Form 10-Q
period 1999-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 1999-08-16
CIK 83612

                                                                           DRAFT

                                                                         8/13/99

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                             ---------------------

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                               1-6388                              56-0950247
  (State or other jurisdiction of           (Commission file number)        (I.R.S. Employer Identification No.)
   incorporation or organization)

                               401 NORTH MAIN ST.
                            WINSTON-SALEM, NC 27102
                                 (336) 741-5500
    (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                         ------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JULY 31, 1999, 109,622,838 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Condensed Statements of Income (Unaudited)--Three and Six Months Ended June 30,
             1999 and 1998...............................................................................          1
           Consolidated Condensed Statements of Cash Flows (Unaudited)--Six Months Ended June 30, 1999
             and 1998....................................................................................          2
           Consolidated Condensed Balance Sheets--June 30, 1999 (Unaudited) and December 31, 1998........          3
           Notes to Consolidated Condensed Financial Statements (Unaudited)..............................       4-16
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................................      17-24

PART II--OTHER INFORMATION
Item 1.    Legal Proceedings.............................................................................         25
Item 2.    Changes in Securities and Use of Proceeds.....................................................         26
Item 4.    Submission of Matters to a Vote of Security Holders...........................................         26
Item 6.    Exhibits and Reports on Form 8-K..............................................................      27-29
Signature................................................................................................         30

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                     --------------------------------  --------------------------------
                                                          1999             1998             1999             1998
                                                     ---------------  ---------------  ---------------  ---------------
NET SALES*.........................................     $   1,907        $   1,435        $   3,600        $   2,648
                                                     ---------------  ---------------  ---------------  ---------------
Costs and expenses:
  Cost of products sold* (note 1)..................           843              347            1,593              665
  Selling, advertising, administrative and general
    expenses.......................................           753              687            1,426            1,251
  Tobacco settlement and related expenses (notes 1
    and 4).........................................            --              145               --              457
  Amortization of trademarks and goodwill..........            91               92              183              183
  Headquarters close-down and related charges (note
    1).............................................           143               --              143               --
                                                     ---------------  ---------------  ---------------  ---------------
    OPERATING INCOME...............................            77              164              255               92
Interest and debt expense..........................            77              109              182              216
Other expense, net.................................             1               25                8               30
                                                     ---------------  ---------------  ---------------  ---------------
    INCOME (LOSS) BEFORE INCOME TAXES..............            (1)              30               65             (154)
Provision for income taxes.........................            38               44               74                1
                                                     ---------------  ---------------  ---------------  ---------------
    LOSS FROM CONTINUING OPERATIONS................           (39)             (14)              (9)            (155)

Discontinued operations:
  Income (loss) from operations of discontinued
    businesses, net of income taxes (note 2).......            20             (100)              85               33
  Gain on discontinued businesses, net of income
    taxes (note 2).................................         2,648               --            2,648               --
                                                     ---------------  ---------------  ---------------  ---------------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM........         2,629             (114)           2,724             (122)
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes (note 2)...............          (250)              --             (250)              --
                                                     ---------------  ---------------  ---------------  ---------------
    NET INCOME (LOSS)..............................     $   2,379        $    (114)       $   2,474        $    (122)
                                                     ---------------  ---------------  ---------------  ---------------
                                                     ---------------  ---------------  ---------------  ---------------
BASIC NET INCOME (LOSS) PER SHARE:
  Loss from continuing operations..................     $    (.36)       $    (.13)       $    (.08)       $   (1.43)
  Income (loss) from discontinued operations.......         24.54             (.92)           25.14              .30
  Extraordinary loss...............................         (2.30)              --            (2.30)              --
                                                     ---------------  ---------------  ---------------  ---------------
  Net income (loss)................................     $   21.88        $   (1.05)       $   22.76        $   (1.13)
                                                     ---------------  ---------------  ---------------  ---------------
                                                     ---------------  ---------------  ---------------  ---------------
DILUTED NET INCOME (LOSS) PER SHARE:
  Loss from continuing operations..................     $    (.36)       $    (.13)       $    (.08)       $   (1.43)
  Income (loss) from discontinued operations.......         24.54             (.92)           25.14              .30
  Extraordinary loss...............................         (2.30)              --            (2.30)              --
                                                     ---------------  ---------------  ---------------  ---------------
  Net income (loss)................................     $   21.88        $   (1.05)       $   22.76        $   (1.13)
                                                     ---------------  ---------------  ---------------  ---------------
                                                     ---------------  ---------------  ---------------  ---------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (IN THOUSANDS):
  Basic............................................       108,703          108,691          108,697          108,691
  Diluted..........................................       108,703          108,691          108,697          108,691

------------------------

* Excludes excise taxes of $318 million and $336 million for the three months ended June 30, 1999 and 1998, respectively, and $578 million and $640 million for the six months ended June 30, 1999 and 1998, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     R. J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                   --------------  --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..............................................................    $    2,474      $     (122)
  Less income from discontinued operations.......................................         2,733              33
                                                                                        -------         -------
  Subtotal.......................................................................          (259)           (155)
                                                                                        -------         -------
  Adjustments to reconcile to net cash flows from
    (used in) continuing operating activities:
      Depreciation and amortization..............................................           243             253
      Deferred income tax benefit................................................          (147)           (108)
      Extraordinary loss on early extinguishment of debt.........................           384              --
      Changes in working capital items, net......................................           776             (39)
      Initial, upfront tobacco settlement and related expenses, net of cash
        payments.................................................................          (411)            377
      Headquarters close-down and related charges, net of cash payments..........            21              --
      Other, net.................................................................           (13)            (47)
                                                                                        -------         -------
        Total adjustments........................................................           853             436
                                                                                        -------         -------
    Net cash flows from continuing operating activities..........................           594             281
    Net cash flows from (used in) discontinued operations........................           116            (334)
                                                                                        -------         -------
    Net cash flows from (used in) operating activities...........................           710             (53)
                                                                                        -------         -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...........................................................           (20)            (20)
  Net proceeds from the sale of the international tobacco business...............         7,796              --
  Proceeds from sale of operating assets.........................................            --               2
                                                                                        -------         -------
    Net cash flows from (used in) investing activities...........................         7,776             (18)
                                                                                        -------         -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.......................................         1,244              --
  Repayments of long-term debt...................................................        (4,450)            (68)
  Increase (decrease) in short-term borrowings...................................           (62)             53
  Transfer and payments to former parent.........................................        (2,077)             --
  Other, net.....................................................................             6               1
                                                                                        -------         -------
    Net cash flows used in financing activities..................................        (5,339)            (14)
                                                                                        -------         -------
    Net change in cash and cash equivalents......................................         3,147             (85)
Cash and cash equivalents at beginning of period.................................            --              85
                                                                                        -------         -------
Cash and cash equivalents at end of period.......................................    $    3,147      $       --
                                                                                        -------         -------
                                                                                        -------         -------
Income taxes paid, net of refunds................................................    $      101      $      169
Interest paid....................................................................    $      258      $      201
Tobacco settlement and related expense payments..................................    $      416      $       80

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                                DECEMBER 31, 1998
                                                                                                -----------------
                                                                                JUNE 30, 1999
                                                                                --------------
                                                                                 (UNAUDITED)
                                                                                --------------
ASSETS
Current assets:
  Cash and cash equivalents...................................................    $    3,147        $      --
  Accounts and notes receivable, net..........................................           166               58
  Inventories (note 3)........................................................           503              529
  Prepaid excise taxes and other..............................................           360              537
  Net assets of discontinued businesses (note 2)..............................            --            5,961
                                                                                     -------          -------
      TOTAL CURRENT ASSETS....................................................         4,176            7,085
                                                                                     -------          -------
Property, plant and equipment, net............................................         1,091            1,115
Trademarks, net...............................................................         3,123            3,176
Goodwill, net.................................................................         7,713            7,829
Other assets and deferred charges.............................................           216              196
                                                                                     -------          -------
                                                                                  $   16,319        $  19,401
                                                                                     -------          -------
                                                                                     -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.......................................................    $       --        $      29
  Accounts payable and accrued liabilities....................................         2,341            1,564
  Current maturities of long-term debt........................................            23               62
  Income taxes accrued........................................................         2,161              165
                                                                                     -------          -------
      TOTAL CURRENT LIABILITIES...............................................         4,525            1,820
                                                                                     -------          -------
Long-term debt (less current maturities)......................................         1,994            4,861
Other noncurrent liabilities..................................................         1,099              931
Deferred income taxes.........................................................         1,434            1,903
Contingencies (note 4)
Stockholders' equity (note 5):
  Common stock................................................................             1                1
  Paid-in capital.............................................................         7,279           10,861
  Retained earnings (accumulated deficit).....................................            --             (516)
  Accumulated other comprehensive income (loss)...............................            (6)            (460)
  Other stockholders' equity..................................................            (7)              --
                                                                                     -------          -------
        TOTAL STOCKHOLDERS' EQUITY............................................         7,267            9,886
                                                                                     -------          -------
                                                                                  $   16,319        $  19,401
                                                                                     -------          -------
                                                                                     -------          -------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- INTERIM REPORTING

    BASIS OF PRESENTATION

    The consolidated condensed financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc. ("RJR Tobacco Holdings") and its subsidiaries, including R.J. Reynolds Tobacco Company ("RJR Tobacco Company").

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The account balances and activities of the international tobacco business and Nabisco Holdings Corp. ("Nabisco") are segregated and reported as discontinued operations in the accompanying consolidated condensed financial statements. In addition, financial data for all prior periods has been restated to give effect to the number of shares issued in connection with the distribution of RJR Tobacco Holdings common stock to the stockholders of its former parent, Nabisco Group Holdings Corp. ("NGH" -- formerly RJR Nabisco Holdings Corp.). See note 2 for further discussion. The consolidated condensed financial statements should be read in conjunction with the restated consolidated financial statements and footnotes of RJR Tobacco Holdings for the year ended December 31, 1998 included in the information statement as Exhibit
99.1 of the Form 8-A of RJR Tobacco Holdings filed May 19, 1999.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

    On January 1, 1999, RJR Tobacco Holdings adopted SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJR Tobacco Holdings' financial position or results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJR Tobacco Holdings has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

    COMPREHENSIVE INCOME

    Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 was $2.4 billion and $(145) million, respectively. Total comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $2.4 billion and $(153) million, respectively. Total comprehensive income includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments.

    HEADQUARTERS CLOSE-DOWN AND RELATED CHARGES

    In the second quarter of 1999, RJR Tobacco Holdings recorded a charge of $143 million, $93 million after-tax, to reflect the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of headquarters resulted from a series of reorganization transactions completed during the quarter that fundamentally changed its business and capital structure, which are described in note 2. Approximately $127 million of the charge is for employee severance and related benefits pertaining to the elimination of all functions at the New York headquarters (approximately 100 employees). The employment of these individuals was terminated on June 14, 1999, at which time RJR Tobacco Holdings satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment. Anticipated annual future cash savings from the elimination of the New York headquarters is approximately $60 million.

    RESTRUCTURING EXPENSE

    In the fourth quarter of 1997, RJR Tobacco Company recorded a pre-tax restructuring expense of $80 million, $52 million after-tax, to reorganize its operations. Cash outlays will approximate $40 million. The charge included $30 million for severance and related benefits, $30 million for the rationalization of manufacturing operations and $20 million for contract terminations and other costs. Pre-tax savings in 1998 were $33 million and, after completion of this program, are expected to be approximately $18 annually. During 1997, $5 million of the accrual was utilized for employee severance and related benefits and $2 million was utilized for rationalization of manufacturing operations. During 1998, $63 million of the accrual was utilized as follows: $15 million for employee severance and related benefits, $28 million for rationalization of manufacturing operations, and $20 million for contract termination and other costs. For the six months ended June 30, 1999, $5 million of the remaining restructuring accruals was utilized for employee severance and related benefits, resulting in a reserve balance of approximately $5 million. All of the charges applied against the reserve during 1999 were cash expenditures.

    TOBACCO SETTLEMENT AND RELATED EXPENSES

    In the first quarter of 1998, RJR Tobacco Company recorded $312 million, $199 million after-tax, for initial, upfront tobacco settlement costs relating to the agreements between RJR Tobacco Company and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota. In the second quarter of 1998, RJR Tobacco Company recorded $145 million, $97 million after-tax, for additional initial, upfront tobacco settlement costs under a "most favored nation" agreement with Florida, Mississippi and Texas. Ongoing tobacco settlement costs recorded during the first six months of 1999 are included in cost of products sold.

    In the fourth quarter of 1998, RJR Tobacco Company recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions that management expects to result from the multi-state settlement agreement signed in November 1998. Pre-tax savings in 1999 and 2000 are expected to be approximately $60 million and $95 million, respectively. During 1998, $54 million of the reserve was utilized, and for the six months ended June 30, 1999, RJR Tobacco Company incurred $17 million of cash payments, which were applied against the reserve, resulting in a reserve balance of approximately $80 million.

NOTE 2 -- THE REORGANIZATION

    On March 9, 1999, RJR Tobacco Holdings and RJR Tobacco Company entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). The sale was substantially completed on May 12, 1999 and resulted in a net gain of $2.97 billion, after income taxes of $1.9 billion, subject to post-closing adjustments. Under the terms of the agreement, Japan Tobacco acquired substantially all of the business, including intellectual property rights of the international tobacco business, including the international rights to the CAMEL, WINSTON and SALEM brand names. Proceeds from the sale have been used to reduce debt and for general corporate purposes. RJR Tobacco Holdings expects that this debt reduction will substantially strengthen the financial position of RJR Tobacco Holdings and RJR Tobacco Company.

    Also on March 9, 1999, NGH announced that its board of directors had approved a plan to separate the domestic tobacco business conducted by RJR Tobacco Company, from the food business conducted by operating subsidiaries of Nabisco. Under the plan, the separation was accomplished on May 18, 1999 by the transfer of RJR Tobacco Holdings' 80.5% interest in Nabisco, together with approximately $1.6 billion in after-tax proceeds from the sale of the international tobacco business, to NGH through a merger transaction, followed by a spin-off to NGH stockholders of shares in RJR Tobacco Holdings. An additional $193 million of proceeds from the sale of the international tobacco business were transferred by RJR Tobacco Holdings to NGH prior to the spin-off in satisfaction of certain liabilities paid by NGH on RJR Tobacco Holdings' behalf. The merger transaction and subsequent spin-off are intended to be tax-free. In connection with the merger transaction a loss of approximately $322 million was recognized related to the cumulative translation account of Nabisco. This loss is netted against the gain on discontinued operations for the periods presented.

    On May 12, 1999, NGH's board of directors approved the spin-off, which occurred on June 14, 1999. NGH continues to exist as a holding company, owning 80.5% of Nabisco. Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco (symbol: NA) each will continue to trade as separate companies on the New York Stock Exchange. Shares of RJR Tobacco Holdings, the owner of 100% of RJR Tobacco Company, began trading separately on June 15, 1999 (symbol: RJR).

    RJR Tobacco Holdings, RJR Tobacco Company and NGH have entered into several agreements governing the relationships among the parties after the distribution of RJR Tobacco Holdings' shares to NGH stockholders, including certain tax matters, indemnification rights and obligations and other matters.

    On April 13, 1999, RJR Tobacco Holdings offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions described above. These consents were received as of April 26, 1999. The tender offers were completed on May 18, 1999, which resulted in RJR Tobacco Holdings repurchasing approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR Tobacco Holdings recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax.

    On May 7, 1999, RJR Tobacco Holdings entered into a $1.235 billion floating rate revolving credit agreement with a syndicate of commercial banks, which was not utilized as of June 30, 1999. On May 18, 1999, RJR Tobacco Holdings completed a private placement offering of $1.25 billion in debt securities. The net proceeds received were used for general corporate purposes. RJR Tobacco Company has guaranteed RJR Tobacco Holdings' obligations under the revolving credit agreement and the debt securities. On July 16, 1999, RJR Tobacco Holdings filed a registration statement in order to issue publicly registered notes in exchange for the private placement notes.

    In connection with the reorganization, the assets and liabilities of the retirement plan for employees of RJR Nabisco, Inc. (the "old plan") were split into two new plans. One new plan covers employees and former employees of RJR Tobacco Holdings (the "RJR Plan") and the other new plan covers employees and former employees of Nabisco and NGH.

    The split of the assets and liabilities of the old plan was in accordance with a May 20, 1999 agreement between the Pension Benefit Guaranty Corporation (the "PBGC"), RJR Tobacco Company and NGH. Based on this agreement and as required by Section 414(I) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective new plans. This methodology resulted in a different allocation of old plan assets than had been reflected in the historical allocation to the tobacco business, which resulted in the increase in the RJR Plan assets of approximately $155 million and an increase in benefit obligations of approximately $20 million. The impact of this change, a decrease in the unfunded pension liability of $135 million, will be recognized in net periodic benefit costs over future periods. As a result, periodic benefit cost for 1999 is expected to decrease by approximately $7 million.

    The PBGC agreement described above also required contributions of $58 million in each of the five years beginning in 1999, as well as contribution of the RJR Plan's normal cost beginning in 2000 through the end of the agreement. The normal cost to be contributed in 2000 is expected to be approximately $23 million. The agreement is expected to continue for five years, however there are certain circumstances under which it could be extended. The PBGC agreement also requires a $116 million letter of credit with respect to these contributions.

    In connection with the reorganization, 17,065,066 options held by employees to purchase NGH common stock were equitably adjusted into 5,456,114 options covering RJR shares and 18,359,932 options covering NGH shares in a manner intended to preserve the aggregate benefits under the options.

    The operating results of the international tobacco business until the date of sale, May 12, 1999, are segregated and reported as discontinued operations in the accompanying consolidated condensed financial statements. Nabisco's operating results through May 18, 1999, the date of the merger transaction, are segregated and reported as discontinued operations in the accompanying consolidated condensed financial statements. Prior period financial statements have been restated to conform to the current year presentation.

    Summarized operating results of the discontinued operations are as follows (dollars in millions):

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30               JUNE 30
                                             --------------------  --------------------
                                               1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Net sales..................................  $   1,299  $   2,857  $   3,827  $   5,591
Provision (benefit) for income taxes.......         39        (57)        87         19

    Assets and liabilities of the discontinued businesses are as follows (dollars in millions):

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Current assets..................................................................   $    3,357
Property, plant and equipment, net..............................................        4,183
Trademarks and goodwill, net....................................................        7,710
Other assets and deferred charges...............................................          227
Current liabilities.............................................................       (2,685)
Long-term debt (less current maturities)........................................       (3,794)
Minority interest in Nabisco....................................................         (752)
Deferred income taxes...........................................................       (1,195)
Other noncurrent liabilities....................................................       (1,090)
                                                                                  ------------
  Net assets of discontinued businesses.........................................   $    5,961
                                                                                  ------------
                                                                                  ------------

NOTE 3 -- INVENTORIES

    The major classes of inventories are as follows (dollars in millions):

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1999           1998
                                                                  -------------  -------------
Finished products...............................................    $      90      $      94
Leaf tobacco....................................................          306            334
Raw materials...................................................           23             26
Other...........................................................           84             75
                                                                       ------         ------
                                                                    $     503      $     529
                                                                       ------         ------
                                                                       ------         ------

NOTE 4 -- CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against RJR Tobacco Company or its affiliates or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use, of or exposure to, RJR Tobacco Company's tobacco products. During the second quarter of 1999, 36 new actions were served against RJR Tobacco Company and/or its affiliates or indemnitees (including NGH) (as compared to 67 in the second quarter of 1998) and 77 actions were dismissed or otherwise resolved in favor of RJR Tobacco Company and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of cases pending. On June 30, 1999, there were 620 active cases pending, as compared with 575 on June 30, 1998 and 345 on June 30, 1997. As of August 5, 1999, 609 active cases were pending against RJR Tobacco Company and/or its affiliates or indemnitees: 603 in the United States; 3 in Canada; and 1 in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 42 states and the District of Columbia. The breakdown is as follows: 110 in each of New York and West Virginia; 74 in Florida; 58 in California; 39 in Massachusetts; 23 in Louisiana; 18 in Texas; 15 in Tennessee; 14 in the District of Columbia; 13 in Pennsylvania; 12 in Alabama; 10 in each of Illinois and New Jersey; 9 in Mississippi; 8 in Ohio; 7 in Iowa; 6 in Nevada; 5 in each of Maryland and Missouri; 4 in each of Arkansas, Georgia, Indiana, Minnesota and

New Mexico; 3 in each of Arizona, Colorado, Oklahoma and Washington; 2 in each of Hawaii, Kentucky, Michigan, North Carolina, North Dakota, Rhode Island, South Carolina, South Dakota, Utah and Virginia; and 1 in each of Connecticut, Kansas, New Hampshire, Oregon and Wisconsin. Of the 603 active cases, 158 are pending in federal court, 440 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, RICO, indemnity, medical monitoring and common law public nuisance. In a number of cases, plaintiffs specifically plead punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, in addition to compensatory and other damages. Seven of the 603 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-five cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 99 of the active cases seek, INTER ALIA, recovery of health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eight, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

    DEFENSES. The defenses raised by RJR Tobacco Company and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, when applicable, additional statutory, equitable, constitutional and other defenses. RJR Tobacco Holdings has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named.

    INDUSTRY TRIAL RESULTS. Juries have found for plaintiffs in six smoking and health cases in which RJR Tobacco Company was not a defendant. In one of these cases, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another of these cases, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third of these cases, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK V. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. On January 29, 1999, the Florida Court of Appeals reversed this verdict and ordered a new trial in a different location (Palm Beach County). On February 9-10, 1999, in HENLEY V. PHILIP MORRIS, INC., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris moved to have this verdict set aside or reduced. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris is appealing the verdict. On March 30, 1999, in WILLIAMS V. PHILIP MORRIS, an Oregon state court jury returned a verdict against Philip

Morris in the amount of $1.5 million in compensatory damages and $79 million in punitive damages. Although the judge in this case has reduced the punitive damages to $32 million, Philip Morris is appealing this verdict as well. The most recent verdict in a non-RJR Tobacco Company individual case was announced on May 13, 1999. In that case, STEELE V. BROWN & WILLIAMSON, a jury in Missouri federal court found that Brown & Williamson was not liable for the death of the plaintiff.

    On May 5, 1997, in an individual case filed against RJR Tobacco Company, CONNOR V. R. J. REYNOLDS TOBACCO CO., brought by the same attorney who represented plaintiffs in the CARTER and WIDDICK cases, a Florida state court jury found no RJR Tobacco Company liability. On October 31, 1997, in still another case, KARBIWNYK V. R. J. REYNOLDS TOBACCO COMPANY, brought by the same attorney, another Florida state court jury found no RJR Tobacco Company liability. On March 19, 1998, an Indiana state court jury found for RJR Tobacco Company, NGH and other defendants in an individual case, DUNN V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. On March 18, 1999, the jury in an Ohio federal district court found for the defendants, including RJR Tobacco Company, on all counts in a class-action union trust-fund case, IRONWORKERS LOCAL 17 V. PHILIP MORRIS. On May 10, 1999 in NEWCOMB V. R. J. REYNOLDS TOBACCO CO., one of three individual cases in Tennessee state court which had been consolidated for trial, a state-court jury refused to award damages against RJR Tobacco Company or Brown & Williamson. The tobacco company defendants in the other two cases were found to have no liability. Finally, on June 2, 1999, a Mississippi state court jury found in favor of defendants, including RJR Tobacco Company and RJR Tobacco Holdings, in an environmental tobacco smoke case, BUTLER
V. AMERICAN TOBACCO COMPANY. Finally, on July 9, 1999, a Louisiana state court jury found in favor of RJR Tobacco Company and Brown & Williamson as successor to American Tobacco Company in an individual smoker case, GILBOY V. AMERICAN TOBACCO COMPANY.

    CLASS-ACTION SUITS. In May 1996, in an early class action case, CASTANO V. AMERICAN TOBACCO COMPANY, the Fifth Circuit Court of Appeals overturned the certification of a purported nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most purported class-action suits have sought certification of statewide, rather than nationwide, classes.

    Putative class-action suits based on claims similar to those asserted in CASTANO have been brought against RJR Tobacco Company, and in some cases RJR Tobacco Holdings, in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and West Virginia. A putative class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States. On October 19, 1998, a putative class action was filed in federal court in Philadelphia, Pennsylvania, on behalf of "all living Black Americans who have purchased or consumed menthol tobacco products since 1954 (including minors through their legal representatives)" seeking redress of alleged violations of the plaintiffs' civil rights. A purported class action suit against RJR Tobacco Company in New Jersey claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits. Other types of class-action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of those persons.

    Despite the marked increase of purported class actions brought against tobacco companies, few purported class actions have been certified, or if certified, have survived on appeal. Most recently, on May 17, 1999 the U.S. Supreme Court declined review of a circuit court decision upholding the denial of class certification in a Pennsylvania medical monitoring case, BARNES V. AMERICAN TOBACCO. On April 12, 1999, in CHAMBERLAIN V. AMERICAN TOBACCO COMPANY, a federal district court in Ohio refused to certify a class of "nicotine-dependent" Ohio residents. On April 13, 1999, in AVALLONE V. AMERICAN TOBACCO COMPANY, a state court judge in New Jersey refused to certify a purported class of casino workers exposed to environmental tobacco smoke. On June 21, 1999, in GEIGER V. AMERICAN TOBACCO COMPANY, a New York State court refused to certify a class of New York State residents who were alleged to have contracted lung and throat cancer as a result of cigarette smoking. On June 29, 1999, in CLAY V. AMERICAN TOBACCO COMPANY, a federal district court in Illinois refused to certify a class of persons in 46 states who "as children, purchased and smoked cigarettes designed, manufactured, promoted or sold by the defendants". On July 21, 1999, in HANSEN V. THE AMERICAN TOBACCO COMPANY, a federal district court in Arkansas refused to certify an Arkansas state-wide class consisting of smokers claiming to have tobacco-related disease, and on July 23, 1999, in REED V. PHILLIP MORRIS, a District of Columbia superior court judge entered an opinion and order refusing to certify as a class residents of the District of Columbia claiming to have tobacco-related disease.

    Class certification was granted in 1998 by a Maryland state court in RICHARDSON V. PHILIP MORRIS. The Maryland Court of Appeals is reviewing that decision. In addition, on November 5, 1998, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (SCOTT
V. AMERICAN TOBACCO COMPANY). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants settled another class-action suit, BROIN V. PHILIP MORRIS, in October, 1997. The Florida Court of Appeals denied challenges to this settlement on March 24, 1999 and subsequently denied motions to reconsider.

    Trial is underway in a class-action suit pending in Florida, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. A jury determination of liability was handed down on July 7, 1999 against RJR Tobacco Company and the other cigarette manufacturer defendants in the initial phase, which included common issues related to liability, general causation and a potential award of or entitlement to punitive damages. On August 2, 1999, the trial court judge issued an order which provides that the second phase of ENGLE will begin on September 7, 1999, and will consist of the trial of the claims of two of the named class representatives. In addition, the trial court ordered that the jury shall determine punitive damages, if any, on a dollar amount basis, which amount would then be applicable as punitive damages for the entire qualified class. The third phase of ENGLE will address other class members' claims in individual trials before separate juries.

    On August 2, 1999, the defendants also filed a motion asking that the judge recuse himself on the grounds that the defendants just learned that the judge is an ex-smoker who has a disease (arteriolosclerosis) that the jury found in the initial phase of the trial can be tobacco-related, and as such, is a member of the ENGLE class. On August 5, 1999, the judge denied the defendants' recusal motion.

    No compensatory damages would have to be paid to any plaintiff until the end of his or her trail and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of ENGLE. RJR Tobacco Company does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, at the end of the second phase, the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, resulting in the possible execution of the judgment before it could be overturned on appeal. RJR Tobacco Company believes this result would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring.

    HEALTH-CARE COST RECOVERY CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. AMERICAN TOBACCO COMPANY, against various industry members, including RJR Tobacco Company. This case was brought on behalf of the State to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the State the plaintiff in the case and basing its claims on economic loss rather than personal injury, the State sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the MOORE case, most other states, through their attorneys general and/ or other state agencies, sued RJR Tobacco Company and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco Company, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between the state and those manufacturers in each case.

    On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco Company, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The Master Settlement Agreement settles all the health-care cost recovery actions brought by the settling states and contains releases of various additional present and future claims.

    In each state where final approval has been obtained, the Master Settlement Agreement will release RJR Tobacco Company and several of its indemnitees and RJR Tobacco Holdings and NGH from: (1) all claims of the settling states, and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

    The Master Settlement Agreement is scheduled to become effective on the earlier of June 30, 2000 or the date on which final approval of the settlement has been obtained in courts of 80% of the settling states, both by number and percentage share of the settlement payments due. As of July 6, 1999, final approval was obtained in the requisite number of settling states (42), but those states' percentage shares comprise only 54.18%, rather than the necessary 80%, of the payments due.

    Payments for all tobacco litigation settlement agreements currently in effect, including the Master Settlement Agreement and four individual state settlements, will be approximately $1.6 billion in 1999 to be funded through price increases. RJR Tobacco Company estimates payments in future years to exceed $2 billion per year, but these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco Company, RJR Tobacco Company's market share and inflation.

    On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorney-general cases, against RJR Tobacco Company and other Canadian and U.S. tobacco companies and their parent companies, including RJR Tobacco Holdings, in British Columbia Provincial Court. This lawsuit relies heavily upon recently enacted legislation in British Columbia which is being separately challenged by Canadian tobacco companies. An agreement has been reached with the government in British Columbia that these separate constitutional challenges will be litigated prior to the health-care recovery action. These constitutional challenges are scheduled to be heard by the Canadian courts in the autumn of 1999.

    UNION CASES. Although the Master Settlement Agreement settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of August 5, 1999, approximately 66 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

    The defendants in these actions argue, among other things, the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the allegedly injured individual.

    In the first of these cases to be considered by a federal court of appeals, on March 29, 1999, the Third Circuit Court of Appeals affirmed a district court ruling dismissing a case, STEAMFITTERS LOCAL UNION 420 V. PHILIP MORRIS, on remoteness grounds. Then, a week later, the Second Circuit handed down its decision in LABORERS LOCAL 17 V. PHILIP MORRIS, reversing a district court's decision and remanding the case for dismissal, again on remoteness grounds. On July 14, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court's dismissal in OREGON LABORERS V. PHILIP MORRIS on remoteness and standing grounds. Numerous trial court judges have also dismissed these cases on remoteness grounds, including most recently, on July 22, 1999, a federal district court in Washington in NORTHWEST LABORERS-EMPLOYEES HEALTH & SECURITY TRUST FUND V. PHILIP MORRIS. Nonetheless, in other federal circuits, there are still some union cases that have survived motions to dismiss and that may proceed to trial. Most recently, on August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together--NATIONAL ASBESTOS WORKERS MEDICAL FUND V. PHILIP MORRIS and BLUE CROSS AND BLUE SHIELD OF NEW JERSEY, INC. V. PHILIP MORRIS.

    The first union case to survive motions to dismiss and go to trial was IRON WORKERS LOCAL NO. 17 V. PHILIP MORRIS. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss: state and federal RICO claims and civil conspiracy claims. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJR Tobacco Holdings and NGH from the case. On March 18, 1999, the jury in this case returned a unanimous verdict for the defendants, including RJR Tobacco Company, on all remaining counts. On May 11, 1999, the trial court judge denied plaintiffs' motion for a new trial. The plaintiffs are appealing the case to the Sixth Circuit Court of Appeals.

    OTHER HEALTH-CARE COST RECOVERY AND AGGREGATED CLAIMS PLAINTIFFS. Native American tribes have filed similar cases, five in tribal courts and one putative class action in San Diego Superior Court. Five groups of health-care insurers, as well as a private entity that purported to self insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, WILLIAMS & DRAKE V. AMERICAN TOBACCO and REGENCE BLUESHIELD V. PHILIP MORRIS, were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington, respectively. In a third "insurers" case, GROUP HEALTH PLAN, INC. V. PHILIP MORRIS, a federal district judge in Minnesota, on April 29, 1999, dismissed all claims, except a state antitrust claim and a conspiracy claim. Five foreign countries have also brought health-care cost recovery suits against RJR Tobacco Company in U.S. courts. Other cost recovery suits have been brought by, among others, local governmental jurisdictions, taxpayers (on behalf of a governmental jurisdiction), a university and a hospital. Finally, eight actions have been filed against RJR Tobacco Company by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation.

    RECENT AND SCHEDULED TRIALS. As of August 5, 1999, there were three cases scheduled for trial in 1999 against RJR Tobacco Company alleging injuries relating to tobacco. In addition, one case is currently in progress, the ENGLE case in Florida. Cases against other tobacco company defendants are also scheduled for trial in 1999 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco Company and RJR Tobacco Holdings coming to trial over the next year.

    OTHER DEVELOPMENTS. On April 9, 1999, a class action complaint, A.D. BEDELL WHOLESALE CO. V PHILIP MORRIS INC., was filed on behalf of cigarette wholesalers and distributors against RJR Tobacco Company, Philip Morris and Brown & Williamson in the U.S. District Court for the District of Pennsylvania alleging violations of the federal antitrust laws based, in large part, on the Master Settlement Agreement.

    RJR Tobacco Company is aware of grand jury investigations being conducted in New York and Washington, D.C. that relate to the cigarette business. In addition, RJR Tobacco Company received a document subpoena, dated September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJR Tobacco Company understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJR Tobacco Company is responding to the subpoena. RJR Tobacco Company also is responding to document subpoenas dated February 5 and March 10, 1999, arising from a grand jury investigation being conducted in the Western District of New York into the actions of some cigarette retailers and a distributor, and to a document subpoena dated July 7, 1999, arising from a grand jury investigation being conducted in the Eastern District of North Carolina into the export sales practices of RJR Tobacco Company's former international tobacco business.

    On December 22, 1998, Northern Brands International, Inc. ("Northern Brands"), a now inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V. ("Reynolds International"), a former Netherlands subsidiary of RJR Tobacco Company recently sold to Japan Tobacco, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States "by means of false and fraudulent practices. . . ." Northern Brands agreed to pay a $10 million forfeiture and a $5.2 million fine and special assessment. In the plea agreement, the U.S. Attorney agreed not to bring additional criminal charges in the Northern District against Northern Brands or its corporate affiliates, including NGH, RJR Tobacco Holdings, RJR Tobacco Company and Reynolds International, for actions from 1985 through 1998 that are related to those that gave rise to the agreement. RJR-MacDonald, Reynolds International's operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation. Management cannot predict whether any other authorities in the United States or Canada will seek to take further actions with regard to these events. Although the international tobacco business was sold, RJR Tobacco Company retained certain liabilities relating to events disclosed above.

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco Company or its affiliates, including RJR Tobacco Holdings, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if those rulings are not final, could adversely affect the litigation against RJR Tobacco Company or its affiliates or indemnitees and could encourage an increase in the number of those claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Master Settlement Agreement referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the institution of additional similar litigation.

    Although it is impossible to predict the outcome of these events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco Company and RJR Tobacco Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJR Tobacco Company and RJR Tobacco Holdings each believes that it has a number of valid defenses to any of those actions and intends to defend those actions vigorously.

    RJR Tobacco Holdings believes that, notwithstanding the quality of defenses available to it and RJR Tobacco Company in litigation matters, it is possible that the results of operations or cash flows of RJR Tobacco Holdings in particular quarterly or annual periods or RJR Tobacco Holdings' financial condition could be materially affected by the ultimate outcome of pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

NOTE 5 -- STOCKHOLDERS' EQUITY

    Changes in stockholders' equity for the six months ended June 30, 1999 are as follows (dollars in millions):

                                                              RETAINED
                                                              EARNINGS     ACCUMULATED OTHER        OTHER            TOTAL
                                                  PAID-IN   (ACCUMULATED     COMPREHENSIVE      STOCKHOLDERS'    STOCKHOLDERS'
                                COMMON STOCK      CAPITAL     DEFICIT)       INCOME (LOSS)         EQUITY           EQUITY
                              -----------------  ---------  -------------  -----------------  -----------------  -------------
Balance at January 1,
 1999.......................      $       1      $  10,861    $    (516)       $    (460)         $      --        $   9,886
Net income..................             --             --        2,474               --                 --            2,474
Foreign currency translation
 adjustment.................             --             --           --              (86)                --              (86)
Items related to
 international tobacco
 business (see note 2)......             --             --           --              218                 --              218
Merger transaction*.........             --         (3,586)      (1,958)             322                 --           (5,222)
Exercise of stock options...             --              3           --               --                 --                3
Other.......................             --              1           --               --                 (7)              (6)
                                                                                                         --
                                      -----      ---------  -------------          -----                         -------------
Balance June 30, 1999.......      $       1      $   7,279    $      --        $      (6)         $      (7)       $   7,267
                                                                                                         --
                                                                                                         --
                                      -----      ---------  -------------          -----                         -------------
                                      -----      ---------  -------------          -----                         -------------

* Transfer of RJR Tobacco Holdings' 80.5% interest in Nabisco, together with a portion of the proceeds from the sale of the international tobacco business, to NGH (see note 2).

NOTE 6 -- SUBSEQUENT EVENT

    On July 28, 1999, the board of directors of RJR Tobacco Holdings declared a quarterly cash dividend of $.775 per common share, or $3.10 per common share on an annualized basis. The dividend will be paid on October 1, 1999 to stockholders of record as of September 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR Tobacco Holdings. It should be read in conjunction with the financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

                                                               THREE MONTHS                     SIX MONTHS ENDED
                                                                  ENDED
                                                                 JUNE 30                            JUNE 30
                                                           --------------------  PERCENTAGE   --------------------  PERCENTAGE
                                                             1999       1998       CHANGE       1999       1998       CHANGE
                                                           ---------  ---------  -----------  ---------  ---------  -----------
                                                               (DOLLARS IN                        (DOLLARS IN
                                                                MILLIONS)                          MILLIONS)
Net sales................................................  $   1,907  $   1,435        32.9%  $   3,600  $   2,648        36.0%
Cost of products sold (1)................................        843        347       142.9       1,593        665       139.5
Selling, advertising, administrative and general
  expenses...............................................        753        687         9.6       1,426      1,251        14.0
                                                           ---------  ---------               ---------  ---------
Operating company contribution...........................        311        401       (22.4)        581        732       (20.6)
Tobacco settlement and related expenses (1)..............         --        145      (100.0)         --        457      (100.0)
Amortization of intangibles..............................         91         92        (1.1)        183        183          --
Restructuring expense....................................        143         --         n/a         143         --         n/a
                                                           ---------  ---------               ---------  ---------
Operating income.........................................  $      77  $     164       (53.0)  $     255  $      92       177.2
                                                           ---------  ---------               ---------  ---------
                                                           ---------  ---------               ---------  ---------

------------------------------

(1) $563 million and $38 million of ongoing settlement expense was recorded in cost of products sold in the second quarter of 1999 and 1998, respectively, and $1,070 million and $75 million was recorded during the six months ended June 30, 1999 and 1998, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

    NET SALES. Net sales of $1.9 billion and $3.6 billion for the three and six months ended June 30, 1999 increased 32.9% and 36%, respectively, from the comparable prior year periods. The increase in both periods was the result of price increases in the latter half of 1998 in response to increased settlement costs ($642 million for the second quarter and $1.3 billion for the six month period), partly offset by lower volumes ($175 million for the second quarter and $347 million for the six month period).

    Volume during the second quarter of 1999 declined 12.4% from the prior year quarter, while industry volume declined 10.3%. Volume declined 13.3% during the first six months of 1999 versus the prior year period, while industry volume declined 10%. RJR Tobacco Company's full-price shipments represented 62.2% and 62.5% of total shipments in the second quarter of 1999 and 1998, respectively, and 62.1% and 62.2% in the six month periods ended June 30, 1999 and 1998, respectively. Industry-wide full-price shipments represented 73.2% of total shipments in the second quarter 1999 and 1998, and 73.5% and 72.9% for the first six months of 1999 and 1998, respectively.

    During the second quarter of 1999, the shipment volume of the WINSTON styles supported by the "No Bull" repositioning, down 9% compared to the second quarter of 1998, outperformed the industry full-price decline of 10.3%. Shipment volume was down 13% for the six months of 1999 versus the 1998 period. Shipments of CAMEL, excluding the non-filter style, declined 10.9% and 9.6% during the three and six month periods ended June 30, 1999, respectively, from the comparable prior year periods. SALEM shipments were down 14.9% and 13.9% for the three and six month periods ended June 30, 1999, respectively, compared to the prior year periods. Volume for DORAL, the industry's leading savings brand was down 13% from the second quarter of 1998, while shipments in the first six months of 1999 were 14.5% lower than the prior year period. DORAL's comparative performance was somewhat impacted by the expansion of box styles in the second quarter of 1998 and aggressive competitive activity in the savings category, but still maintained a stable market share during the comparative quarters.

    RJR Tobacco Company's overall retail share of market for the second quarter of 1999 decreased to 24.08% from 25.33% in the second quarter of 1998. For the second quarter of 1999, RJR Tobacco Company's full-price share decreased to 15.17% from 16.42%, while its savings share of market remained at 8.91% for the second quarter of both 1999 and 1998. For the first six months of 1999, RJR Tobacco Company's retail share of market decreased to 24.24% compared to 25.38% in 1998. Its full-price share decreased to 15.35% for the first six months of 1999 compared to 16.44% in 1998, while its savings share declined slightly to 8.89% from 8.94%.

    COST OF PRODUCTS SOLD. Cost of products sold of $843 million in the second quarter of 1999 increased $496 million from the second quarter of 1998, primarily due to an increase of $525 million in ongoing settlement costs. Cost of products sold of $1.6 billion in the first six months of 1999 increased $928 million from 1998, primarily due to an increase of $995 million in ongoing settlement costs.

    SELLING, ADVERTISING, ADMINISTRATIVE AND GENERAL EXPENSES. Selling, advertising, administrative and general expenses of $753 million for the second quarter of 1999 increased $66 million, or 9.6%, from the comparable prior year quarter. For the first six months of 1999, selling, advertising, administrative and general expenses of $1.4 billion increased 14% from the prior year period. The increases over prior year periods were primarily due to increased promotional expense, composed mainly of competitive discounts provided directly to retailers and passed through to the consumer.

    OPERATING COMPANY CONTRIBUTION. Operating company contribution decreased 22.4% to $311 million for the second quarter of 1999 and decreased 20.6% to $581 million for the first six months of 1999. The decreases are primarily due to higher ongoing settlement costs, lower volumes and increased competitive discounts, partly offset by increased pricing.

    TOBACCO SETTLEMENT AND RELATED EXPENSES. In the three and six month periods ended June 30, 1998, RJR Tobacco Company recorded $145 million and $457 million, respectively, for initial, up-front tobacco settlement costs relating to the agreements between RJR Tobacco Company and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota and certain other settlement agreements.

    In the fourth quarter of 1998, RJR Tobacco Company recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions that management expects to result from the multi-state settlement agreement signed in November 1998. Pre-tax savings in 1999 and 2000 are expected to be approximately $60 million and $95 million, respectively. During 1998, $54 million of the reserve was utilized, and for the six months ended June 30, 1999, RJR Tobacco Company incurred $17 million of cash payments, which were applied against the reserve, resulting in a reserve balance of approximately $80 million. See note 1 to the Consolidated Condensed Financial Statements.

    HEADQUARTERS CLOSE-DOWN AND RELATED CHARGES. During the second quarter of 1999, RJR Tobacco Holdings recorded a charge of $143 million in connection with the elimination of its New York corporate headquarters. A significant portion of the charge is for employee severance and related benefits pertaining to the elimination of all functions previously performed at the holding company. The anticipated annual future cash savings from the elimination of the New York headquarters is approximately $60 million. See note 1 to the Consolidated Condensed Financial Statements.

    INTEREST AND DEBT EXPENSE. Interest and debt expense of $77 million in the second quarter of 1999 decreased $32 million, or 29.4%, from the second quarter of 1998. For the first six months of 1999, interest and debt expense of $182 million decreased $34 million from the prior year period. The decreases in the periods were due to the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt. See note 2 to the Consolidated Condensed Financial Statements.

    OTHER EXPENSE, NET. Other expense, net decreased $24 million and $22 million for the three and six month periods ended June 30, 1999, respectively, due to interest income earned in the second quarter of 1999 related to the investment of proceeds from the sale of the international tobacco business. See note 2 to the Consolidated Condensed Financial Statements.

    PROVISION FOR INCOME TAXES. RJR Tobacco Company recorded a tax provision of $38 million in the second quarter of 1999 compared to $44 million recorded in the second quarter of 1998. The effective tax rates were impacted by certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS RELATED TO THE REORGANIZATION

    Management anticipates that savings of approximately $15 million per quarter will be realized from the elimination of certain corporate expenses. Additionally, management anticipates that, as a result of the net extinguishment of debt which occurred during the second quarter of 1999, interest and debt expense will approximate $45 million in each of the next four quarterly periods. Management also expects that, as a result of the investment of the proceeds received from the sale of the international tobacco business during the second quarter of 1999, net of taxes to be paid in the second half of 1999, interest income will approximate $15 million in each of the next four quarterly periods. See notes 1 and 2 to the Consolidated Condensed Financial Statements.

DISCONTINUED OPERATIONS

    Total results of discontinued operations increased approximately $2.8 billion in the second quarter of 1999 compared to the second quarter of 1998 and increased approximately $2.7 billion for the first six months of 1999 compared to the comparable 1998 period. The increases were primarily due to the gain on the sale of the international tobacco business in May of 1999, partially offset by the loss on the recognition of Nabisco's cumulative translation adjustment account. See note 2 to the Consolidated Condensed Financial Statements.

EXTRAORDINARY LOSS

    An extraordinary loss of approximately $384 million, $250 million after-tax, was incurred during the three and six month periods ended June 30, 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 2 to the Consolidated Condensed Financial Statements.

GOVERNMENTAL ACTIVITY

    In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report entitled, "Respiratory Health Effects of Passive Smoking: Lung Cancer and Other Disorders," which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJR Tobacco Company and others filed suit in the U.S. District Court for the Middle District of North Carolina (FLUE-CURED STABILIZATION CORP. V. U.S. ENVIRONMENTAL PROTECTION AGENCY) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid, and vacated those portions of the EPA report dealing with lung cancer. The government appealed this ruling to the Court of Appeals for the Fourth Circuit where oral argument was heard in June 1999.

    In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the State. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco Company believes could damage the competitive position of its brands. RJR Tobacco Company, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. Massachusetts appealed that decision, which was affirmed by the Court of Appeals for the First Circuit. Both the manufacturers and Massachusetts are now seeking summary judgment from the district court. The case has been briefed and argued.

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets. The Texas Department of Health promulgated regulations that require both ingredient and nicotine-yield reports to be filed by December 1, 1999. RJR Tobacco Company currently intends to comply with the regulations.

    In 1997, the Minnesota legislature enacted a requirement that manufacturers of tobacco products sold in Minnesota report annually the presence of five substances in each brand of their products in its "unburned" and "burned" states. RJR Tobacco Company complied with this requirement on February 15, 1999.

    In August 1998, the Massachusetts Department of Health (the "DOH") issued regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco Company and the other manufacturers believe that the DOH lacks legal authority to promulgate these proposed regulations. Nevertheless, RJR Tobacco Company and the other manufacturers proposed conducting a cooperative benchmarking study to address certain DOH concerns. The benchmarking study will obtain smoke constituent information on a representative number of cigarette brand styles. The DOH has agreed not to finalize or amend these regulations until it has reviewed the results of the manufacturers study.

    On May 21, 1999, RJR Tobacco Company, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed separate lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the Master Settlement Agreement. RJR Tobacco Company is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above the ground in any retail outlet that is not limited to adults only. RJR Tobacco Company also is challenging the regulation that bans all cigarette advertising (other than a black-and-white sign reading "Tobacco Products Sold Here") visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. RJR Tobacco Company believes that it has strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption. The Massachusetts Attorney General has postponed implementation of the regulations until February 2000, when the trial of this matter is scheduled to occur.

    It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJR

Tobacco Company or the cigarette industry generally, but such legislation or regulations could have a material effect on RJR Tobacco Company or the cigarette industry generally.

    For a description of certain litigation affecting RJR Tobacco Company and its affiliates, including the effects on results of operations of certain attorney general agreements, see note 4 to the Consolidated Condensed Financial Statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

    On January 1, 1999, RJR Tobacco Holdings adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up activities. See note 1 to the Consolidated Condensed Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS No. 133 one year. See note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from continuing operating activities were $594 million in the first six months of 1999 compared to $281 million in the comparable 1998 period. The increase in cash flow primarily reflects increased pricing, the timing of payments for leaf purchases and other accounts payable, and lower income tax payments, partially offset by an increase in payments related to the close-down of the New York headquarters (see note 1 to the Consolidated Condensed Financial Statements), settlement payments (see note 1 to the Consolidated Condensed Financial Statements), interest payments and lower product volume.

    Net cash flows from investing activities were $7.8 billion in the first six months of 1999 compared to an outflow of $18 million for the comparable 1998 period. The increase is due primarily to the proceeds received from the sale of the international tobacco business.

    Cash flows used in financing actitivities were $5.3 billion and $14 million for the six months ended June 30, 1999 and 1998, respectively. The increase in funds used was primarily due to the early extinguishment of approximately $4 billion in debt and transfers and payments of approximately $2.1 billion made to RJR Tobacco Holdings' former parent company, partially offset by proceeds from the issuance of $1.25 billion of private placement debt.

    At present, the principal sources of liquidity for RJR Tobacco Company's business and operating needs are internally generated funds from its operations and available revolving credit borrowings under a credit agreement through RJR Tobacco Holdings. RJR Tobacco Company anticipates that it will be able to fund its operating requirements and to meet its debt service obligations with cash flow from operations and available revolving credit borrowings, although no assurance can be given in this regard.

DEBT

    On April 13, 1999, RJR Tobacco Holdings offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions described in the notes to the Consolidated Condensed Financial Statements. These consents were received as of April 26, 1999. The tender offers were completed on May 18, 1999, which resulted in RJR Tobacco Holdings repurchasing approximately

$4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR Tobacco Holdings recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax.

    On May 7, 1999, RJR Tobacco Holdings entered into a $1.235 billion floating rate revolving credit agreement with a syndicate of commercial banks. At June 30, 1999, RJR Tobacco Holdings had approximately $460 million in letters of credit and no borrowings outstanding under the revolving credit agreement. On May 18, 1999, RJR Tobacco Holdings completed a private placement offering of $1.25 billion in debt securities. The net proceeds received were used for general corporate purposes. RJR Tobacco Company has guaranteed RJR Tobacco Holdings' obligations under the revolving credit agreement and the debt securities. On July 16, 1999 RJR Tobacco Holdings filed a registration statement in order to issue publicly registered notes in exchange for the private placement notes.

DIVIDENDS

    On July 28, 1999, the board of directors of RJR Tobacco Holdings declared a quarterly cash dividend of $.775 per common share, or $3.10 per common share on an annualized basis. The dividend will be paid on October 1, 1999 to stockholders of record as of September 10, 1999.

CAPITAL EXPENDITURES

    Capital expenditures were $20 million in each of the first six months of 1999 and 1998. The level of expenditures currently planned for 1999 is approximately $50 million. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco Company. There were no material long-term commitments for capital expenditures as of June 30, 1999.

SETTLEMENT AND RELATED EXPENSES

    Total estimated payments in 1999 for all tobacco litigation settlement agreements currently in effect and their associated costs, including the Master Settlement Agreement, will be approximately $1.6 billion, $416 million of which has been paid as of June 30, 1999, to be funded through price increases. RJR Tobacco Company funded these payments primarily by cash flows from operating and financing activities. In future years, estimated payments will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco Company, RJR Tobacco Company's market share and inflation adjustments. For further discussion of the potential impact of litigation issues and various litigation settlements, see note 4 to the Consolidated Condensed Financial Statements.

RESTRUCTURING EXPENSE

    In the fourth quarter of 1997, RJR Tobacco Company recorded a pre-tax restructuring expense of $80 million, $52 million after-tax, to reorganize its operations. Cash outlays will approximate $40 million. The charge included $30 million for severance and related benefits, $30 million for the rationalization of manufacturing operations and $20 million for contract terminations and other costs. Pre-tax savings in 1998 were $33 million and, after completion of the program, are expected to be approximately $18 annually. During 1997, $5 million of the accrual was utilized for employee severance and related benefits and $2 million was utilized for rationalization of manufacturing operations. During 1998, $63 million of the accrual was utilized as follows: $15 million for employee severance and related benefits, $28 million for rationalization of manufacturing operations, and $20 million for contract termination and other costs. For the six months ended June 30, 1999 $5 million of the remaining restructuring accruals was utilized for employee severance and related benefits, resulting in a reserve balance of approximately $5 million. All of the charges applied against the reserve during 1999 were cash expenditures.

YEAR 2000

    The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

    RJR Tobacco Company has inventoried, assessed and developed detailed plans for required systems modifications or replacements of all information technology systems and operating systems with embedded technology, which include, but are not limited to, process control, automated factory/ assembly lines, environmental safety, quality control and facilities.

    As of June 30, 1999, software remediation, which entails modifying existing programs to make them year 2000 compliant, was complete for both information technology systems and operating systems with embedded technology.

    As of June 30, 1999, software testing following remediation was approximately 98% complete for information technology systems. RJR Tobacco Company expects that testing will be completed by the end of the third quarter of 1999. With respect to operating systems with embedded technology, testing was approximately 97% complete and RJR Tobacco Company expects it to be completed by the end of the third quarter of 1999.

    As of June 30, 1999, approximately 94% of information technology systems were compliant and in use. RJR Tobacco Company anticipates the balance to be completed by the end of the third quarter of 1999. Approximately 92% of operating systems with embedded technology were compliant and in use. Management expects all operating systems with embedded technology to be fully year 2000 compliant by the end of October 1999.

    RJR Tobacco Company is also in contact with suppliers, vendors, service providers and customers to assess the potential impact on operations if they are not successful in converting their systems in a timely manner. As of June 30, 1999, RJR Tobacco Company had received responses from all identified third parties, as follows: 85% of identified third parties had confirmed that they are fully compliant, 14% were not currently compliant but expect to be by the end of 1999, and 1% will not be in compliance. RJR Tobacco Company continues to monitor the status of year 2000 efforts for those third parties that have been identified as critical and contingency plans specific to those third parties have been developed.

    RJR Tobacco Company's systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. RJR Tobacco Company has expanded these procedures to include additional procedures for potential year 2000 issues. In addition, contingency plans to protect the business from year 2000-related interruptions have been developed, which include development of backup procedures, identification of alternate suppliers and possible increases in inventory levels. The possible consequences of RJR Tobacco Company or key third parties not being fully year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors and inventory obsolescence. RJR Tobacco Company believes its year 2000 implementation plan, including contingency measures, will be complete in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the year 2000 issue on RJR Tobacco Company's business, results of operations and financial condition.

    As of June 30, 1999, RJR Tobacco Company had incurred expenses of $30 million to be year 2000 compliant. The current estimated cost to complete RJR Tobacco Company's year 2000 program is an additional $7 million. The table below sets forth a breakdown of current and estimated expenses associated with the year 2000 issue:

                                                               TOTAL COST AS OF    ESTIMATED TOTAL
                                                                 JUNE 30, 1999      PROJECT COST
                                                               -----------------  -----------------
                                                                      (DOLLARS IN MILLIONS)
BY SYSTEM TYPE:
  Information technology systems.............................      $      27          $      33
  Operating systems with embedded technology.................              3                  4
BY WORK PERFORMED:
  Remediation................................................             28                 33
  Replacement................................................              2                  4
INTERNAL/EXTERNAL:
  Internal costs.............................................             22                 28
  Replacement/contractor costs...............................              8                  9

    RJR Tobacco Holdings is primarily dependent on the systems and systems infrastructure of RJR Tobacco Company. All of RJR Tobacco Holdings' information technology systems that are separately maintained are in compliance and in use. RJR Tobacco Holdings has no operating systems with embedded technology for which it is not dependent on RJR Tobacco Company's systems. RJR Tobacco Holdings has been in contact with third parties that it does not have in common with RJR Tobacco Company, all of which expect to be in compliance by the end of 1999.

                            ------------------------

    Statements included in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR Tobacco Holdings' future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, among others, the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RJR Tobacco Holdings or its subsidiaries; the substantial payment obligations of RJR Tobacco Company, and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the recent decline in sales in the domestic cigarette industry; competition from other cigarette manufacturers; competitive pricing for products; the success of new product innovations and acquisitions; the ratings of RJR Tobacco Holdings' securities; the level of savings associated with the New York headquarters close-down; and the successful discovery and correction of potential "Year 2000" computer sensitive problems by both RJR Tobacco Holdings and its subsidiaries and their key suppliers and customers. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJR Tobacco Company") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of, or exposure to, RJR Tobacco Company tobacco products. During the second quarter of 1999, 36 new actions were served against RJR Tobacco Company and/or affiliates or indemnities (including NGH) (as compared to 67 in the second quarter of 1998) and 77 actions were dismissed or otherwise resolved in favor of RJR Tobacco Company and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of cases pending. On June 30, 1999, there were 620 active cases pending, as compared with 575 on June 30, 1998 and 345 on June 30, 1997. As of August 5, 1999, 609 active cases were pending against RJR Tobacco Company and/or affiliates or indemnitees: 603 in the United States; 3 in Canada; and 1 in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 42 states and the District of Columbia. The breakdown is as follows: 110 in each of New York and West Virginia; 74 in Florida; 58 in California; 39 in Massachusetts; 23 in Louisiana; 18 in Texas; 15 in Tennessee; 14 in the District of Columbia; 13 in Pennsylvania; 12 in Alabama; 10 in each of Illinois and New Jersey; 9 in Mississippi; 8 in Ohio; 7 in Iowa; 6 in Nevada; 5 in each of Maryland and Missouri; 4 in each of Arkansas, Georgia, Indiana, Minnesota and New Mexico; 3 in each of Arizona, Colorado, Oklahoma and Washington; 2 in each of Hawaii, Kentucky, Michigan, North Carolina, North Dakota, Rhode Island, South Carolina, South Dakota, Utah and Virginia; and 1 in each of Connecticut, Kansas, New Hampshire, Oregon and Wisconsin. Of the 603 active cases, 158 are pending in federal court, 440 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number seek recovery on behalf of third parties or large classes of claimants.

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco Company or its affiliates (including RJR Tobacco Holdings) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco Company or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco Company and RJR Tobacco Holdings, a significant increase in litigation and/or is adverse outcomes for tobacco defendants could have an adverse effect on either or both of these entities. RJR Tobacco Company and RJR Tobacco Holdings each believe that they have a number of valid defenses to any such actions and intend to defend such actions vigorously.

    RJR Tobacco Holdings believes, that notwithstanding the quality of defenses available to it and RJR Tobacco Company in litigation matters, it is possible that the results of operations or cash flows of RJR Tobacco Holdings in particular quarterly or annual periods or the financial condition of RJR Tobacco Holdings could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

    For information about other litigation and legal proceedings, see note 4 to the Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Governmental Activity."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 13, 1999, RJR Tobacco Holdings offered to purchase substantially all of its outstanding debt securities (listed below) and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions described in note 2 to the Consolidated Condensed Financial Statements. The requisite consents were received as of April 26, 1999 (as detailed below), and supplemental indentures were executed which became operative upon the completion of the tender offers on May 18, 1999. The supplemental indentures eliminated substantially all the restrictive operating and financial covenants contained in the indentures under which the debt securities were issued.

INDENTURE DATED AS OF JULY 24, 1995
8.0% Notes due 2000
7.625% Medium Term Notes ("MTNs") due 2000
8.00% Notes due 2001
7.375% MTNs due 2001
7.63% MTNs due 2001
6.8% MTNs due 2001
8 5/8% Notes due 2002
7 5/8% Notes due 2003
8.25% Notes due 2004
8.75% Notes due 2005
8.5% Notes due 2007
8.75% Notes due 2007
9.25% Debentures due 2013

    As of 5:00 p.m. on April 26, 1999, the consent date, consents had been delivered by the holders of $3,364,752,000 in aggregate principal amount of securities, which equated to 88.79% of the $3,789,486,000 in aggregate principal amount of securities outstanding under the indenture dated as of July 24, 1995.

INDENTURE DATED AS OF MAY 18, 1992

8.75% Senior Notes due 2004

    As of 5:00 p.m. on April 26, 1999, the consent date, consents had been delivered by the holders of $535,566,000 in aggregate principal amount of securities, which equated to 89.26% of the $600,000,000 in aggregate principal amount of securities outstanding under the indenture dated as of May 18, 1992.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    See Item 2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

     2.1   Distribution Agreement dated as of May 12, 1999 among RJR Nabisco Holdings, Corp., RJR Nabisco, Inc. and
           R. J. Reynolds Tobacco Company (incorporated herein by reference to Exhibit 2.1 of the Form 8-A of R.J.
           Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     2.2   Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco,
           Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 2.2 of the
           Form 8-K of R.J. Reynolds Tobacco Holdings, Inc., dated May 12, 1999).

     3.1   Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

     3.2   Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the
           Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

     4.1   Rights Agreement dated as of May 18, 1999 between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated herein by reference to Exhibit 4.1 of the Form 8-K of R.J. Reynolds Tobacco
           Holdings, Inc., dated June 14, 1999).

     4.2   Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The
           Bank of New York, as Trustee (incorporated herein by reference to Exhibit 10.2 to the Form 8-A of R.J.
           Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     4.3   Registration Rights Agreement, dated as of May 18, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco
           Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and
           the other initial purchasers of the old notes (incorporated herein by reference to Exhibit 4.2 of the
           Registration Statement on Form S-4 of R.J. Reynolds Tobacco Holdings, Inc. filed July 16, 1999).

     4.4   First Supplemental Indenture and Wavier dated as of April 27, 1999 between RJR Nabisco, Inc. and The
           Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995 between RJR Nabisco,
           Inc. and The Bank of New York, as successor trustee (incorporated herein by reference to Exhibit 10.3 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     4.5   Second Supplemental Indenture and Waiver dated as of April 27, 1999 between RJR Nabisco, Inc. and The
           Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco,
           Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental
           Indenture and Waiver thereto dated as of June 2, 1995 (incorporated herein by reference to Exhibit 10.4 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.1   Tax Sharing Agreement dated as of June 14, 1999 among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco
           Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of R. J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
    10.2   Guarantee dated as of May 18, 1999 by R. J. Reynolds Tobacco Company to the holders and to The Bank of
           New York, as trustee, in connection with the Indenture dated as of May 15, 1999 among RJR Nabisco, Inc.,
           R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated herein by reference to
           Exhibit 10.6 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.3   Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1 (incorporated herein by reference to Exhibit 10.5 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.4   First Amendment to the Credit Agreement, dated as of July 12, 1999, among R.J. Reynolds Tobacco
           Holdings, Inc. and the lending institutions party to the Credit Agreement.

    10.5   Consent to the Credit Agreement, dated as of July 22, 1999, among R.J. Reynolds Tobacco Holdings, Inc.
           (f/k/a RJR Nabisco, Inc.) and the lending institutions party to the Credit Agreement.

    10.6   Form of Subsidiary Guaranty by R. J. Reynolds Tobacco Company to the creditors defined therein, in connection with the Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco
           Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1
           (incorporated herein by reference to Exhibit 10.7 to the Form 8-A of R.J. Reynolds Tobacco Holdings,
           Inc. filed May 19, 1999).

    10.7   Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J.
           Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated herein by reference to
           Exhibit 2.1 to the Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated May 12, 1999).

    10.8   Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries
           (Effective June 14, 1999) (the "EIAP").

    10.9   Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.10  Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.11  Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.12  Deferred Compensation Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14,
           1999).

    10.13  R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated herein by reference to
           Exhibit 10.8 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.14  R. J. Reynolds Tobacco Company Defined Benefit Master Trust Agreement, as amended and restated June 14,
           1999, between R. J. Reynolds Tobacco Company and the Chase Manhattan Bank, as Trustee.

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
    10.15  Master Trust Agreement, dated as of June 14, 1999, between R. J. Reynolds Tobacco Company and Wachovia
           Bank, N.A., as Trustee.

    10.16  Agreement, dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings
           Corp. and R. J. Reynolds Tobacco Company.

    12.1   R.J. Reynolds Tobacco Holdings, Inc. Computation of Ratio of Earnings to Fixed Charges for the six
           months ended June 30, 1999.

    27.1   R.J. Reynolds Tobacco Holdings, Inc. Financial Data Schedule for the six months ended June 30, 1999.

    27.2   R.J. Reynolds Tobacco Holdings, Inc. Financial Data Schedule for the six months ended June 30, 1998.

    (b) Reports on Form 8-K

    On April 8, 1999, RJR Nabisco Holdings Corp. ("RJRNH") and RJR Nabisco, Inc. ("RJRN") filed a Current Report on Form 8-K dated March 9, 1999, announcing, among other things, that (i) RJRN and RJR Tobacco Company had entered into a definitive sale of the international tobacco business of RJR Tobacco Company and its subsidiaries to Japan Tobacco, Inc., and (ii) the Board of Directors of RJRNH had approved a plan to distribute shares of its domestic tobacco business to RJRNH's shareholders in the form of a tax-free spin-off transaction (the "Spin-off").

    On April 16, 1999, RJRNH and RJRN filed a Current Report on Form 8-K dated April 13, 1999, regarding the commencement of cash tender offers and consent solicitations for approximately $4.4 billion in debt and $373.8 million in Trust Originated Preferred Securities ("TOPrS").

    On May 28, 1999, RJRNH and RJR Tobacco Holdings filed a Current Report on Form 8-K dated May 12, 1999, describing the Spin-off and containing pro forma consolidated condensed statements of income for the three months ended March 31, 1999 and the year ended December 31, 1998 and a pro forma condensed balance sheet dated March 31, 1999.

    On June 16, 1999, RJR Tobacco Holdings filed a Current Report on Form 8-K dated June 14, 1999, announcing the completion of the Spin-off and the composition of RJR Tobacco Holdings' Board of Directors upon completion of the Spin-off.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                R.J. REYNOLDS TOBACCO
                                  HOLDINGS, INC.

                                       (Registrant)

                                /s/ KENNETH J. LAPIEJKO
Date: August 16, 1999             ------------------------
                                Kenneth J. Lapiejko
                                Executive Vice President
                                  and Chief Financial
                                  Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
---------                                                DESCRIPTION
           --------------------------------------------------------------------------------------------------------
     2.1   Distribution Agreement dated as of May 12, 1999 among RJR Nabisco Holdings, Corp., RJR Nabisco, Inc. and
           R. J. Reynolds Tobacco Company (incorporated herein by reference to Exhibit 2.1 of the Form 8-A of R.J.
           Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     2.2   Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco,
           Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 2.2 of the
           Form 8-K of R.J. Reynolds Tobacco Holdings, Inc., dated May 12, 1999).

     3.1   Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

     3.2   Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the
           Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

     4.1   Rights Agreement dated as of May 18, 1999 between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated herein by reference to Exhibit 4.1 of the Form 8-K of R.J. Reynolds Tobacco
           Holdings, Inc., dated June 14, 1999).

     4.2   Indenture, dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The
           Bank of New York, as Trustee (incorporated herein by reference to Exhibit 10.2 to the Form 8-A of R.J.
           Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     4.3   Registration Rights Agreement, dated as of May 18, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco
           Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and
           the other initial purchasers of the old notes (incorporated herein by reference to Exhibit 4.2 of the
           Registration Statement on Form S-4 of R.J. Reynolds Tobacco Holdings, Inc. filed July 16, 1999).

     4.4   First Supplemental Indenture and Wavier dated as of April 27, 1999 between RJR Nabisco, Inc. and The
           Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995 between RJR Nabisco,
           Inc. and The Bank of New York, as successor trustee (incorporated herein by reference to Exhibit 10.3 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

     4.5   Second Supplemental Indenture and Waiver dated as of April 27, 1999 between RJR Nabisco, Inc. and The
           Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco,
           Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental
           Indenture and Waiver thereto dated as of June 2, 1995 (incorporated herein by reference to Exhibit 10.4 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.1   Tax Sharing Agreement dated as of June 14, 1999 among RJR Nabisco Holdings Corp., R. J. Reynolds Tobacco
           Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of R. J. Reynolds Tobacco Holdings, Inc. dated June 14, 1999).

    10.2   Guarantee dated as of May 18, 1999 by R. J. Reynolds Tobacco Company to the holders and to The Bank of
           New York, as trustee, in connection with the Indenture dated as of May 15, 1999 among RJR Nabisco, Inc.,
           R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated herein by reference to
           Exhibit 10.6 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

 EXHIBIT
 NUMBER
---------                                                DESCRIPTION
           --------------------------------------------------------------------------------------------------------
    10.3   Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1 (incorporated herein by reference to Exhibit 10.5 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.4   First Amendment to the Credit Agreement, dated as of July 12, 1999, among R.J. Reynolds Tobacco
           Holdings, Inc. and the lending institutions party to the Credit Agreement.

    10.5   Consent to the Credit Agreement, dated as of July 22, 1999, among R.J. Reynolds Tobacco Holdings, Inc.
           (f/k/a RJR Nabisco, Inc.) and the lending institutions party to the Credit Agreement.

    10.6   Form of Subsidiary Guaranty by R. J. Reynolds Tobacco Company to the creditors defined therein, in connection with the Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco
           Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1
           (incorporated herein by reference to Exhibit 10.7 to the Form 8-A of R.J. Reynolds Tobacco Holdings,
           Inc. filed May 19, 1999).

    10.7   Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J.
           Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated herein by reference to
           Exhibit 2.1 to the Form 8-K of R.J. Reynolds Tobacco Holdings, Inc. dated May 12, 1999).

    10.8   Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries
           (Effective June 14, 1999) (the "EIAP").

    10.9   Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.10  Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.11  Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director
           named therein, pursuant to the EIAP, dated as of June 15, 1999.

    10.12  Deferred Compensation Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14,
           1999).

    10.13  R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated herein by reference to
           Exhibit 10.8 to the Form 8-A of R.J. Reynolds Tobacco Holdings, Inc. filed May 19, 1999).

    10.14  R. J. Reynolds Tobacco Company Defined Benefit Master Trust Agreement, as amended and restated June 14,
           1999, between R. J. Reynolds Tobacco Company and the Chase Manhattan Bank, as Trustee.

    10.15  Master Trust Agreement, dated as of June 14, 1999, between R. J. Reynolds Tobacco Company and Wachovia
           Bank, N.A., as Trustee.

    10.16  Agreement, dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings
           Corp. and R. J. Reynolds Tobacco Company.

    12.1   R.J. Reynolds Tobacco Holdings, Inc. Computation of Ratio of Earnings to Fixed Charges for the six
           months ended June 30, 1999.

    27.1   R.J. Reynolds Tobacco Holdings, Inc. Financial Data Schedule for the six months ended June 30, 1999.

    27.2   R.J. Reynolds Tobacco Holdings, Inc. Financial Data Schedule for the six months ended June 30, 1998.