Form 10-Q
period 1999-09-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 1999-11-12
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                            ------------------------

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                         1-6388                        56-0950247
(State or other jurisdiction of    (Commission file number)     (I.R.S. Employer Identification
incorporation or organization)                                               No.)

                               401 NORTH MAIN ST.
                            WINSTON-SALEM, NC 27102
                                 (336) 741-5500
    (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                            ------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: OCTOBER 31, 1999, 109,630,467 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       -----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) - Three and Nine Months Ended September 30, 1999
         and 1998....................................................      3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) - Nine Months Ended September 30, 1999 and
         1998........................................................      4
         Condensed Consolidated Balance Sheets - September 30, 1999
         (Unaudited) and December 31, 1998...........................      5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................   6-20

Item 2.  Management's Discussion and Analysis of Financial Condition   21-29
         and Results of Operations...................................

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     30

Item 6.  Exhibits and Reports on Form 8-K............................     31

Signature............................................................     32

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                              -------------------   -----------------
                                                                1999       1998      1999      1998
                                                              --------   --------   -------   -------
NET SALES*                                                    $ 1,991    $ 1,531    $ 5,591   $ 4,179
Costs and expenses:
  Cost of products sold* (Note 1)                                 842        345      2,435     1,010
  Selling, advertising, administrative and general expenses       796        770      2,222     2,021
  Tobacco settlement and related expenses (Notes 1 and 4)          40          -         40       457
  Amortization of trademarks and goodwill                          91         91        274       274
  Restructuring expense (Note 1)                                   (2)         -         (2)        -
  Headquarters close-down and related charges (Note 1)              -          -        143         -
                                                              -------    -------    -------   -------
    OPERATING INCOME                                              224        325        479       417
Interest and debt expense                                          43        105        225       321
Other expense, net                                                (35)        (4)       (27)       26
                                                              -------    -------    -------   -------
    INCOME BEFORE INCOME TAXES                                    216        224        281        70
Provision for income taxes                                        120        103        194       104
                                                              -------    -------    -------   -------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                       96        121         87       (34)
Discontinued operations:
  Income (loss) from operations of discontinued businesses,
    net of income taxes (Note 2)                                   (9)        49         76        82
  Gain (loss) on discontinued businesses, net of income
    taxes (Note 2)                                               (212)         -      2,436         -
                                                              -------    -------    -------   -------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (125)       170      2,599        48
Extraordinary item - loss on early extinguishment of debt,
  net of income taxes (Note 2)                                      -          -       (250)        -
                                                              -------    -------    -------   -------
    NET INCOME (LOSS)                                         $  (125)   $   170    $ 2,349   $    48
                                                              =======    =======    =======   =======
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations                    $  0.88    $  1.11    $  0.80   $  (.31)
  Income (loss) from discontinued operations                    (2.03)       .45      23.12       .75
  Extraordinary loss                                                -          -      (2.30)        -
                                                              -------    -------    -------   -------
    Net income (loss)                                         $ (1.15)   $  1.56    $ 21.62   $   .44
                                                              =======    =======    =======   =======
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations                    $  0.88    $  1.11    $  0.80   $  (.31)
  Income (loss) from discontinued operations                    (2.03)       .45      23.10       .75
  Extraordinary loss                                                -          -      (2.30)        -
                                                              -------    -------    -------   -------
    Net income (loss)                                         $ (1.15)   $  1.56    $ 21.60   $   .44
                                                              =======    =======    =======   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN
  THOUSANDS):
  Basic                                                       108,589    108,691    108,661   108,691
  Diluted                                                     108,810    108,691    108,761   108,691

---------------------
* Excludes excise taxes of $310 million and $339 million for the three months ended September 30, 1999 and 1998, respectively, and $888 million and $979 million for the nine months ended September 30, 1999 and 1998, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1999       1998
                                                              --------    ------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                    $ 2,349     $  48
  Less income from discontinued operations                      2,512        82
                                                              -------     -----
  Subtotal                                                       (163)      (34)
                                                              -------     -----
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization                                364       374
     Deferred income tax benefit                                 (195)     (118)
     Extraordinary loss on early extinguishment of debt           384         -
     Changes in working capital items, net                        (27)      332
     Initial, up-front tobacco settlement and related
      expenses, net of cash payments                             (472)      228
     Headquarters close-down and related charges, net of
      cash                                                         21         -
     Other, net                                                     -       (23)
                                                              -------     -----
          Total adjustments                                        75       793
                                                              -------     -----
     Net cash flows from (used in) continuing operating
      activities                                                  (88)      759
  Net cash flows from discontinued operations                     116        12
                                                              -------     -----
  Net cash flows from operating activities                         28       771
                                                              -------     -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                            (30)      (30)
  Net proceeds from the sale of the international tobacco
     business                                                   7,760         -
  Other, net                                                      (24)        2
                                                              -------     -----
     Net cash flows from (used in) investing activities         7,706       (28)
                                                              -------     -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                      1,244         -
  Repayments of long-term debt                                 (4,450)      (68)
  Decrease in short-term borrowing                                (62)        -
  Transfer and payments to former parent                       (1,968)     (307)
  Other, net                                                        5      (243)
                                                              -------     -----
     Net cash flows used in financing activities               (5,231)     (618)
                                                              -------     -----
     Net change in cash and cash equivalents                    2,503       125
Cash and cash equivalents at beginning of period                    -        85
                                                              -------     -----
Cash and cash equivalents at end of period                    $ 2,503     $ 210
                                                              =======     =====
Income taxes paid, net of refunds                             $ 1,873     $ 273
Interest paid                                                 $   271     $ 326
Tobacco settlement and related expense payments               $   517     $ 229

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $ 2,503         $     -
  Accounts and notes receivable, net                                 120              58
  Inventories (Note 3)                                               448             529
  Prepaid excise taxes and other                                     406             537
  Net assets of discontinued businesses (Note 2)                       -           5,961
                                                                 -------         -------
     Total current assets                                          3,477           7,085
Property, plant and equipment, net                                 1,082           1,115
Trademarks, net                                                    3,097           3,176
Goodwill, net                                                      7,639           7,829
Other assets and deferred charges                                    208             196
                                                                 -------         -------
                                                                 $15,503         $19,401
                                                                 =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                          $     -         $    29
  Accounts payable and accrued liabilities                         3,094           1,564
  Current maturities of long-term debt                                42              62
  Income taxes accrued                                               635             165
                                                                 -------         -------
     Total current liabilities                                     3,771           1,820
Long-term debt (less current maturities)                           1,983           4,861
Other noncurrent liabilities                                       1,091             931
Deferred income taxes                                              1,448           1,903
Contingencies (Note 4)
Stockholders' equity (Note 5):
  Common stock (109,631,397 shares issued at September 30,
     1999)                                                             1               1
  Paid-in capital                                                  7,369          10,861
  Retained earnings (accumulated deficit)                           (125)           (516)
  Accumulated other comprehensive income (loss):
     Cumulative currency translation adjustment                       (2)           (441)
     Other                                                            (6)            (19)
                                                                 -------         -------
       Accumulated other comprehensive income (loss)                  (8)           (460)
  Other stockholders' equity                                         (27)              -
                                                                 -------         -------
       Total stockholders' equity                                  7,210           9,886
                                                                 -------         -------
                                                                 $15,503         $19,401
                                                                 =======         =======

            See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTERIM REPORTING

Basis of Presentation

     The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc. ("RJR Tobacco Holdings") and its subsidiaries, including R.J. Reynolds Tobacco Company ("RJR Tobacco Company").

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the interim periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The account balances and activities of the international tobacco business and Nabisco Holdings Corp. ("Nabisco") are segregated and reported as discontinued operations in the accompanying condensed consolidated financial statements. In addition, financial data for all prior periods has been restated to give effect to the number of shares issued in connection with the distribution of RJR Tobacco Holdings common stock to the stockholders of its former parent, Nabisco Group Holdings Corp. ("NGH" - formerly RJR Nabisco Holdings Corp.). See Note 2 for further discussion. The condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and footnotes of RJR Tobacco Holdings for the year ended December 31, 1998 included in the information statement as Exhibit
99.1 of the Form 8-A of RJR Tobacco Holdings filed May 19, 1999.

Recently Adopted Accounting Pronouncement

     On January 1, 1999, RJR Tobacco Holdings adopted Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"). SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJR Tobacco Holdings' financial position or results of operations.

Recently Issued Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJR Tobacco Holdings has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

Comprehensive Income

     Total comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $(127) million and $166 million, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $2.3 billion and $13 million, respectively. Total comprehensive income includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments.

Tobacco Settlement and Related Expenses

     In the three months ended September 30, 1999, RJR Tobacco Company recorded $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers settlement.

     In the first quarter of 1998, RJR Tobacco Company recorded $312 million, $199 million after-tax, for initial, up-front tobacco settlement costs relating to the agreements between RJR Tobacco Company and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota. In the second quarter of 1998, RJR Tobacco Company recorded $145 million, $97 million after-tax, for additional initial, up-front tobacco settlement costs under a "most favored nation" agreement with Florida, Mississippi and Texas. Ongoing tobacco settlement costs recorded during the first nine months of 1999 are included in cost of products sold.

     In the fourth quarter of 1998, RJR Tobacco Company recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions resulting from the multi-state settlement agreement signed in November 1998. Cash outlays will approximate $100 million. Pre-tax savings during the first nine months of 1999 were approximately $39 million. During 1998, $54 million of the reserve was utilized, and for the nine months ended September 30, 1999, RJR Tobacco Company incurred $30 million of cash payments, which were applied against the reserve, resulting in a reserve balance of approximately $67 million.

Restructuring Expense

     In the fourth quarter of 1997, RJR Tobacco Company recorded a pre-tax restructuring expense of $80 million, $52 million after-tax, to reorganize its operations. Cash outlays will approximate $40 million. The charge included $30 million for severance and related benefits, $30 million for the rationalization of manufacturing operations and $20 million for contract terminations and other costs. Pre-tax savings in 1998 were $33 million, and for the nine months ended September 30, 1999 were $14 million. During 1997, $5 million of the accrual was utilized for employee severance and related benefits and $2 million was utilized for rationalization of manufacturing operations. During 1998, $63 million of the accrual was utilized as follows: $15 million for employee severance and related benefits, $28 million for rationalization of manufacturing operations and $20 million for contract termination and other costs. For the nine months ended September 30, 1999, $6 million of the remaining restructuring accrual was utilized for employee severance and related benefits and $2 million of the accrual was reversed to reflect lower-than-anticipated total costs, resulting in a remaining reserve balance of approximately $2 million. During 1999, $6 million of the charges applied against the reserve were cash expenditures.

Headquarters Close-Down and Related Charges

     In the second quarter of 1999, RJR Tobacco Holdings recorded a charge of $143 million, $93 million after-tax, to reflect the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of headquarters resulted from a series of reorganization transactions completed during the second quarter, which are described in Note 2, that fundamentally changed its business and capital structure. Approximately $127 million of the charge is for employee severance and related benefits pertaining to the elimination of all functions at the New York headquarters (approximately 100 employees). The employment of these individuals was terminated on June 14, 1999, at which time RJR Tobacco Holdings satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment. For the three and nine months ended September 30, 1999, pre-tax savings were approximately $15 million.

Earnings Per Share

     Basic and diluted earnings per share ("EPS") were calculated using the following (dollars in millions):

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Net income (loss)                         $   (125)   $    170    $  2,349    $     48
Weighted average shares used in (in
thousands):
  Basic EPS                                108,589     108,691     108,661     108,691
     Effect of incremental dilutive
       shares:
       Stock options                           185           -          88           -
       Restricted stock                         36           -          12           -
                                          --------    --------    --------    --------
  Diluted EPS                              108,810     108,691     108,761     108,691
                                          ========    ========    ========    ========

NOTE 2 - THE REORGANIZATION

     On March 9, 1999, RJR Tobacco Holdings and RJR Tobacco Company entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). The sale was substantially completed on May 12, 1999 and, after post-closing adjustments during the third quarter of 1999, resulted in a net gain of $2.76 billion, after income taxes of $1.86 billion. Under the terms of the agreement, Japan Tobacco acquired substantially all of the business, including intellectual property rights of the international tobacco business, which included the international rights to the CAMEL, WINSTON and SALEM brand names. Proceeds from the sale have been used to reduce debt and for general corporate purposes.

     Also on March 9, 1999, NGH announced that its Board of Directors had approved a plan to separate the domestic tobacco business conducted by RJR Tobacco Company, from the food business conducted by operating subsidiaries of Nabisco. The separation was accomplished on May 18, 1999 by the transfer of RJR Tobacco Holdings' 80.5% interest in Nabisco, together with approximately $1.6 billion in after-tax proceeds from the sale of the international tobacco business, to NGH through a merger transaction, followed by a spin-off to NGH stockholders of shares in RJR Tobacco Holdings. An additional $193 million of the proceeds from the sale of the international tobacco business was transferred by RJR Tobacco Holdings to NGH prior to the spin-off in satisfaction of certain liabilities paid by NGH on RJR Tobacco Holdings' behalf. The merger transaction and subsequent spin-off are intended to be tax-free. In connection with the merger transaction, a loss of approximately $322 million was recognized related to the cumulative translation account of Nabisco. This loss is netted against the gain on discontinued operations for the nine months ended September 30, 1999.

     On May 12, 1999, NGH's Board of Directors approved the spin-off, which occurred on June 14, 1999. NGH continues to exist as a holding company, owning 80.5% of Nabisco. Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco (symbol: NA) each continues to trade as separate companies on the New York Stock Exchange. Shares of RJR Tobacco Holdings, the owner of 100% of RJR Tobacco Company, began trading separately on June 15, 1999 (symbol: RJR).

     RJR Tobacco Holdings, RJR Tobacco Company and NGH entered into several agreements governing the relationships among the parties after the distribution of RJR Tobacco Holdings' shares to NGH stockholders, including certain tax matters, indemnification rights and obligations and other matters.

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

     On May 7, 1999, RJR Tobacco Holdings entered into a $1.235 billion floating rate revolving credit agreement with a syndicate of commercial banks. Under the revolving credit agreement, RJR Tobacco Holdings had $460 million in letters of credit and no borrowings outstanding as of September 30, 1999. On May 18, 1999, RJR Tobacco Holdings completed a private placement offering of $1.25 billion in debt securities. The net proceeds received were used for general corporate purposes. RJR Tobacco Company has guaranteed RJR Tobacco Holdings' obligations under the revolving credit agreement and the debt securities. If RJR Tobacco Holdings' new senior unsecured debt is rated below BBB- by Standard & Poor's Ratings Services or Baa3 by Moody's Investors Service, Inc., some of its other subsidiaries will be required to guarantee the facility. If RJR Tobacco Holdings falls below these thresholds for both of those rating agencies, RJR Tobacco Holdings and the guarantors will have to pledge their assets to secure their obligations. The credit agreement also limits RJR Tobacco Holdings' ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. On July 16, 1999, RJR Tobacco Holdings filed a registration statement, that became effective October 8, 1999, in order to issue publicly registered notes ("Exchange Notes") in exchange for the private placement notes. The terms of the Exchange Notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the Exchange Notes.

     In connection with the reorganization, the assets and liabilities of the retirement plan for employees of RJR Nabisco, Inc. (the "old plan") were split into two new plans. One new plan covers employees and former employees of RJR Tobacco Holdings (the "RJR Plan") and the other new plan covers employees and former employees of Nabisco and NGH.

     The split of the assets and liabilities of the old plan was in accordance with a May 20, 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC"), RJR Tobacco Company and NGH. Based on this agreement and as required by Section 414(I) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective new plans. This methodology resulted in a different allocation of old plan assets than had been reflected in the historical allocation to the tobacco business, which resulted in an increase in the RJR Plan assets of approximately $155 million and an increase in benefit obligations of approximately $20 million. The impact of this change, a decrease in the unfunded pension liability of $135 million, will be recognized in net periodic benefit costs over future periods. As a result, periodic benefit cost for 1999 is expected to decrease by approximately $7 million.

     The PBGC agreement described above also required contributions of $58 million in each of the five years beginning in 1999, as well as contribution of the RJR Plan's normal cost beginning in 2000 through the end of the agreement. The normal cost to be contributed in 2000 is expected to be approximately $23 million. The agreement is expected to continue for five years; however, there are certain circumstances under which it could be extended. The PBGC agreement also requires a $116 million letter of credit with respect to these contributions.

     In connection with the reorganization, 17,065,066 options held by employees to purchase NGH common stock were equitably adjusted into 5,456,114 options covering RJR shares and 18,354,932 options covering NGH shares in a manner intended to preserve the aggregate benefits under the options.

     The operating results of the international tobacco business until the date of sale, May 12, 1999, are segregated and reported as discontinued operations in the accompanying condensed consolidated financial statements. Nabisco's operating results through May 18, 1999, the date of the merger transaction, are segregated and reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period financial statements have been restated to conform to the current year presentation.

     Summarized operating results of the discontinued operations were as follows (dollars in millions):

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                             ------------------      ------------------
                                             1999        1998         1999        1998
                                             -----      -------      ------      ------
Net sales                                    $  -       $2,797       $3,827      $8,388
Provision for income taxes                    (53)          83           34         102

     Assets and liabilities of the discontinued businesses were as follows (dollars in millions):

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Current assets                                                  $ 3,357
Property, plant and equipment, net                                4,183
Trademarks and goodwill, net                                      7,710
Other assets and deferred charges                                   227
Current liabilities                                              (2,685)
Long-term debt (less current maturities)                         (3,794)
Minority interest in Nabisco                                       (752)
Deferred income taxes                                            (1,195)
Other noncurrent liabilities                                     (1,090)
                                                                -------
  Net assets of discontinued businesses                         $ 5,961
                                                                =======

NOTE 3 - INVENTORIES

     The major classes of inventories were as follows (dollars in millions):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Finished products                                                $ 92             $ 94
Leaf tobacco                                                      254              334
Raw materials                                                      25               26
Other                                                              77               75
                                                                 ----             ----
                                                                 $448             $529
                                                                 ====             ====

NOTE 4 - CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims are pending or may be instituted against RJR Tobacco Company or its affiliates or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of, or exposure to, RJR Tobacco Company's tobacco products. During the third quarter of 1999, 32 new actions were served on RJR Tobacco Company and/or its affiliates or indemnitees, including NGH, as compared to 81 in the third quarter of 1998, and 91 actions were dismissed or otherwise resolved in favor of RJR Tobacco Company and/or its affiliates or indemnitees without trial. On September 30, 1999, there were 561 active cases pending, as compared with

614 on September 30, 1998 and 483 on September 30, 1997. As of October 27, 1999, 559 active cases were pending against RJR Tobacco Company and/or its affiliates or indemnitees: 554 in the United States; 3 in Canada; and 1 in each of the Marshall Islands and Puerto Rico.

     The U.S. cases are pending in 41 states and the District of Columbia. The breakdown is as follows: 110 in New York; 109 in West Virginia; 41 in Massachusetts; 39 in Florida; 34 in California; 25 in Louisiana; 23 in Texas; 16 in the District of Columbia; 15 in Pennsylvania; 13 in Alabama; 12 in Tennessee; 9 in each of Illinois, Mississippi and New Jersey; 8 in Iowa; 6 in each of Missouri, New Mexico, Nevada and Ohio; 4 in each of Arkansas, Arizona, Georgia, Indiana, Maryland and Minnesota; 3 in each of Colorado, Oklahoma, Washington and Wisconsin; 2 in each of Hawaii, Michigan, North Carolina, North Dakota, New Hampshire, Rhode Island, South Carolina, South Dakota and Utah; and 1 in each of Connecticut, Kansas, Kentucky and Oregon. Of the 554 active cases in the United States, 148 are pending in federal court, 400 in state court, and 6 in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

     Theories Of Recovery. The plaintiffs in these actions seek recovery pursuant to a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act ("RICO"), indemnity, medical monitoring and common law public nuisance. In a number of cases, plaintiffs specifically plead punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, in addition to compensatory and other damages. Six of the 554 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Forty-nine cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 78 of the active cases seek, among other things, recovery of health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eight, brought by entities administering asbestos liability, seek contribution for alleged overpayments in settlements and judgments, to the extent tobacco use, not asbestos exposure, allegedly was the cause of the personal injuries at issue.

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

     Industry Trial Results. Juries have found for plaintiffs in nine smoking and health cases in which RJR Tobacco Company was not a defendant, although, to date, no damages have been paid and most of the verdicts have been overturned on appeal. Most recently, on November 1, 1999, the Florida Supreme Court heard the plaintiff's appeal in Carter v. Brown & Williamson Tobacco Corp., a case in which a Florida Appeal Court had reversed a jury's 1996 verdict in favor of the plaintiff in the amount of $750,000. In another Florida case, Widdick v. Brown & Williamson Tobacco Corp., a Florida Court of Appeal on January 29, 1999, reversed a jury verdict in favor of the plaintiff in the amount of approximately $1 million in compensatory and punitive damages and ordered a new trial in a different location (Palm Beach County). On February 9-10, 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris moved to have this verdict set aside or reduced. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris is appealing the verdict. On March 30, 1999, in Williams
v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in the amount of $1.5 million in compensatory damages and $79 million in punitive damages. Although the judge in this case has reduced the punitive damages to $32 million, Philip Morris is appealing this verdict as well. The most recent verdict in a non-RJR Tobacco Company individual case was announced on May 13, 1999. In that case, Steele v. Brown & Williamson Tobacco Corp., a jury in Missouri federal court found that Brown & Williamson was not liable for the death of the plaintiff.

     RJR Tobacco Company ultimately has prevailed in every case that has gone to trial. In this quarter, on July 9, 1999, a Louisiana state court jury found in favor of RJR Tobacco Company and Brown & Williamson, as successor to American Tobacco Company, in an individual smoker case, Gilboy v. American Tobacco Co.

     Class-Action Suits. In May 1996, in an early class action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a purported nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most purported class-action suits have sought certification of statewide, rather than nationwide, classes.

     Putative class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco Company, and in some cases RJR Tobacco Holdings, in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and West Virginia. In addition, a putative class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and a purported class action suit against RJR Tobacco Company in New Jersey claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions, including a putative class action suit pending in Canada. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of those persons.

     Few class action complaints have been certified, or if certified, have survived on appeal. On May 17, 1999, the U.S. Supreme Court declined review of a circuit court decision upholding the denial of class certification in a Pennsylvania medical monitoring case, Barnes v. American Tobacco Co. On April 12, 1999, in Chamberlain v. American Tobacco Co., a federal district court in Ohio refused to certify a class of "nicotine-dependent" Ohio residents. On April 13, 1999, in Avallone v. American Tobacco Co., a state court judge in New Jersey refused to certify a purported class of casino workers exposed to environmental tobacco smoke. On June 21, 1999, in Geiger v. American Tobacco Co., a New York State court refused to certify a class of New York State residents who were alleged to have contracted lung and throat cancer as a result of cigarette smoking. On June 29, 1999, in Clay v. American Tobacco Co., a federal district court in Illinois refused to certify a class of persons in 46 states who, "as children, purchased and smoked cigarettes designed, manufactured, promoted or sold by the defendants". On July 21, 1999, in Hansen v. American Tobacco Co., a federal district court in Arkansas refused to certify an Arkansas state-wide class consisting of smokers claiming to have tobacco-related disease. On July 23, 1999, in Reed v. Philip Morris, Inc., a District of Columbia superior court judge entered an opinion and order refusing to certify as a class residents of the District of Columbia claiming to have tobacco-related disease. On September 21, 1999, a federal district court judge in Pennsylvania dismissed the Brown v. Philip Morris, Inc. complaint. This potential class action alleged, among other things, violations of plaintiffs' civil rights in the marketing and sale of menthol cigarettes. Finally, on October 26, 1999, the New York Court of Appeals affirmed a ruling by a lower court decertifying five smoker class actions, including Hoskins v. R. J. Reynolds Tobacco Co., and dismissing each case.

     Class certification was granted in 1998 by a Maryland state court in Richardson v. Philip Morris, Inc. The Maryland Court of Appeals is reviewing that decision. In addition, on November 5, 1998, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (Scott v. American Tobacco Co.). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants settled another class-action suit, Broin v. Philip Morris, Inc., in October, 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final.

     Trial continues in Engle v. R.J. Reynolds Tobacco Co., in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. On July 7, 1999, the jury found against RJR Tobacco Company and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which currently consists of the claims of two of the named class representatives, began on November 1, 1999. In addition, the trial court has ordered that the jury shall determine punitive damages, if any, on a class-wide basis if there is a finding of liability in either of the two cases being tried in phase two. RJR Tobacco Company and certain other defendants appealed this order to the Florida Third District Court of Appeal, which left the order intact. On October 29, 1999, RJR Tobacco Company and certain other defendants filed a petition asking the Florida Supreme Court to review the appropriateness of determining punitive damages on a class-wide basis. On November 3, 1999, the Florida Supreme Court agreed to address the issue and asked for further briefing by the parties. The third phase will address all other class members' claims in individual trials before separate juries.

     Compensatory damages, if any, would not have to be paid to any plaintiff until the end of his or her trial and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of Engle. RJR Tobacco Company does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, at the end of the second phase, the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, resulting in the possible execution of the judgment before it could be reviewed on appeal. RJR Tobacco Company believes that the entry of a judgement for punitive damages on behalf of the entire class would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring.

     Health-Care Cost Recovery Cases. On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco Company. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." An unfavorable resolution of this action could have a significant adverse effect on the financial condition of RJR Tobacco Holdings and RJR Tobacco Company.

     In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco Company. This case was brought on behalf of the State to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the State the plaintiff in the case and basing its claims on economic loss rather than personal injury, the State sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the Moore case, most other states, through their attorneys general and/or other state agencies, sued RJR Tobacco Company and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco Company, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between the state and those manufacturers in each case.

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco Company, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The Master Settlement Agreement settles all the health-care cost recovery actions brought by the settling jurisdictions and contains releases of various additional present and future claims.

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

     The Master Settlement Agreement is scheduled to become effective on the earlier of June 30, 2000 or the date on which final approval of the settlement has been obtained in courts of 80% of the settling states, both by number and percentage share of the settlement payments due. As of October 27, 1999, final approval was obtained in the requisite number, 42, of settling states, but those states' percentage shares comprise 79.7%, rather than the necessary 80%, of the payments due.

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

     On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorney-general cases, against RJR Tobacco Company and other Canadian and U.S. tobacco companies and their parent companies, including RJR Tobacco Holdings, in British Columbia Provincial Court. This lawsuit relies heavily upon recently enacted legislation in British Columbia which is being separately challenged by Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care recovery action. On October 22, 1999, a hearing was held on the constitutional challenges, and a decision is anticipated by the end of 1999.

     Union Cases. Although the Master Settlement Agreement settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of October 27, 1999 approximately 42 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     In the first of these cases to be considered by a federal court of appeals, on March 29, 1999, the Third Circuit Court of Appeals affirmed a district court ruling dismissing a case, Steamfitters Local Union 420 v. Philip Morris, Inc. on remoteness grounds. On September 27, 1999, the plaintiffs in this case filed a petition for writ of certiorari with the United States Supreme Court. On April 9, 1999, the Second Circuit handed down its decision in Laborers Local 17 v. Philip Morris, Inc., reversing a district court's decision and remanding the case for dismissal, again on remoteness grounds. On July 14, 1999, the U.S. Court of Appeals for the Ninth Circuit affirmed the district court's dismissal in Oregon Laborers v. Philip Morris, Inc. on remoteness and standing grounds.

     Numerous trial court judges also have dismissed these cases on remoteness grounds, including, on July 22, 1999, a federal district court in Washington in Northwest Laborers-Employees Health & Security Trust Fund v. Philip Morris, Inc., and, on September 28, 1999, an Arkansas district court in Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc. Nonetheless, some union (or other third party payor) cases have survived motions to dismiss and may proceed to trial. Most recently, on August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together -- National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc.

     The first union case to survive motions to dismiss and go to trial was Iron Workers Local No. 17 v. Philip Morris, Inc. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss: state and federal RICO claims and civil conspiracy claims. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJR Tobacco Holdings and NGH from the case. On March 18, 1999, the jury in this case returned a unanimous verdict for the defendants, including RJR Tobacco Company, on all remaining counts. On May 11, 1999, the trial court judge denied plaintiffs' motion for a new trial. Plaintiffs appealed this ruling to the Sixth Circuit Court of Appeals. However, on October 4, 1999, plaintiffs withdrew their appeal and voluntarily dismissed their case.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, six in tribal courts and one class action in San Diego Superior Court. Five groups of health-care insurers, as well as a private entity that purported to self insure its employee health-care programs, also have advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal in the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota, on April 29, 1999, dismissed all claims, except a state antitrust claim and a conspiracy claim.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers (on behalf of a governmental jurisdiction), a university and a hospital. Most recently, on November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities.

     Finally, eight actions have been filed against RJR Tobacco Company by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of those cases, Falise v. American Tobacco Co., was dismissed on November 2, 1999, due to a lack of subject matter jurisdiction by the United States District Court for the Eastern District of New York.

     Recent and Scheduled Trials. As of October 27, 1999, there was one case scheduled for trial before year end 1999 against RJR Tobacco Company alleging injuries relating to tobacco. In addition, the Engle case in Florida is currently in progress. Additional cases against other tobacco company defendants are also scheduled for trial before year end 1999. Cases against RJR Tobacco Company, as well as other tobacco company defendants, are scheduled for trial in 2000. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco Company and RJR Tobacco Holdings coming to trial over the next year.

     Other Developments. On April 9, 1999, a class action complaint, A.D. Bedell Wholesale Co. v. Philip Morris, Inc., was filed on behalf of cigarette wholesalers and distributors against RJR Tobacco Company, Philip Morris and Brown & Williamson in the U.S. District Court for the District of Pennsylvania alleging violations of the federal antitrust laws based, in large part, on the Master Settlement Agreement.

     RJR Tobacco Company is aware of grand jury investigations being conducted in New York, North Carolina and Pennsylvania that relate to the cigarette business. In that connection, RJR Tobacco Company received a document subpoena, dated September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJR Tobacco Company understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJR Tobacco Company has responded to that subpoena. RJR Tobacco Company has also responded to document subpoenas dated February 5 and March 10, 1999, arising from a grand jury investigation being conducted in the Western District of New York into the actions of some cigarette retailers and a distributor. RJR Tobacco Company is responding to a document subpoena dated July 7, 1999, arising from a grand jury investigation being conducted in the Eastern District of North Carolina regarding the export sales practices related to RJR Tobacco Company's former international tobacco business. By letter dated September 30, 1999, RJR Tobacco Company was informed by the U.S. Department of Justice that the criminal investigation of the company by the Department and a grand jury sitting in the District of Columbia is now completed and closed.

     On December 22, 1998, Northern Brands International, Inc. ("Northern Brands"), a now inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V. ("Reynolds International"), a former Netherlands subsidiary of RJR Tobacco Company recently sold to Japan Tobacco, Inc. on May 12, 1999, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United
States "by means of false and fraudulent practices...." RJR-MacDonald, Inc.,
Reynolds International's operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation. Management cannot predict whether any other authorities in the United States or Canada will seek to take further actions with regard to these events. Although the international tobacco business was sold, RJR Tobacco Company retained certain liabilities relating to events disclosed above.

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

NOTE 5 - STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 1999 are as follows (dollars in millions):

                                                   RETAINED      ACCUMULATED
                                                   EARNINGS         OTHER           OTHER           TOTAL
                              COMMON   PAID-IN   (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   STOCKHOLDERS'   COMPREHENSIVE
                              STOCK    CAPITAL     DEFICIT)     INCOME (LOSS)      EQUITY          EQUITY          INCOME
                              ------   -------   ------------   -------------   -------------   -------------   -------------
Balance at December 31, 1998   $ 1     $10,861     $  (516)         $(460)          $  -           $ 9,886
Net income                       -           -       2,349              -              -             2,349         $2,349
Currency translation
  adjustment                     -           -           -            (88)             -               (88)           (88)
                                                                                                                   ------
  Total comprehensive income                                                                                       $2,261
                                                                                                                   ======
Dividends declared               -         (85)          -              -              -               (85)
Items related to
  international tobacco
  business (see Note 2)          -           -           -            218              -               218
Merger transaction*              -      (3,435)     (1,958)           322              -            (5,071)
Exercise of stock options        -           4           -              -              -                 4
Restricted stock award           -          23           -              -            (32)               (9)
Restricted stock
  amortization                   -           -           -              -              5                 5
Other                            -           1           -              -              -                 1
                               ---     -------     -------          -----           ----           -------
Balance at September 30,
  1999                         $ 1     $ 7,369     $  (125)         $  (8)          $(27)          $ 7,210
                               ===     =======     =======          =====           ====           =======

---------------------
* Transfer of RJR Tobacco Holdings' 80.5% interest in Nabisco, together with a portion of the proceeds from the sale of the international tobacco business, to NGH (see Note 2).

NOTE 6 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     RJR Tobacco Holdings has not presented separate financial statements and other disclosures concerning RJR Tobacco Company because management has determined that such information is not material to holders of the Exchange Notes. RJR Tobacco Company is a wholly-owned subsidiary of RJR Tobacco Holdings, and has fully and unconditionally guaranteed the Exchange Notes.

     The following condensed consolidating financial statements of RJR Tobacco Holdings include the accounts and activities of RJR Tobacco Holdings, the issuer of the Exchange Notes, RJR Tobacco Company, the guarantor of the Exchange Notes, and the subsidiaries of RJR Tobacco Holdings and RJR Tobacco Company that are not guarantors of the Exchange Notes and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
QUARTER ENDED SEPTEMBER 30, 1999
Net sales                                        $    -    $1,974         $   17         $     -         $1,991
Cost of products sold                                 -       839              3               -            842
Selling, advertising, administrative and
  general expenses                                    4       868            (76)              -            796
Amortization of trademarks and goodwill               -        65             26               -             91
Interest and debt expense                            43         -              -               -             43
Other expense, net                                    5        81            (83)              -              3
                                                 ------    ------         ------         -------         ------
  INCOME (LOSS) BEFORE INCOME TAXES                 (52)      121            147               -            216
Provision for income taxes                            -        48             72               -            120
Equity income from subsidiaries from continuing
  operations                                        148        75              -            (223)             -
                                                 ------    ------         ------         -------         ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS           96       148             75            (223)            96
Income (loss) from discontinued operations           68      (386)            97               -           (221)
Equity income (loss) from subsidiaries from
  discontinued operations                          (289)       97              -             192              -
                                                 ------    ------         ------         -------         ------
  NET INCOME (LOSS)                              $ (125)   $ (141)        $  172         $   (31)        $ (125)
                                                 ======    ======         ======         =======         ======
QUARTER ENDED SEPTEMBER 30, 1998
Net sales                                        $    -    $1,519         $   12         $     -         $1,531
Cost of products sold                                 -       346             (1)              -            345
Selling, advertising, administrative and
  general expenses                                   20       805            (55)              -            770
Amortization of trademarks and goodwill               -        65             26               -             91
Interest and debt expense                           105         -              -               -            105
Other expense, net                                 (229)      218              7               -             (4)
                                                 ------    ------         ------         -------         ------
  INCOME BEFORE INCOME TAXES                        104        85             35               -            224
Provision for income taxes                            7        75             21               -            103
Equity income (loss) from subsidiaries from
  continuing operations                              24        14              -             (38)             -
                                                 ------    ------         ------         -------         ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS          121        24             14             (38)           121
Income from discontinued operations                   -         -             49               -             49
Equity income (loss) from subsidiaries from
  discontinued operations                            49         5              -             (54)             -
                                                 ------    ------         ------         -------         ------
  NET INCOME (LOSS)                              $  170    $   29         $   63         $   (92)        $  170
                                                 ======    ======         ======         =======         ======
NINE MONTHS ENDED SEPTEMBER 30, 1999
Net sales                                        $    -    $5,550         $   41         $     -         $5,591
Cost of products sold                                 -     2,430              5               -          2,435
Selling, advertising, administrative and
  general expenses                                   43     2,393           (214)              -          2,222
Amortization of trademarks and goodwill               -       195             79               -            274
Headquarters close-down and related charges         143         -              -               -            143
Interest and debt expense                           225         -              -               -            225
Other expense, net                                 (377)      502           (114)              -             11
                                                 ------    ------         ------         -------         ------
  INCOME (LOSS) BEFORE INCOME TAXES                 (34)       30            285               -            281
Provision for income taxes                           14        71            109               -            194
Equity income from subsidiaries from continuing
  operations                                        135       176              -            (311)             -
                                                 ------    ------         ------         -------         ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS           87       135            176            (311)            87
Income (loss) from discontinued operations         (509)    1,166          1,855               -          2,512
Equity income from subsidiaries from
  discontinued operations                         3,021     1,855              -          (4,876)             -
                                                 ------    ------         ------         -------         ------
  NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM     2,599     3,156          2,031          (5,187)         2,599
Extraordinary item - loss on early
  extinguishment of debt, net of income taxes      (250)        -              -               -           (250)
                                                 ------    ------         ------         -------         ------
  NET INCOME (LOSS)                              $2,349    $3,156         $2,031         $(5,187)        $2,349
                                                 ======    ======         ======         =======         ======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Net sales                                        $   -     $4,141         $  38           $   -          $4,179
Cost of products sold                                -      1,004             6               -           1,010
Selling, advertising, administrative and
  general expenses                                  61      2,142          (182)              -           2,021
Tobacco settlement and related expenses              -        457             -               -             457
Amortization of trademarks and goodwill              -        195            79               -             274
Interest and debt expense                          321          -             -               -             321
Other expense, net                                (687)       650            63               -              26
                                                 -----     ------         -----           -----          ------
  INCOME (LOSS) BEFORE INCOME TAXES                305       (307)           72               -              70
Provision for (benefit from) income taxes           78          1            25               -             104
Equity income (loss) from subsidiaries from
  continuing operations                           (261)        47             -             214               -
                                                 -----     ------         -----           -----          ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS         (34)      (261)           47             214             (34)
Income from discontinued operations                  -          -            82               -              82
Equity income from subsidiaries from
  discontinued operations                           82        155             -            (237)              -
                                                 -----     ------         -----           -----          ------
  NET INCOME (LOSS)                              $  48     $ (106)        $ 129           $ (23)         $   48
                                                 =====     ======         =====           =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Cash flows from (used in) operating activities  $   (42)   $ (273)       $   343           $  -         $    28
Cash flows from (used in) investing
  activities:                                                                                 -
  Net proceeds from the sale of the
    international tobacco business                  (35)    2,611          5,184              -           7,760
  Other, net                                          -       (30)           (24)             -             (54)
                                                -------    ------        -------           ----         -------
    Net cash flows from (used in) investing
      activities                                    (35)    2,581          5,160              -           7,706
Cash flows from (used in) financing
  activities:
  Proceeds from issuance of long-term debt        1,244         -              -              -           1,244
  Repayments of long-term debt                   (4,450)        -              -              -          (4,450)
  Transfer and payments to former parent         (1,968)        -              -              -          (1,968)
  Intercompany transfer                           5,281      (295)        (4,986)             -               -
  Other, net                                        (57)        -              -              -             (57)
                                                -------    ------        -------           ----         -------
    Net cash flows from (used in) financing
      activities                                     50      (295)        (4,986)             -          (5,231)
                                                -------    ------        -------           ----         -------
    Net change in cash and cash equivalents         (27)    2,013            517              -           2,503
Cash and cash equivalents at beginning of
  period                                             40       (40)             -              -               -
                                                -------    ------        -------           ----         -------
Cash and cash equivalents at end of period      $    13    $1,973        $   517           $  -         $ 2,503
                                                =======    ======        =======           ====         =======
NINE MONTHS ENDED SEPTEMBER 30, 1998
Cash flows from operating activities            $   359    $  290        $   122           $  -         $   771
Cash flows used in investing activities               -       (28)             -              -             (28)
Cash flows used in financing activities:                                       -              -
  Repayments of long-term debt, net                 (68)        -              -              -             (68)
  Dividends paid to NGH                            (307)        -              -              -            (307)
  Other, net                                        122      (243)          (122)             -            (243)
                                                -------    ------        -------           ----         -------
    Net cash flows used in financing
      activities                                   (253)     (243)          (122)             -            (618)
                                                -------    ------        -------           ----         -------
    Net change in cash and cash equivalents         106        19              -              -             125
Cash and cash equivalents at beginning of
  period                                            140       (55)             -              -              85
                                                -------    ------        -------           ----         -------
Cash and cash equivalents at end of period      $   246    $  (36)       $     -           $  -         $   210
                                                =======    ======        =======           ====         =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
SEPTEMBER 30, 1999
ASSETS
Cash and cash equivalents                       $    13    $ 1,973       $   517         $      -       $ 2,503
Other current assets                                 18        590           366                -           974
Trademarks, net                                       -          -         3,097                -         3,097
Goodwill, net                                         -      7,639             -                -         7,639
Other noncurrent assets                          10,178      8,082         8,416          (25,386)        1,290
                                                -------    -------       -------         --------       -------
         Total assets                           $10,209    $18,284       $12,396         $(25,386)      $15,503
                                                =======    =======       =======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                             $   212    $ 2,560       $   999         $      -       $ 3,771
Noncurrent liabilities                            2,787      5,198         1,134           (4,597)        4,522
Stockholders' equity                              7,210     10,526        10,263          (20,789)        7,210
                                                -------    -------       -------         --------       -------
         Total liabilities and stockholders'
           equity                               $10,209    $18,284       $12,396         $(25,386)      $15,503
                                                =======    =======       =======         ========       =======
DECEMBER 31, 1998
ASSETS
Net assets of discontinued businesses           $     -    $     -       $ 5,961         $      -       $ 5,961
Other current assets                              6,476      3,397             -           (8,749)        1,124
Trademarks, net                                       -          -         3,176                -         3,176
Goodwill, net                                         6      7,823             -                -         7,829
Other noncurrent assets                           9,400      1,228        (2,063)          (7,254)        1,311
                                                -------    -------       -------         --------       -------
         Total assets                           $15,882    $12,448       $ 7,074         $(16,003)      $19,401
                                                =======    =======       =======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                             $   564    $ 1,256       $     -         $      -       $ 1,820
Noncurrent liabilities                            5,432     11,402         1,111          (10,250)        7,695
Stockholders' equity                              9,886       (210)        5,963           (5,753)        9,886
                                                -------    -------       -------         --------       -------
         Total liabilities and stockholders'
           equity                               $15,882    $12,448       $ 7,074         $(16,003)      $19,401
                                                =======    =======       =======         ========       =======

NOTE 7 - SUBSEQUENT EVENT

     On November 2, 1999, the Board of Directors of RJR Tobacco Holdings authorized the repurchase of shares of its common stock, par value of $.01 per share, from time to time in the open market, with an aggregate cost to RJR Tobacco Holdings of up to $125 million. The stock repurchases will be funded by cash flows from operating and financing activities. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. As of November 10, 1999, RJR Tobacco Holdings had repurchased 110,700 shares of its common stock, with an aggregate cost of approximately $2.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR Tobacco Holdings. It should be read in conjunction with the financial information included in the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

                                              THREE MONTHS                    NINE MONTHS
                                                  ENDED                          ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                             ---------------   PERCENTAGE   ---------------   PERCENTAGE
                                              1999     1998      CHANGE      1999     1998      CHANGE
                                             ------   ------   ----------   ------   ------   ----------
Net sales                                    $1,991   $1,531      30.0%     $5,591   $4,179      33.8%
Cost of products sold(1)                        842      345     144.1       2,435    1,010     141.1
Selling, advertising, administrative and
  general expenses                              796      770       3.4       2,222    2,021       9.9
Tobacco settlement and related expenses(1)       40        -       n/a          40      457     (91.2)
                                             ------   ------                ------   ------
Operating company contribution                  313      416     (24.8)        894      691      14.0
Amortization of trademarks and goodwill          91       91         -         274      274         -
Restructuring expense                            (2)       -       n/a          (2)       -       n/a
Headquarters close-down and related charges       -        -       n/a         143        -       n/a
                                             ------   ------                ------   ------
Operating income                             $  224   $  325     (31.1)     $  479   $  417      14.9
                                             ======   ======                ======   ======

---------------------
(1) $564 million and $38 million of ongoing settlement expense was recorded in cost of products sold in the third quarter of 1999 and 1998, respectively, and $1.6 billion and $113 million was recorded during the nine months ended September 30, 1999 and 1998, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

     Net sales. Net sales of $2.0 billion and $5.6 billion for the three and nine months ended September 30, 1999 increased 30% and 33.8%, respectively, from the comparable prior year periods. The increase in both comparative periods was driven by price increases in the latter half of 1998 and in the third quarter of 1999, primarily in response to increased settlement costs. This favorable pricing variance of $625 million for the third quarter and $1.9 billion for the nine-month period was partly offset by lower volumes, $176 million for the third quarter and $511 million for the nine-month period.

     These recent price increases, in response to litigation settlements, have adversely impacted the shipment volume of RJR Tobacco Company, and the industry in general. RJR Tobacco Company's shipment volume during the third quarter of 1999 of 25.5 billion units, excluding Puerto Rico volume of approximately 400 million units, declined 11.6% from the prior year quarter, while industry volume declined 9.3%. Volume, excluding Puerto Rico shipments, declined 12.8% during the first nine months of 1999 versus the prior year period, while industry volume declined 9.8%. RJR Tobacco Company's full-price shipments represented 63.2% and 63.8% of total shipments in the third quarters of 1999 and 1998, respectively, and 62.4% and 62.7% in the nine months ended September 30, 1999 and 1998, respectively. Industry-wide full-price shipments represented 73.2% and 73.9% of total shipments in the third quarters of 1999 and 1998, respectively, and 73.4% and 73.3% for the first nine months of 1999 and 1998, respectively.

     Compared to the third quarter of 1998, the 1999 third quarter shipment volume for CAMEL, excluding the non-filter style, was down 4.2%, but outperformed the industry full-price decline of 10.2%. CAMEL shipment volume was down 7.7% for the nine months of 1999 versus the 1998 period, while the industry full-price decline was 9.6%. Shipments of the WINSTON styles supported by the "No Bull" repositioning declined 17.6% and 14.6% during the three- and nine-month periods ended September 30, 1999, respectively, from the prior year periods. WINSTON's performance has been impacted by the unprecedented settlement-related price increases and the price sensitivity among its franchise smokers. Consequently, new programs are under development to enhance the loyalty among WINSTON's adult smokers. SALEM shipments were down 11.1% and 13% for the three- and nine-month periods ended September 30, 1999, respectively, compared to the prior year periods. Volume for DORAL, the industry's leading savings brand, was down 11.6% from the third quarter of 1998, and down 13.5% in the first nine months of 1999. DORAL's performance reflected the savings industry decline of 10.3% during 1999, and was also impacted by increased activity from competitive deep discount brands in 1999.

     RJR Tobacco Company's overall retail share of market for the third quarter of 1999 decreased to 24.05% from 24.96% in the third quarter of 1998, and was relatively stable from its 24.08% share in the second quarter of 1999. RJR Tobacco Company's full-price share decreased to 15.29% during the third quarter of 1999, from 16.15% in the prior year quarter, but increased from 15.17% in the second quarter of 1999. The third quarter strength is primarily attributable to WINSTON and CAMEL, two of RJR Tobacco Company's full-price investment brands. RJR Tobacco Company continues to introduce new initiatives for its investment brands, such as CAMEL's new "Pleasure to Burn" campaign launched in October 1999. RJR Tobacco Company's SALEM brand, the other full-price investment brand, has consistently maintained its share during the last six months. RJR Tobacco Company's savings share of market declined slightly to 8.76% from 8.80% in the prior year quarter. For the first nine months of 1999, RJR Tobacco Company's retail share of market decreased to 24.18% compared to 25.24% in 1998. Its full-price share decreased to 15.33% for the first nine months of 1999 compared to 16.34% in 1998, while its savings share declined slightly to 8.85% from 8.89%.

     Cost of products sold. Cost of products sold of $842 million in the third quarter of 1999 increased $497 million from the third quarter of 1998, primarily due to an increase of $526 million in ongoing settlement costs. Cost of products sold of $2.4 billion in the first nine months of 1999 increased $1.4 billion from 1998, primarily due to an increase of $1.5 billion in ongoing settlement costs.

     Selling, advertising, administrative and general expenses. Selling, advertising, administrative and general expenses of $796 million for the third quarter of 1999 increased $26 million, or 3.4%, from the comparable prior year quarter. For the first nine months of 1999, selling, advertising, administrative and general expenses of $2.2 billion increased 9.9% from the prior year period. These increases over prior year periods were primarily due to increased promotional expense, composed mainly of competitive discounts provided directly to retailers and passed through to the consumer, partly offset by lower corporate expense.

     Tobacco settlement and related expenses. In the three and nine months ended September 30, 1999, RJR Tobacco Company recorded $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers settlement.

     In the nine-month period ended September 30, 1998, RJR Tobacco Company recorded initial, up-front tobacco settlement costs of $312 million relating to the agreements between RJR Tobacco Company and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota, and $145 million under a "most favored nation" agreement with Florida, Mississippi and Texas.

     In the fourth quarter of 1998, RJR Tobacco Company recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions resulting from the multi-state settlement agreement signed in November 1998. Cash outlays will approximate $100 million. Pre-tax savings in 1999 and 2000 are expected to be approximately $60 million and $79 million, respectively. Pre-tax savings during the first nine months of 1999 were approximately $39 million. During 1998, $54 million of the reserve was utilized, and for the nine months ended September 30, 1999, RJR Tobacco Company incurred $30 million of cash payments, which were applied against the reserve, resulting in a reserve balance of approximately $67 million. See Note 1 to the Condensed Consolidated Financial Statements.

     Operating company contribution. Operating company contribution decreased 24.8% to $313 million for the third quarter of 1999 and increased 14% to $894 million for the first nine months of 1999. The decrease in the quarter is primarily due to higher ongoing and initial, up-front settlement costs, lower volumes and increased competitive discounts, partly offset by increased pricing. The increase in the nine-month comparative period is primarily due to higher initial, up-front settlement costs during 1998.

     Restructuring expense. In the fourth quarter of 1997, RJR Tobacco Company recorded a pre-tax restructuring expense of $80 million to reorganize its operations. Cash outlays will approximate $40 million. The charge included $30 million for severance and related benefits, $30 million for the rationalization of manufacturing operations and $20 million for contract terminations and other costs. Pre-tax savings in 1998 were $33 million, and for the nine months ended September 30, 1999 were $14 million. After completion of this program, pre-tax savings are expected to be approximately $18 million annually. During 1997, $5 million of the accrual was utilized for employee severance and related benefits and $2 million was utilized for rationalization of manufacturing operations. During 1998, $63 million of the accrual was utilized as follows: $15 million for employee severance and related benefits, $28 million for rationalization of manufacturing operations and $20 million for contract termination and other costs. For the nine months ended September 30, 1999, $6 million of the remaining restructuring accrual was utilized for employee severance and related benefits and $2 million of the accrual was reversed to reflect lower-than-anticipated costs, resulting in a reserve balance of approximately $2 million. During 1999, $6 million of the charges applied against the reserve were cash expenditures.

     Headquarters close-down and related charges. During the second quarter of 1999, RJR Tobacco Holdings recorded a charge of $143 million in connection with the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. Approximately $127 million of the charge is for employee severance and related benefits pertaining to the elimination of all functions previously performed at the holding company. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment. The anticipated annual cash savings from the elimination of the New York headquarters is approximately $60 million. See Note 1 to the Condensed Consolidated Financial Statements.

     Interest and debt expense. Interest and debt expense of $43 million in the third quarter of 1999 decreased $62 million, or 59%, from the third quarter of 1998. For the first nine months of 1999, interest and debt expense of $225 million decreased $96 million from the prior year period. The decreases in the periods resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt. See Note 2 to the Condensed Consolidated Financial Statements.

     Other expense, net. Other expense, net decreased $31 million and $53 million from the prior year quarter and nine-month period, respectively, primarily due to interest income of $44 million and $75 million earned in the three and nine months ended September 30, 1999, respectively. The interest income is related to the temporary investment of proceeds from the sale of the international tobacco business in the second quarter of 1999, net of taxes being paid during the second half of 1999. After the fourth quarter of 1999 tax payment, management anticipates interest income will be approximately $15 million per quarter. See Note 2 to the Condensed Consolidated Financial Statements.

     Provision for income taxes. RJR Tobacco Company recorded a tax provision of $120 million, or an effective rate of 55.6%, in the third quarter of 1999 compared to $103 million, or an effective rate of 46%, recorded in the third quarter of 1998. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

DISCONTINUED OPERATIONS

     Total results of discontinued operations decreased approximately $270 million in the third quarter of 1999 compared to the third quarter of 1998 and increased approximately $2.4 billion for the first nine months of 1999 compared to the 1998 period. The increase between the nine-month periods was primarily due to the gain on the sale of the international tobacco business in May of 1999, partially offset by the loss on the recognition of Nabisco's cumulative translation adjustment account. The decrease in the third quarter of 1999 reflects adjustments, primarily taxes, other than income, related to the gain on the sale of the international tobacco business. See Note 2 to the Condensed Consolidated Financial Statements.

EXTRAORDINARY LOSS

     An extraordinary loss of approximately $384 million, $250 million after-tax, was incurred during the nine months ended September 30, 1999 in connection with the repurchase of approximately $4 billion of debt securities. See Note 2 to the Condensed Consolidated Financial Statements.

GOVERNMENTAL ACTIVITY

     In August 1996, the U.S. Food and Drug Administration (the "FDA") asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products to be medical devices and adopting regulations, first proposed in 1995, on the advertising, promotion and sale of cigarettes. Regulations establishing 18 as the national minimum age for the sale of cigarettes, and requiring age identification from purchasers who appear to be under age 27, became effective in February 1997. Implementation of the remaining regulations, which prohibit or impose stringent limits on a broad range of sales and marketing practices, was stayed by the U.S. District Court for the Middle District of North Carolina (Coyne Beahm v. FDA) pending appeal of denial of motions for summary judgment by RJR Tobacco Company and others in the tobacco industry. On August 14, 1998, the U.S. Court of Appeals for the Fourth Circuit reversed a portion of the District Court ruling and held that the FDA did not have the authority to regulate tobacco products. On April 26, 1999, the United States Supreme Court agreed to hear the FDA's appeal of the Fourth Circuit's ruling. Oral arguments are scheduled for December 1, 1999. RJR Tobacco Company is unable to predict the ultimate outcome of this litigation. If the ruling by the Fourth Circuit is reversed, and if the regulations go into effect, they could have an adverse effect on cigarette sales and RJR Tobacco Company.

     In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report entitled, "Respiratory Health Effects of Passive Smoking: Lung Cancer and Other Disorders," which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJR Tobacco Company and others filed suit in the U.S. District Court for the Middle District of North Carolina (Flue-Cured Stabilization Corp. v. EPA) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid, and vacated those portions of the EPA report dealing with lung cancer. The government appealed this ruling to the U.S. Court of Appeals for the Fourth Circuit where oral argument was heard in June 1999.

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

     In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets. The Texas Department of Health promulgated regulations that currently require both ingredient and nicotine-yield reports to be filed by December 1, 1999. There are pending proposed changes to the regulations which are expected to become final by the end of 1999.

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

     On May 21, 1999, RJR Tobacco Company, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed separate lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the Master Settlement Agreement. RJR Tobacco Company is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above the ground in any retail outlet that is not limited to adults only. RJR Tobacco Company also is challenging the regulation that bans all cigarette advertising (other than a black-and-white sign reading "Tobacco Products Sold Here") visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. RJR Tobacco Company believes that it has strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption. The Massachusetts Attorney General has postponed implementation of the regulations until February 2000, when the trial of this matter is scheduled to occur. On October 20, 1999, the Massachusetts Attorney General proposed amendments to these regulations, exempting certain age-restricted venues from the self-service and sampling restrictions and permitting the distribution of non-branded merchandise provided in conjunction with the sale of cigarettes.

     The price differential between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale has increased, and consequently a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco Company manufactures for domestic sale. Twenty-four states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes becomes effective on January 1, 2000. In addition, RJR Tobacco Company has taken legal action against certain distributors and retailers who engage in such practices.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     On January 1, 1999, RJR Tobacco Holdings adopted SOP No. 98-5, Reporting on the Costs of Start-Up Activities, issued by the AcSEC. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJR Tobacco Holdings' financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJR Tobacco Holdings has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

LIQUIDITY AND FINANCIAL CONDITION

     Net cash flows used in continuing operating activities were $88 million in the first nine months of 1999 compared to $759 million from continuing operating activities in the comparable 1998 period. The decrease in cash flow primarily reflects an increase in payments related to settlement payments (see Note 1 to the Condensed Consolidated Financial Statements), the close-down of the New York headquarters (see Note 1 to the Condensed Consolidated Financial Statements) and lower shipment volume partly offset by increased pricing.

     Net cash flows from investing activities were $7.7 billion in the first nine months of 1999 compared to an outflow of $28 million for the prior year period. The increase is primarily due to the proceeds received from the sale of the international tobacco business.

     Cash flows used in financing activities were $5.2 billion and $618 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in funds used was primarily due to the early extinguishment of approximately $4 billion in debt and transfers and payments of approximately $2 billion made to RJR Tobacco Holdings' former parent company, partially offset by proceeds from the issuance of $1.25 billion of private placement debt.

     On November 2, 1999, the Board of Directors of RJR Tobacco Holdings authorized the repurchase of shares of its common stock, par value of $.01 per share, from time to time in the open market, with an aggregate cost to RJR Tobacco Holdings of up to $125 million. The stock repurchases will be funded by cash flows from operations. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. As of November 10, 1999, RJR Tobacco Holdings had repurchased 110,700 shares of its common stock, with an aggregate cost of approximately $2.4 million.

     At present, the principal sources of liquidity for RJR Tobacco Company's business and operating needs are internally generated funds from its operations and available borrowings through RJR Tobacco Holdings. RJR Tobacco Holdings anticipates that it will be able to meet its debt service obligations and to pay dividends with cash flow from RJR Tobacco Company's operations and from its available borrowings, although no assurance can be given in this regard.

Debt

     On April 13, 1999, RJR Tobacco Holdings offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions described in the Notes to the Condensed Consolidated Financial Statements. These consents were received as of April 26, 1999. The tender offers were completed on May 18, 1999, which resulted in RJR Tobacco Holdings repurchasing approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR Tobacco Holdings recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax.

     On May 7, 1999, RJR Tobacco Holdings entered into a $1.235 billion floating rate revolving credit agreement with a syndicate of commercial banks. At September 30, 1999, RJR Tobacco Holdings had approximately $460 million in letters of credit and no borrowings outstanding under the revolving credit agreement. RJR Tobacco Holdings also had additional letters of credit outstanding of approximately $2.8 million as of September 30, 1999. On May 18, 1999, RJR Tobacco Holdings completed a private placement offering of $1.25 billion in debt securities. The net proceeds received were used for general corporate purposes. RJR Tobacco Company has guaranteed RJR Tobacco Holdings' obligations under the revolving credit agreement and the debt securities. If RJR Tobacco Holdings' new senior unsecured debt is rated below BBB- by Standard & Poor's Ratings Services or Baa3 by Moody's Investors Service, Inc., some of its other subsidiaries will be required to guarantee the facility. If RJR Tobacco Holdings falls below these thresholds for both of those rating agencies, RJR Tobacco Holdings and the guarantors will have to pledge their assets to secure their obligations. The credit agreement also limits RJR Tobacco Holdings' ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. On July 16, 1999, RJR Tobacco Holdings filed a registration statement, that became effective October 8, 1999, in order to issue the Exchange Notes in exchange for the private placement notes. The Exchange Notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the Exchange Notes.

Dividends

     On July 28, 1999, the Board of Directors of RJR Tobacco Holdings declared a quarterly cash dividend of $.775 per common share, or $3.10 per common share on an annualized basis. The dividend was paid on October 1, 1999 to stockholders of record as of September 10, 1999.

Capital Expenditures

     Capital expenditures were $30 million in each of the nine month periods ended September 30, 1999 and 1998. The level of expenditures currently planned for 1999 is approximately $50 million to be funded from operations. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco Company. There were no material long-term commitments for capital expenditures as of September 30, 1999.

Settlement and Related Expenses

     Total estimated payments in 1999 for all tobacco litigation settlement agreements currently in effect and their associated costs, including the Master Settlement Agreement, will be approximately $1.6 billion, funded primarily by cash flows from operating activities through price increases. As of September 30, 1999, $517 million has been paid. In future years, estimated payments will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco Company, RJR Tobacco Company's market share and inflation adjustments. For further discussion of the potential impact of litigation issues and various litigation settlements, see
Note 4 to the Condensed Consolidated Financial Statements.

YEAR 2000

     The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

     RJR Tobacco Company has inventoried, assessed and developed detailed plans for required systems modifications or replacements of all information technology systems and operating systems with embedded technology, which include, but are not limited to, process control, automated factory/assembly lines, environmental safety, quality control and facilities.

     As of September 30, 1999, software remediation, which entails modifying existing programs to make them year 2000 compliant, was complete for both mainframe information technology systems and operating systems with embedded technology. Key departmental applications were 98% remediated as of September 30, 1999.

     As of September 30, 1999, software testing following remediation was complete for mainframe information technology systems and operating systems with embedded technology. Testing was 98% complete as of September 30, 1999 for key departmental applications.

     All mainframe information technology systems and operating systems with embedded technology were year 2000 compliant and in use by the end of October 1999.

     RJR Tobacco Company is also in contact with suppliers, vendors, service providers and customers to assess the potential impact on operations if they are not successful in converting their systems in a timely manner. As of September 30, 1999, RJR Tobacco Company had received responses from all identified key third parties, as follows: 85% of identified third parties had confirmed that they are fully compliant, 14% were not currently compliant but expect to be by the end of 1999, and 1% will not be in compliance and alternative suppliers have been identified. RJR Tobacco Company continues to monitor the status of year 2000 efforts for those third parties that have been identified as critical and contingency plans specific to those third parties have been developed.

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

     As of September 30, 1999, RJR Tobacco Company had incurred expenses of $32 million to be year 2000 compliant. The current estimated cost to complete RJR Tobacco Company's year 2000 program is an additional $4 million. The table below sets forth a breakdown of current and estimated expenses associated with the year 2000 issue:

                                                               TOTAL COST AS OF     ESTIMATED TOTAL
                                                              SEPTEMBER 30, 1999     PROJECT COST
                                                              ------------------    ---------------
BY SYSTEM TYPE:
  Information technology systems                                     $28                  $32
  Operating systems with embedded technology                           4                    4
BY WORK PERFORMED:
  Remediation                                                         29                   32
  Replacement                                                          3                    4
INTERNAL/EXTERNAL:
  Internal costs                                                      23                   27
  Replacement/contractor costs                                         9                    9

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

                            ------------------------

     Statements included in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR Tobacco Holdings' future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, among others, the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RJR Tobacco Holdings or its subsidiaries; the substantial payment obligations of RJR Tobacco Company, and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the recent decline in sales in the domestic cigarette industry; competition from other cigarette manufacturers; competitive pricing for products; the success of new product innovations and acquisitions; the ratings of RJR Tobacco Holdings' securities; the level of savings associated with the reorganization of the businesses of RJR Tobacco Holdings, anticipated lower interest expense and increased interest income; and the successful discovery and correction of potential "Year 2000" computer sensitive problems by both RJR Tobacco Holdings and its subsidiaries and their key suppliers and customers. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

     Overview. Various legal actions, proceedings and claims are pending or may be instituted against RJR Tobacco Company or its affiliates or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of, or exposure to, RJR Tobacco Company's tobacco products. During the third quarter of 1999, 32 new actions were served against RJR Tobacco Company and/or its affiliates or indemnitees, including NGH, as compared to 81 in the third quarter of 1998, and 91 actions were dismissed or otherwise resolved in favor of RJR Tobacco Company and/or its affiliates or indemnitees without trial. On September 30, 1999, there were 561 active cases pending, as compared with 614 on September 30, 1998 and 483 on September 30, 1997. As of October 27, 1999, 559 active cases were pending against RJR Tobacco Company and/or its affiliates or indemnitees: 554 in the United States; 3 in Canada; and 1 in each of the Marshall Islands and Puerto Rico.

     The U.S. cases are pending in 41 states and the District of Columbia. The breakdown is as follows: 110 in New York; 109 in West Virginia; 41 in Massachusetts; 39 in Florida; 34 in California; 25 in Louisiana; 23 in Texas; 16 in the District of Columbia; 15 in Pennsylvania; 13 in Alabama; 12 in Tennessee; 9 in each of Illinois, Mississippi and New Jersey; 8 in Iowa; 6 in each of Missouri, New Mexico, Nevada and Ohio; 4 in each of Arkansas, Arizona, Georgia, Indiana, Maryland and Minnesota; 3 in each of Colorado, Oklahoma, Washington and Wisconsin; 2 in each of Hawaii, Michigan, North Carolina, North Dakota, New Hampshire, Rhode Island, South Carolina, South Dakota and Utah; and 1 in each of Connecticut, Kansas, Kentucky and Oregon. Of the 554 active cases in the United States, 148 are pending in federal court, 400 in state court, and 6 in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

     Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco Company or its affiliates (including RJR Tobacco Holdings) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco Company or its affiliates or indemnitees and could encourage an increase in the number of such claims. There has been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

     RJR Tobacco Holdings believes that, notwithstanding the quality of defenses available to it and RJR Tobacco Company in litigation matters, it is possible that the results of operations or cash flows of RJR Tobacco Holdings in particular quarterly or annual periods or the financial condition of RJR Tobacco Holdings could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. For information about other litigation and legal proceedings, see Note 4 to the Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Governmental Activity."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
10.1      Form of 1999 Performance Appreciation Rights Agreement under
          R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term
          Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.2      Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.3      Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and Andrew J. Schindler.
10.4      Form of Tandem Restricted Stock/Stock Option Agreement dated
          July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.5      Form of Change of Control Letter Agreement between R.J.
          Reynolds Tobacco Holdings, Inc. and the executive officer
          named therein.
10.6      Form of Special Severance Benefits Letter Agreement between
          R.J. Reynolds Tobacco Company and the executive officer
          named therein.
10.7      Form of Amendment to Special Severance Benefits Letter
          Agreement between R.J. Reynolds Tobacco Company and the
          executive officer named therein.
10.8      Amendment dated June 7, 1999, to the Employment Agreement
          dated October 31, 1988, and previously amended as of
          December 20, 1988, between RJR Nabisco, Inc. (now known as
          R.J. Reynolds Tobacco Holdings, Inc.) and Andrew J.
          Schindler.
10.9      Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Company and Andrew J.
          Schindler.
10.10     Amendment No. 1 dated September 29, 1999, to the Amended and
          Restated Master Trust Agreement dated June 14, 1999, between
          R.J. Reynolds Tobacco Company and Wachovia Bank, N.A., as
          trustee, and accepted by R.J. Reynolds Tobacco Holdings,
          Inc.
10.11     Amendment No. 1 dated November 1, 1999, to the Amended and
          Restated R.J. Reynolds Tobacco Company Defined Benefit
          Master Trust Agreement dated June 14, 1999, between R.J.
          Reynolds Tobacco Company and The Chase Manhattan Bank, N.A.,
          as trustee, and consented to by R.J. Reynolds Tobacco
          Holdings, Inc.
12.1      Computation of Ratio of Earnings to Fixed Charges.
27.1      Financial Data Schedule for the Nine Months ended September
          30, 1999.
27.2      Financial Data Schedule for the Nine Months ended September
          30, 1998.

(b) Reports on Form 8-K

     On September 24, 1999, RJR Tobacco Holdings filed a Current Report on Form 8-K dated September 22, 1999, setting forth dates related to stockholder proposals for its 2000 Annual Meeting of Stockholders.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/     KENNETH J. LAPIEJKO
                                          --------------------------------------
                                                   Kenneth J. Lapiejko
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
10.1      Form of 1999 Performance Appreciation Rights Agreement under
          R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term
          Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.2      Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.3      Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and Andrew J. Schindler.
10.4      Form of Tandem Restricted Stock/Stock Option Agreement dated
          July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein.
10.5      Form of Change of Control Letter Agreement between R.J.
          Reynolds Tobacco Holdings, Inc. and the executive officer
          named therein.
10.6      Form of Special Severance Benefits Letter Agreement between
          R.J. Reynolds Tobacco Company and the executive officer
          named therein.
10.7      Form of Amendment to Special Severance Benefits Letter
          Agreement between R.J. Reynolds Tobacco Company and the
          executive officer named therein.
10.8      Amendment dated June 7, 1999, to the Employment Agreement
          dated October 31, 1988, and previously amended as of
          December 20, 1988, between RJR Nabisco, Inc. (now known as
          R.J. Reynolds Tobacco Holdings, Inc.) and Andrew J.
          Schindler.
10.9      Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Company and Andrew J.
          Schindler.
10.10     Amendment No. 1 dated September 29, 1999, to the Amended and
          Restated Master Trust Agreement dated June 14, 1999, between
          R.J. Reynolds Tobacco Company and Wachovia Bank, N.A., as
          trustee, and accepted by R.J. Reynolds Tobacco Holdings,
          Inc.
10.11     Amendment No. 1 dated November 1, 1999, to the Amended and
          Restated R.J. Reynolds Tobacco Company Defined Benefit
          Master Trust Agreement dated June 14, 1999, between R.J.
          Reynolds Tobacco Company and The Chase Manhattan Bank, N.A.,
          as trustee, and consented to by R.J. Reynolds Tobacco
          Holdings, Inc.
12.1      Computation of Ratio of Earnings to Fixed Charges.
27.1      Financial Data Schedule for the Nine Months ended September
          30, 1999.
27.2      Financial Data Schedule for the Nine Months ended September
          30, 1998.