Form 10-K
period 1999-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2000-03-08
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

               (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-6388
                             ---------------------

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      56-0950247
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

                             401 NORTH MAIN STREET
                          WINSTON-SALEM, NC 27102-2866
              (Address of principal executive offices) (Zip Code)

                                 (336) 741-5500
              (Registrant's telephone number, including area code)

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH                                              NAME OF EACH
                                       EXCHANGE ON WHICH                                         EXCHANGE ON WHICH
         TITLE OF EACH CLASS              REGISTERED               TITLE OF EACH CLASS              REGISTERED
-------------------------------------  -----------------   -----------------------------------   -----------------
Common Stock, par value $.01 per                           8  3/4% Senior Notes due April 15,
  share                                    New York        2004                                      New York
8% Notes due July 15, 2001                 New York        8  3/4% Notes due August 15, 2005         New York
8 5/8% Notes due December 1, 2002          New York        8  3/4% Notes due July 15, 2007           New York
                                                           9  1/4% Debentures due August 15,
7 5/8% Notes due September 15, 2003        New York        2013                                      New York

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of R.J. Reynolds Tobacco Holdings, Inc. on February 23, 2000 was approximately $1.9 billion, based on 103,325,963 shares at the closing price of $18.75. Certain directors of R.J. Reynolds Tobacco Holdings, Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 23, 2000:
103,907,395 shares of common stock, par value $.01 per share.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Definitive Proxy Statement of R.J. Reynolds Tobacco Holdings, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 30, 2000 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I
Item 1.       Business....................................................    3
Item 2.       Properties..................................................   15
Item 3.       Legal Proceedings...........................................   15
Item 4.       Submission of Matters to a Vote of Security Holders.........   15
              Executive Officers of the Registrant........................   16

PART II
Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   18
Item 6.       Selected Financial Data.....................................   19
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   20
Item 7a.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................   31
Item 8.       Financial Statements and Supplementary Data.................   32
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   68

PART III
Item 10.      Directors and Executive Officers of the Registrant..........   68
Item 11.      Executive Compensation......................................   68
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   68
Item 13.      Certain Relationships and Related Transactions..............   68

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................   68

                                     PART I

ITEM 1. BUSINESS

     R.J. Reynolds Tobacco Holdings, Inc., formerly known as RJR Nabisco, Inc. was incorporated as a holding company in 1970, and is listed on the NYSE as RJR. RJR owns 100% of the stock of its operating subsidiary, R. J. Reynolds Tobacco Company. RJR Tobacco operates in one industry segment and is the second largest cigarette manufacturer in the United States. RJR Tobacco's largest selling cigarette brands, DORAL, CAMEL, WINSTON and SALEM were four of the top ten, best-selling brands of cigarettes in the United States in 1999. Those brands, and its other brands, including VANTAGE, MORE, NOW, MONARCH, BEST VALUE and CENTURY, are manufactured in a variety of styles and marketed in the United States to meet a range of smoker preferences.

     During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. The principal transactions included:

     - On March 9, 1999, RJR and RJR Tobacco entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, net of the assumption of approximately $200 million of net debt, to Japan Tobacco Inc.;

     - On May 7, 1999, RJR entered into a $1.235 billion revolving credit facility, effective May 18, 1999, with a syndicate of commercial banks. RJR Tobacco has guaranteed RJR's obligations under that credit facility;

     - On May 12, 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business. As a result of this sale, RJR Tobacco's only cigarette market is the United States and its territories, commonwealths, protectorates and possessions;

     - On May 18, 1999, RJR used a portion of the net proceeds from the international tobacco sale to repurchase approximately $4 billion of public debt;

     - On May 18, 1999, RJR transferred its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, together with approximately $1.6 billion in cash proceeds from the international tobacco sale, to NGH through a merger transaction that is intended to be tax-free;

     - On May 18, 1999, RJR completed a private placement offering of $1.25 billion in debt securities. RJR Tobacco has guaranteed RJR's obligations under the debt securities;

     - On June 14, 1999, NGH distributed all of the outstanding RJR common stock to NGH common stockholders in a spin-off transaction that is intended to be tax-free for U.S. federal income tax purposes; and

     - On July 16, 1999, RJR filed a registration statement, which became effective October 8, 1999, for notes issued in exchange for the $1.25 billion of private placement notes. The exchange was substantially completed in November 1999.

INDUSTRY OVERVIEW

     U.S. cigarette shipments decreased at a compound annual rate of 1.6% from 1987 through 1997. In 1998, industry shipments declined 4.6% to 460.8 billion units, and in 1999, declined 9.0% to 419.4 billion units, primarily as a result of substantial settlement-related price increases and higher state sales and excise taxes. From January 1998 to December 1999, wholesale cigarette prices increased $.82 per pack primarily to satisfy payment obligations under the Master Settlement Agreement with state attorneys general and other state settlement costs. For more discussion of tobacco litigation and the MSA, see "-- Tobacco Litigation Affecting the Cigarette Industry," "-- Environmental Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7, note 12 to the consolidated financial statements and Exhibit 99.1 to this report.

COMPETITION

     The U.S. market in which RJR Tobacco operates is highly competitive, with several large participants. Based on data collected by an independent market research firm during 1999, 1998 and 1997, Philip Morris, Inc. had an overall share of retail consumer cigarette sales of 49.30%, 48.59% and 47.70%, respectively. During these same periods, RJR Tobacco had an overall share of 24.12%, 25.17% and 25.41%, and the remaining participants held lesser shares. Competition is primarily based on brand and packaging recognition, brand loyalty, retail display and promotion, quality and price. Substantial advertising, merchandising display and promotional expenditures, including discounting, are necessary to maintain or improve a brand's market position or to introduce a new brand.

     Anti-smoking groups have undertaken activities designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. In addition, the MSA contains provisions restricting the marketing of cigarettes. See "-- Litigation Affecting the Cigarette Industry" for more discussion of the MSA.

     Because television and radio advertising for cigarettes is prohibited in the United States and brand loyalty has tended to be higher in the cigarette industry than in other consumer product industries, established cigarette brands in the United States have a competitive advantage. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of its competitive cigarette brands in the United States, but there can be no assurance that such efforts will be successful. See "-- Marketing" for more discussion of RJR Tobacco's marketing efforts.

     Increased selling prices and higher taxes on cigarettes have created additional price sensitivity among consumers. This sensitivity has resulted in increased competitive discounting and the proliferation of deep-discount brands from manufacturers not yet subject to the MSA and other state settlement payments.

STRATEGY

     RJR's objectives are to:

     -  Stabilize, then grow, earnings and cash flow;

     - Deliver an attractive return to its stockholders, including meaningful and sustainable dividends; and

     - Stabilize, then grow, share of market for RJR Tobacco's four key investment brands: CAMEL, WINSTON, SALEM and DORAL.

MARKETING

     RJR Tobacco is committed to providing unique products and increased value to its adult smoking consumers. RJR Tobacco's marketing programs are designed to strengthen its brands' image, build brand awareness and brand loyalty among current adult smokers, attract adult smokers of competing brands and increase market share. RJR Tobacco's focus is on its four investment brands, which represent over 80% of its volume and its share of market.

     Regarding these investment brands, CAMEL continued to be a strong competitor, backed by its new "Pleasure to Burn" advertising campaign and related promotional events launched in 1999. WINSTON continued to leverage its "No Bull" positioning that was launched in mid-1997. In January 1999, RJR Tobacco launched nationally the SALEM "It's not what you expect" repositioning effort, after test marketing in 1998. SALEM's repositioning is concentrated in markets where the full-price menthol category is strong. During 1999, DORAL, the industry's leading savings brand, continued to build on its "Imagine Getting More" campaign introduced in September 1998.

     RJR Tobacco believes it is essential to compete in all categories of the cigarette market, and in addition to its investment brands, offers other full-price and savings brand alternatives. Additional full-price brands include VANTAGE, MORE and NOW. Other savings brands include MONARCH, BEST VALUE,

CENTURY and various private label brands that are intended to appeal to more cost-conscious adult smokers.

     RJR Tobacco is committed to new product development, product-line extensions and brand repositioning as sources of growth. RJR Tobacco continues to test market ECLIPSE, a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor.

     As a result of the MSA, RJR Tobacco has agreed, along with the other major cigarette manufacturers, to discontinue the use of billboard advertising and certain other marketing and promotional tools. RJR Tobacco has advertised, and continues to advertise, in magazines that are read primarily by adults, through direct mailings to age-verified adult smokers and through other means. In addition, RJR Tobacco will continue to advertise and promote at retail cigarette locations and in other adult venues where permitted by law.

MANUFACTURING AND DISTRIBUTION

     RJR Tobacco manufactures cigarettes at its Tobaccoville and Whitaker Park plants in the Winston-Salem, North Carolina area, both of which it owns. Tobaccoville is a two-million-square-foot facility constructed in 1985. The Whitaker Park complex includes a one and one-half-million-square-foot plant, RJR Tobacco's Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a production capacity of approximately 150 billion cigarettes per year, and believes its cigarette manufacturing facilities are among the most technologically advanced in the United States.

     RJR Tobacco sells cigarettes primarily to distributors and wholesalers and to certain large retail stores. Most of RJR Tobacco's customers buy on a spot basis rather than under long-term agreements. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 1999 or 1998.

     During 1999, 1998 and 1997, sales made to McLane Company, Inc. and its affiliate, Wal-Mart, comprised approximately 17.0%, 16.0%, and 16.5%, respectively, of RJR's revenue. No other customer accounted for 10% or more of RJR's revenue during those years.

RAW MATERIALS

     In its production of cigarettes, RJR Tobacco primarily uses burley and flue-cured leaf tobaccos that have been purchased at domestic auction. RJR Tobacco has begun contracting directly with tobacco growers to obtain flue-cured tobacco with reduced tobacco-specific nitrosamines. RJR Tobacco also purchases oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos and believes there is a sufficient supply in the worldwide tobacco market to satisfy its current production requirements.

     Tobacco leaf is an agricultural commodity subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price-support program is subject to Congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995.

RESEARCH AND DEVELOPMENT

     RJR Tobacco's research and development activities are located in its technologically-advanced Bowman Gray Technical Center in Whitaker Park. Scientists and engineers continue to create more efficient methods of preparing tobacco blends, new products and packaging, as well as product enhancements and packaging that differentiate WINSTON, SALEM, CAMEL, DORAL and other RJR Tobacco brands from the competition. RJR Tobacco has developed a simple, practical way to reduce tobacco-specific nitrosamines, or TSNAs, by approximately 90% in flue-cured tobacco, and expects to switch to low-TSNA flue-cured tobacco in its cigarette blends as soon as reasonably possible. See note 19 to the consolidated financial statements for additional information.

INTELLECTUAL PROPERTY

     RJR Tobacco owns numerous trademarks, including the brand names of its cigarettes and their distinctive packaging and display. Also, RJR Tobacco considers the blends of tobacco that make each of its brands distinctive to be trade secrets. These trade secrets generally are not patented, although certain of RJR Tobacco's manufacturing processes are patented.

     In connection with the sale of the international tobacco business, RJR Tobacco sold certain of its trademarks and patents outside the United States.

     All of RJR Tobacco's material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RJR Tobacco continues to use the trademarks.

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

     The tobacco business is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. In addition, in 2000 the U.S. Congress is likely to consider legislation regarding increases in the federal excise tax and regulation of cigarette manufacturing and sale by the U.S. Food & Drug Administration. In his budget submitted to Congress in February 2000, President Clinton included a $.25 per pack increase in the federal excise tax and an acceleration of the $.05 increase from January 2002 to October 2000. Also, he included a provision requiring the tobacco industry to pay the federal government an additional $3,000 for every underage smoker if the smoking rate among teenagers fails to decline by at least 50% by 2004. For a discussion of the regulatory and legislative environment applicable to the cigarette business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During 1999, 147 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 273 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 1999, there were 541 cases pending, as compared with 664 on December 31, 1998, 516 on December 31, 1997, and 234 on December 31, 1996. As of February 23, 2000, 539 cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 538 in the United States and one in the Marshall Islands. The U.S. case number does not include 501 Broin II cases, which are discussed below.

     The U.S. cases, exclusive of the 501 Broin II cases, are pending in 41 U.S. states and the District of Columbia. The breakdown is as follows: 109 in West Virginia; 103 in New York; 43 in Massachusetts; 40 in Florida; 38 in California; 28 in Louisiana; 18 in each of Texas and the District of Columbia; 10 in Alabama; 9 in each of Iowa, New Mexico and Pennsylvania; 8 in each of Illinois, Mississippi and New Jersey; 7 in each of Ohio and Tennessee; 6 in Minnesota; 5 in Nevada; 4 in each of Indiana, Michigan and Missouri; 3 in each of Arkansas, Georgia, North Carolina, North Dakota, Oklahoma, South Dakota and Wisconsin; 2 in each of Arizona, Connecticut, Hawaii, Maryland, New Hampshire, Rhode Island, South Carolina, Utah and Washington; and 1 in each of Colorado, Kansas, Kentucky and Maine. Of the 538 active U.S. cases, 146 are pending in federal court, 387 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but many other cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act, indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Six of the 538 active cases in the United States, plus the 501 Broin II cases, involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Forty-five cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 65 cases seek recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

     Defenses. The defenses raised by RJR Tobacco and/or its affiliates, including RJR, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of these cases in which it is named.

     Industry Trial Results. Juries have found for plaintiffs in nine smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid and most of the verdicts have been overturned on appeal. Most recently, on November 1, 1999, the Florida Supreme Court heard the plaintiff's appeal in Carter v. Brown & Williamson Tobacco Corp., a case in which a Florida Appeal Court had reversed a jury's 1996 verdict in favor of the plaintiff in the amount of $750,000. In another Florida case, Widdick v. Brown & Williamson Tobacco Corp., a Florida Court of Appeal on January 29, 1999, reversed a jury verdict in favor of the plaintiff in the amount of approximately $1 million in compensatory and punitive damages and ordered a new trial in a different location. On February 9-10, 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris is appealing the verdict. On March 30, 1999, in Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. Although the judge in this case reduced the punitive damages to $32 million, Philip Morris is appealing this verdict as well. In the most recent verdict in a non-RJR Tobacco individual case, Steele v. Brown & Williamson Tobacco Corp., a jury in Missouri federal court found on May 13, 1999 that Brown & Williamson was not liable for the death of the plaintiff.

     RJR Tobacco ultimately has prevailed in every individual case that has gone to trial. Most recently, on May 10, 1999, in Newcomb v. R. J. Reynolds Tobacco Co., one of three individual cases consolidated for trial in Tennessee state court, the jury refused to award damages against RJR Tobacco and Brown & Williamson. The same jury found that the tobacco company defendants in the other two cases were not liable. On June 2, 1999, in an environmental tobacco smoke case, Butler v. Philip Morris Co., Inc., the jury returned a defense verdict. On July 9, 1999, a Louisiana state court jury found in favor of RJR Tobacco and Brown & Williamson, in an individual smoker case, Gilboy v. American Tobacco Co.

     Broin II Cases. Numerous lawsuits have been filed (mostly in Florida) by flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins (the "Broin II cases"). These lawsuits follow the resolution of the Broin class action, under which settlement agreement the industry agreed to contribute to a fund to research secondhand smoke issues, and further agreed that individual lawsuits might be brought on behalf of any or all of the Broin class members. In these lawsuits, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins, and that they are legally entitled to recover damages from one or more United States cigarette manufacturers, including RJR Tobacco. As of February 23, 2000, 502 such suits have been served upon RJR Tobacco. One of these cases, however, was voluntarily dismissed on February 8, 2000.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in New Jersey, Pennsylvania and Ohio claim that the marketing of "lights" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or put at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of those persons.

     Few class-action complaints have been certified, or if certified, have survived on appeal. On May 17, 1999, the U.S. Supreme Court declined to review a circuit court decision upholding the denial of class certification in a Pennsylvania medical monitoring case, Barnes v. American Tobacco Co. On April 12, 1999, in Chamberlain v. American Tobacco Co., a federal district court in Ohio refused to certify a class of "nicotine-dependent" Ohio residents. On April 13, 1999, in Avallone v. American Tobacco Co., a state court judge in New Jersey refused to certify a class of casino workers exposed to environmental tobacco smoke. On June 21, 1999, in Geiger v. American Tobacco Co., a New York state court refused to certify a class of New York state residents who were alleged to have contracted lung and throat cancer as a result of cigarette smoking. On June 29, 1999, in Clay v. American Tobacco Co., a federal district court in Illinois refused to certify a class of persons in 46 states who, "as children, purchased and smoked cigarettes designed, manufactured, promoted or sold by the defendants." On July 21, 1999, in Hansen v. American Tobacco Co., a federal district court in Arkansas refused to certify an Arkansas state-wide class consisting of smokers claiming to have tobacco-related disease. On July 23, 1999, in Reed v. Philip Morris, Inc., a District of Columbia superior court judge entered an opinion and order refusing to certify as a class residents of the District of Columbia claiming to have tobacco-related disease. On September 21, 1999, a federal district court judge in Pennsylvania dismissed the Brown v. Philip Morris, Inc. complaint. This suit alleged, among other things, violations of plaintiffs' civil rights in the marketing and sale of menthol cigarettes. On October 26, 1999, the New York Court of Appeals affirmed a ruling by a lower court decertifying five smoker class actions, including Hoskins v. R. J. Reynolds Tobacco Co., and dismissing each case. On November 22, 1999, in Thompson v. American Tobacco Co., a federal district court refused to certify a class seeking smoking cessation and medical monitoring programs for smokers and former smokers in Minnesota. Finally, on January 10, 2000, in Taylor v. American Tobacco Co., a state court judge in Michigan denied certification of another smoker class action.

     A Maryland state court in Richardson v. Philip Morris, Inc. granted class certification in 1998. The Maryland Court of Appeals is reviewing that decision. In addition, on November 5, 1998, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (Scott v. American Tobacco Co.). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants, including RJR Tobacco, settled another class-action suit, Broin v. Philip Morris, Inc., in October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final.

     Trial continues in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. On July 7, 1999, the jury found against

RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which currently consists of the claims of three of the named class representatives, began on November 1, 1999. In addition, the trial court has ordered that the jury shall determine punitive damages, if any, on a class-wide basis if there is a finding of liability in any of the three cases being tried in phase two. RJR Tobacco and certain other defendants appealed this order to the Florida Third District Court of Appeal, which left the order intact. On October 29, 1999, RJR Tobacco and certain other defendants filed a petition asking the Florida Supreme Court to review the appropriateness of determining punitive damages on a class-wide basis. On November 3, 1999, the Florida Supreme Court agreed to address the issue and asked for further briefing by the parties. On December 27, 1999, the Florida Supreme Court decided not to review that issue at this time. The third phase will address all other class members' claims in individual trials before separate juries.

     Compensatory damages, if any, would not have to be paid to any plaintiff until the end of his or her trial and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of Engle. RJR Tobacco does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, at the end of the second phase, the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, resulting in the possible execution of the judgment before it could be reviewed on appeal. RJR Tobacco believes that the entry of a judgment for punitive damages on behalf of the entire class would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring.

     Governmental Health-Care Cost Recovery Cases. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the state the plaintiff in the case and basing its claims on economic loss rather than personal injury, the state sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the Moore case, most other states, through their attorneys' general and/or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each case.

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of February 23, 2000, final approval was achieved in 46 settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by the settling jurisdictions and contains releases of various additional present and future claims.

     In each state where final approval has been obtained, the MSA released RJR Tobacco and several of its indemnitees and RJR from: (1) all claims of the settling states, and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

          - Monetary Liabilities. In addition to payments made in 1998 and 1999, the MSA calls for four annual initial industry payments starting in 2000 of up to approximately $2.5 billion, $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual industry payments, increasing from $4.5 billion in April 2000 to $8 billion in 2004 and further to $9 billion in 2018 and thereafter. Ten additional industry payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume units, inflation and other factors.

          The tobacco companies also agreed to (a) make a one-time payment of $50 million on March 31, 1999 to establish a fund for enforcement of the MSA and laws relating to tobacco products and (b) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

          In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research to, reduce youth smoking; and to understand, and educate the public about, diseases associated with tobacco-product use. The tobacco companies agreed to fund the foundation with (1) 10 annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million on March 31, 1999 and $300 million annually thereafter for four years and (3) additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

          The manufacturers also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees are to be determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys' fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure would be subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 23, 2000, awards determined by arbitration totaled $9.9 billion, and awards determined in accordance with a negotiated fee procedure totaled approximately $598 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys' fees, of the attorneys' general offices and at $75 million annually for outside counsels' costs. Payments for attorneys' fees and costs are to be allocated on a market-share basis.

          The payments made by RJR Tobacco pursuant to all existing tobacco litigation settlement agreements, including the MSA and four individual state settlements, aggregated approximately $1.6 billion in 1999 which were primarily funded through price increases. RJR Tobacco estimates its payments to exceed $2.2 billion in 2000 and to exceed $2.0 billion per year in future years. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

          - Growers' Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco-growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year for a period of twelve years, beginning in 1999, and ending in 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer's relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer's annual payment is also subject to a tax-offset adjustment, as well as additional adjustment if a tobacco-growing state is unable to obtain final approval of the MSA.

          - Other Master Settlement Agreement Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

     On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorneys' general cases, against RJR Tobacco and other Canadian and U.S. tobacco companies and their parent companies, including RJR, in British Columbia Provincial Court. This lawsuit relies heavily upon recently enacted legislation in British Columbia that is being separately challenged by Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. Briefing on that motion is still underway, with oral argument currently scheduled for May 15, 2000.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 23, 2000, approximately 34 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     On March 29, 1999, in the first of these cases to be considered by a federal court of appeals, Steamfitters Local Union 420 v. Philip Morris, Inc., the U.S. Court of Appeals for the Third Circuit affirmed a district court ruling dismissing a case on remoteness grounds. Since then, the U.S. Courts of Appeals for the Second Circuit (Laborers Local 17 v. Philip Morris, Inc.), the Fifth Circuit (Texas Carpenters Health Benefit Fund v. Philip Morris, Inc.), the Seventh Circuit (International Brotherhood of Teamsters Local 734 Health and Welfare Trust Fund and Central States Joint Board Health and Welfare Trust Fund
v. Philip Morris, Inc.) and the Ninth Circuit (Oregon Laborers v. Philip Morris, Inc.) all have ruled in favor of the industry in similar union cases. On January 10, 2000, the United States Supreme Court denied petitions for certiorari filed in cases from the Second, Third and Ninth Circuits.

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds, including, on July 22, 1999, a federal district court in Washington in Northwest Laborers-Employees Health & Security Trust Fund v. Philip Morris, Inc., and, on September 28, 1999, an Arkansas district court in Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc. Nonetheless, some union, or other third party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together -- National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. Most recently, on December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes -- Service Employees

International Union Health and Welfare Fund v. Philip Morris, Inc.; S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc.; and Holland v. Philip Morris, Inc.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999, on the counts that survived motions to dismiss: state and federal RICO claims and civil conspiracy claims. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJR from the case. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco, on all remaining counts. On May 11, 1999, the trial court judge denied plaintiffs' motion for a new trial. Plaintiffs appealed this ruling to the Sixth Circuit Court of Appeals. On October 4, 1999, plaintiffs withdrew their appeal and voluntarily dismissed their case.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, six in tribal courts and one class action in San Diego Superior Court. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     Five groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, also have advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal in the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a conspiracy claim.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers (on behalf of a government jurisdiction), a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Most recently, on December 14, 1999, a federal district court in Washington dismissed a similar case -- Association of Washington Public Hospital Districts
v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     On January 5, 2000, a San Diego Superior Court judge dismissed claims in two lawsuits: California v. Philip Morris, Inc., Superior Court, Los Angeles County, California and California v. Brown & Williamson Tobacco Corp., Superior Court, San Francisco County, California. These lawsuits were brought by the cities of Los Angeles and San Jose, on behalf of the people of California, who claim that the tobacco industry violated State Proposition 65 by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge did not dismiss certain other California state law claims.

     Finally, 12 lawsuits, of which nine remain pending, have been filed against RJR Tobacco by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of those cases, Falise
v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999.

     Wholesalers' Antitrust Cases. Twelve lawsuits have been filed by tobacco wholesalers who are suing United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was filed in the United States District Court for the District of Columbia, on behalf of an estimated 520,000 tobacco growers and quota holders in the United States. The complaint alleges that the major tobacco companies conspired among themselves, and with 14 attorneys general and one individual, to subvert and undermine the longstanding regulatory system administered by the U.S. Department of Agriculture, pursuant to federal statutes and regulations governing the production and sale of cigarette tobacco in the United States. The suit asserts claims for violation of Section 2 of the Sherman Antitrust Act, breach of fiduciary duty and fraud. The plaintiffs seek damages, including treble damages, under the antitrust statute, totaling $69 billion.

     Recent and Scheduled Trials. As of January 24, 2000, 26 cases are scheduled for trial before year-end 2000 against RJR Tobacco. In addition, the Engle case in Florida and the Whiteley case in California (an individual smoking and health lawsuit) are in progress, and multiple health-care cost recovery trials are scheduled in 2000 before Judge Weinstein of the United States District Court for the Eastern District of New York. Additional cases against other tobacco company defendants are also scheduled for trial before year-end 2000. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of RJR Tobacco and some of its former affiliates that were sold to Japan Tobacco Inc., as well as a now-closed grand jury investigation in Pennsylvania. In connection with the former, RJR Tobacco responded to a document subpoena dated July 7, 1999. In connection with the latter, RJR Tobacco received a document subpoena, dated September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJR Tobacco understands that the grand jury was investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJR Tobacco responded to that subpoena. On February 4, 2000, RJR Tobacco received formal notification from the Department of Justice that this investigation has been closed.

     By letter dated September 30, 1999, the U.S. Department of Justice informed RJR Tobacco that its criminal investigation of RJR Tobacco, and a grand jury investigation in the District of Columbia that involved allegations of perjury and misrepresentation before Congress and other federal agencies and other activities of the tobacco industry, have been completed.

     On December 22, 1998, Northern Brands International, Inc., a now inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc., and which was sold to Japan Tobacco Inc. on May 12, 1999, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States
"by means of false and fraudulent practices . . . ." RJR-MacDonald, Inc., now
Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation. On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Discovery is underway.

     For a further discussion of litigation and legal proceedings pending against RJR, its affiliates (including RJR Tobacco) or its indemnitees, see "-- Environmental Matters" and "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7. For more detailed information about the class action and other aggregated claims suits pending against RJR, its affiliates (including RJR Tobacco) or its indemnitees, see Exhibit 99.1 to this report.
                             ---------------------

     Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates (including RJR) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of such claims. There has been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

     Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on either or both of these entities. RJR Tobacco and RJR each believe that they have a number of valid defenses to any such actions and intend to defend such actions vigorously.

     RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or the financial condition of RJR could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ENVIRONMENTAL MATTERS

     RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. Finally, regulations promulgated by the U.S. Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

     RJR has been named in an insurance coverage suit brought by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman's Fund Insurance, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under the terms of the agreement by which RJR sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been heard.

     Del Monte Corporation has been named a defendant in two lawsuits related to the same Hawaii superfund site, Board of Water Supply of the City and County of Honolulu v. Shell Oil Company and Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on September 27, 1999, and October 7, 1999, respectively. Also, Del Monte Corporation has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation and is named a defendant in one of these lawsuits. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1989. In connection with any liability RJR may incur arising out of these claims, the buyers of the Del Monte fresh fruit business are obligated to indemnify RJR under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989. RJR has provided notice of these claims to the buyers, and their successors, of the Del Monte fresh fruit business and has asserted its right to be indemnified by the buyers for any liability arising out of such claims. Pursuant to the distribution agreement, dated as of May 12, 1999, among RJR, RJR Tobacco and NGH, RJR has also provided notice of these claims to NGH and has asserted its right to be indemnified by NGH for any liability arising out of such claims.

     In December 1998, the EPA proposed regulations that would impose restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. If finalized in their current forms, RJR Tobacco may be unable to replace those fumigants with other cost-effective fumigants and, as a result, could be required to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. RJR Tobacco cannot predict the amount of future expenditures that may be required to comply with these regulations.

     RJR and its subsidiaries have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations and to estimate the cost of resolving these CERCLA matters, RJR does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RJR or its subsidiaries.

EMPLOYEES

     At December 31, 1999, RJR and its subsidiaries had approximately 7,900 employees, including 900 part-time employees. None of these employees are unionized. RJR Tobacco believes that it maintains good relations with its employees.

ITEM 2. PROPERTIES

     RJR and its subsidiaries own executive offices, which are located in two buildings in downtown Winston-Salem, and several other smaller properties, all located in or near Winston-Salem. For information about RJR Tobacco's operating facilities, see "Business -- Manufacturing" and "Business -- Research and Development" in Item 1.

ITEM 3. LEGAL PROCEEDINGS

     Various legal actions, proceedings and claims are pending or may be instituted against RJR or its affiliates (including RJR Tobacco) or indemnitees, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of or exposure to RJR Tobacco's products. For information about litigation and legal proceedings pending against RJR or its affiliates (including RJR Tobacco) or indemnitees, see
"Business -- Litigation Affecting the Cigarette Industry" and "Business -- Environmental Matters" in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7; note 12 to the consolidated financial statements; and Exhibit 99.1 to this report. A copy of Exhibit 99.1 will be provided free of charge upon request by writing to the Corporate Secretary, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, 401 N. Main Street, Winston-Salem, NC 27402-2866, or by phoning 336-741-5162.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers and Certain Significant Employees of the Registrant

     The executive officers and certain significant employees of RJR and RJR Tobacco are:

     Andrew J. Schindler. Mr. Schindler, 55, has served as President and Chief Executive Officer of RJR Tobacco since 1995 and of RJR since June 14, 1999. He has served as Director of RJR since June 14, 1999 and of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 2, 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President -- Operations of RJR Tobacco in June 1989 and was elected Executive Vice President -- Operations of RJR Tobacco in 1991. In May of 1994, Mr. Schindler became President and Chief Operating Officer of RJR Tobacco. He is a member of the North Carolina Advisory Board of Wachovia Bank, N.A., the North Carolina School of the Arts Foundation Board, the Wake Forest University Baptist Medical Center Board of Visitors and the Board of Directors of Winston-Salem Business, Inc. Mr. Schindler is Vice Chairman of the North Carolina Emerging Technology Alliance.

     Kenneth J. Lapiejko. Mr. Lapiejko, 51, has served as Executive Vice President and Chief Financial Officer of RJR Tobacco since June 15, 1999 and of RJR since June 14, 1999. He has been Director of RJR Tobacco since 1996. From 1995 until 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer of RJR Tobacco. Mr. Lapiejko joined R.J. Reynolds Tobacco International as a Senior Financial Analyst in 1977. After holding a number of positions with RJR Tobacco, in 1991 he was promoted to Vice President of Finance and Accounting.

     Charles A. Blixt. Mr. Blixt, 48, has been Executive Vice President, General Counsel and Director of RJR Tobacco since 1995 and Executive Vice President, General Counsel and Assistant Secretary of RJR since June 14, 1999. He joined RJR Tobacco as Associate Counsel -- Litigation in 1985. Mr. Blixt serves on the Board of Visitors of Salem College and Academy and the Board of Visitors of Wake Forest University School of Law.

     Lynn J. Beasley.  Ms. Beasley, 42, has served as Executive Vice
President -- Marketing of RJR Tobacco since 1997. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the Winston/Camel business unit in 1993. From 1995 until 1997, she was Senior Vice President of Brand Marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the Senior Services Board. She is also a member of the Board of Directors of Tultex Corporation, a manufacturer and distributor of activewear apparel.

     Robert R. Gordon, Jr.  Mr. Gordon, 55, has been Executive Vice
President -- Human Resources of RJR Tobacco since 1994 and of RJR since July 2, 1999, and Director of RJR Tobacco since 1991. He joined RJR Tobacco in 1967 and became Vice President of Personnel in 1984. In 1989, he was promoted to Senior Vice President of Personnel of RJR Tobacco.

     Thomas R. Adams. Mr. Adams, 49, has been Senior Vice President and Controller of RJR and RJR Tobacco since June 14, 1999. From 1985 until 1999, he was a Partner at the accounting firm of Deloitte & Touche LLP.

     Gary T. Burger. In July 1999, Dr. Burger, 51, was promoted to Executive Vice President -- Research and Development after serving as Senior Vice President -- Research and Development of RJR Tobacco since 1996. He joined RJR Tobacco in 1984. From 1990 until 1996, he was Vice President of the Research and Development Product Development & Assessment Group.

     Lynn L. Lane. In June 1999, Ms. Lane, 48, rejoined RJR as Senior Vice President and Treasurer and was named Senior Vice President and Treasurer of RJR Tobacco. She joined RJR in 1973 and was promoted to Vice President and Assistant Treasurer of RJR in 1991. In 1995, she was named Vice President and Treasurer of R.J. Reynolds Tobacco Worldwide. From 1996 until 1999, Ms. Lane was Vice President -- Treasury and Investor Relations of Burlington Industries, a manufacturer and distributor of fabrics and other textile products.

     James V. Maguire. In July 1999, Mr. Maguire, 48, was promoted to Executive Vice President -- Sales after serving as Senior Vice President -- Sales of RJR Tobacco since 1994. He joined RJR Tobacco in 1973 as a sales representative and after holding a number of positions at RJR Tobacco and RJR, he became Vice President of Sales Development in 1993.

     Tommy J. Payne. Mr. Payne, 42, assumed his current positions as Executive Vice President -- External Relations of RJR Tobacco and of RJR in July 1999, after serving as Senior Vice President -- External Relations of RJR Tobacco since 1998 and of RJR since June 1999. He joined RJR in 1988 and was promoted to Director of Federal Government Affairs in 1995. From 1995 until 1998, he was Vice President -- Federal Government Affairs of RJR Tobacco in Washington, D.C. Mr. Payne serves on the board of trustees of Winston-Salem State University, the North Carolina Community Colleges Foundation and the RJR Tobacco Company Foundation.

     James H. Wilson. In July 1999, Mr. Wilson, 57, was promoted to Executive Vice President -- Operations after serving as Senior Vice
President -- Operations of RJR Tobacco since 1994 and Director of RJR Tobacco since 1997. He joined RJR Tobacco in 1962 and was promoted to Vice President of Manufacturing in 1991.

     McDara P. Folan, III. Mr. Folan, 41, joined RJR Tobacco and RJR in June 1999 as Vice President, Deputy General Counsel and Secretary. From 1992 until 1999, Mr. Folan served as Vice President, Secretary and General Counsel for Allen Telecom Inc., a manufacturer and distributor of wireless communications equipment, in Cleveland, Ohio.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     RJR's common stock, par value $.01 per share, is listed on the New York Stock Exchange as RJR and began trading on June 15, 1999. On February 23, 2000, there were approximately 39,300 holders of record of RJR's common stock. Stockholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The common stock closing price on February 23, 2000 was $18.75.

     The high and low sales prices per share for the common stock on the NYSE Composite Tape, as reported by the NYSE, was:

                                                               HIGH     LOW
                                                              ------   ------
1999:
  Second Quarter (from June 15, 1999).......................  $32.94   $30.38
  Third Quarter.............................................   32.88    24.81
  Fourth Quarter............................................   28.38    16.00

     The board of directors of RJR declared a cash dividend of $.775 per common share, or $3.10 on an annualized basis, in the third and fourth quarters of 1999.

     RJR conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. Certain RJR credit facilities limit the amount of dividends, distributions and advances by subsidiaries to RJR. RJR's credit facilities and the distribution agreement between RJR and NGH limit the payment by RJR of dividends on the common stock in excess of specific amounts. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition" in Item 7 and note 8 and note 11 to the consolidated financial statements. RJR believes that the provisions of its credit facilities and its distribution agreement will not impair its payment of quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from the consolidated financial statements and accompanying notes, which have been audited by Deloitte & Touche LLP, independent auditors. The selected historical consolidated financial data as of December 31,1997 and for the year ended December 31, 1996 are derived from audited consolidated financial statements not presented or incorporated by reference. The selected historical consolidated financial data as of December 31, 1996 and 1995 and for the year ended December 31, 1995 are derived from unaudited consolidated financial statements, which are not presented or incorporated by reference, that reflect all adjustments, consisting only of adjustments of a normal and recurring nature, necessary for a fair presentation. These financial statements segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. This table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and the consolidated financial statements.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS:
Net sales (1)....................................  $ 7,567   $ 5,716   $ 5,044   $ 4,702   $ 4,612
Income (loss) from continuing operations.........      195      (519)       19       226        65
Net income (loss)................................    2,343      (516)      433       666       622
PER SHARE DATA:
Basic income (loss) from continuing operations...     1.80     (4.77)      .17      2.08       .60
Diluted income (loss) from continuing
  operations.....................................     1.80     (4.77)      .17      2.08       .60
Basic net income (loss)..........................    21.60     (4.74)     3.98      6.13      5.72
Diluted net income (loss)........................    21.58     (4.74)     3.98      6.13      5.72
Weighted average number of common and dilutive
  potential common shares used in EPS (in
  thousands):
  Basic..........................................  108,495   108,691   108,691   108,691   108,691
  Diluted........................................  108,570   108,691   108,691   108,691   108,691
Cash dividends declared per share of common stock
  (2)............................................  $  1.55   $    --   $    --   $    --   $    --
BALANCE SHEET DATA (AT END OF PERIODS):
Total assets.....................................   14,377    19,310    20,251    20,747    21,391
Long-term debt...................................    1,653     4,861     4,944     4,928     4,944
Stockholders' equity.............................    7,064     9,886    11,079    11,669    12,153
OTHER DATA:
Ratio of earnings to fixed charges (3)...........      2.8        --       1.5       2.2       1.7
Deficiency in the coverage of fixed charges by
  earnings before fixed charges (3)..............  $    --   $  (679)  $    --   $    --   $    --

---------------

(1) Net sales exclude excise taxes of $1.173 billion, $1.292 billion, $1.369 billion, $1.401 billion and $1.447 billion for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(2) RJR began trading as a separate company on June 15, 1999. A dividend of $.775 was declared in each of the last two quarters of 1999. The annualized dividend is $3.10.
(3) Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs, and one-third of operating rental expense, representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the consolidated financial condition and results of operations of RJR should be read in connection with the consolidated financial statements and the related notes of RJR as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999.

RESULTS OF OPERATIONS

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Net sales...................................................  $7,567   $5,716   $5,044
Cost of products sold (1)...................................   3,292    1,353    1,209
Selling, general and administrative expenses................   3,023    2,780    2,361
                                                              ------   ------   ------
                                                               1,252    1,583    1,474
Tobacco settlement and related expenses (1).................      23    1,442      359
                                                              ------   ------   ------
Operating company contribution..............................  $1,229   $  141   $1,115
                                                              ======   ======   ======

---------------

(1) $2.178 billion and $148 million of ongoing settlement expense was recorded in cost of products sold for the years ended 1999 and 1998, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and related expenses.

1999 COMPARED TO 1998

     Net sales of $7.6 billion for the year ended December 31, 1999 increased 32.4% over 1998. This increase was primarily due to favorable pricing of $2.5 billion, partly offset by $692 million in lower volumes. Collective price increases since November 1998, in response to litigation settlements, have adversely impacted the shipment volume of RJR Tobacco and the industry in general. RJR Tobacco's total shipment volume during 1999 of 96.4 billion units, excluding Puerto Rico and certain other territories' volume of approximately 1.4 billion units, declined 12.7% from the prior year, while industry volume declined 9.0%. RJR Tobacco's full-price shipments represented 62.6% of total shipments for each of the years ended December 31, 1999 and 1998, whereas industry-wide, full-price shipments represented 73.4% and 73.0% of total shipments for the years ended December 31, 1999 and 1998, respectively.

     Compared to 1998, the 1999 shipment volume for CAMEL, excluding the non-filter style, was down 7.4%, but outperformed the industry full-price decline of 8.5%. Shipments of the WINSTON styles, supported by the "No Bull" repositioning, declined 13.9% compared to 1998. WINSTON's performance has been negatively impacted by the unprecedented settlement-related price increases and the price sensitivity among its franchise smokers. Consequently, new WINSTON "No Bull" programs, such as "Winston Racing Nation," are being introduced to enhance loyalty among WINSTON's adult smokers. SALEM shipments were down 12.7% compared to 1998, also negatively impacted by settlement-related price increases. Volume for DORAL, the industry's leading savings brand, was down 13.5% from 1998. DORAL's performance reflected the industry savings category decline of 10.3% during 1999, and also was impacted negatively by increased activity from competitive deep-discount brands.

     RJR Tobacco's total retail share of market declined by 1.05 share points to 24.12% in 1999 compared to 25.17% in 1998. Most of this share loss occurred by the end of the second quarter. In line with RJR Tobacco's strategy to stabilize, then grow, market share on the four investment brands, the second half 1999 trend improved due to the combined performance of CAMEL, WINSTON, SALEM and DORAL.

     CAMEL's market share, excluding the non-filter style, grew almost .20 share points on average in the last half of the year compared to the second quarter of 1999. CAMEL finished the year at 4.78% share of market, up slightly versus 4.71% in 1998.

     WINSTON and SALEM experienced retail market share declines in the first half of 1999, most of which occurred in the first quarter largely as a result of the impact of increased prices and competitive activity. However, SALEM's retail share of market has been stable since March 1999, reflecting the positive impact of the January 1999 "It's not what you expect" national repositioning. WINSTON styles supported by the "No Bull" repositioning were level since June 1999.

     Due to gains made by deep-discount brands, DORAL, the nation's leading savings brand, experienced slight market share declines for the full year down from 6.38% in 1998 to 6.27% in 1999. Additional marketing programs have been put into place to stabilize, then strengthen DORAL's share of market. DORAL's 1999 share performance, although a decline, exceeded the performance of the industry branded-savings category, which declined to 21.89% from 22.66% in 1998.

     Cost of products sold of $3.3 billion for the year ended December 31, 1999 increased $1.9 billion from 1998, primarily due to an increase of $2 billion in ongoing settlement costs.

     Selling, general and administrative expenses of $3 billion for 1999 increased $243 million, or 8.7%, from the comparable prior-year period. This increase over 1998 was primarily due to increased promotional expenses, composed mainly of competitive discounts provided directly to retailers and passed through to the consumer, partly offset by lower corporate expenses.

     Tobacco settlement and related expenses for initial, up-front charges, totaling $1.442 billion during 1998, included:

                                                               "MOST
                                                              FAVORED
                                                              NATION"       RATIONALIZATION    EMPLOYEE
                                   MASTER     MINNESOTA     ADJUSTMENTS           OF           SEVERANCE
                                 SETTLEMENT   SETTLEMENT   FOR PREVIOUSLY    MANUFACTURING    AND RELATED
                                 AGREEMENT    AGREEMENT    SETTLED STATES     OPERATIONS       BENEFITS     TOTAL
                                 ----------   ----------   --------------   ---------------   -----------   ------
Original charge................     $620         $312           $145             $214            $151       $1,442
Utilized in 1998...............     (620)        (312)          (145)            (214)            (54)      (1,345)
                                    ----         ----           ----             ----            ----       ------
Balance, December 31, 1998.....       --           --             --               --              97           97
Utilized in 1999...............       --           --             --               --             (42)         (42)
Adjustments in 1999............       --           --             --               --             (17)         (17)
                                    ----         ----           ----             ----            ----       ------
Balance, December 31, 1999.....     $ --         $ --           $ --             $ --            $ 38       $   38
                                    ====         ====           ====             ====            ====       ======

     For more information about the MSA, the Minnesota settlement and the "most favored nation" adjustments see "Business -- Litigation Affecting the Cigarette Industry" in Item 1 and note 12 to the consolidated financial statements. The rationalization of manufacturing operations primarily represents a charge to write-down the book value of one of RJR Tobacco's production facilities and certain equipment in Winston-Salem, North Carolina to fair value. The employee severance and related benefits expense was a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions expected to result from the MSA agreement signed in November 1998. Management believes that the recent price increases, which were necessary to satisfy RJR Tobacco's ongoing annual payment obligations under the MSA, have adversely affected, and are likely to adversely affect RJR Tobacco's volume.

     During the fourth quarter of 1999, a $17 million reversal of the liability for employee severance and related benefits to tobacco settlement and related expenses reflected a less-than-expected volume decline and a corresponding less-than-expected related workforce reduction. During the third quarter of 1999, RJR Tobacco recorded $40 million, $24 million after-tax, for initial, up-front costs related to RJR Tobacco's tobacco growers' settlement.

     Cash expenditures related to the termination of employees is expected to be approximately $80 million, of which $42 million was paid as of December 31, 1999. The remaining reserve is expected to be paid from operations in 2000. Pre-tax savings in 1999 were approximately $57 million, and are expected to be $86 million in 2000.

     Ongoing tobacco settlement costs of $2.2 billion and $148 million during 1999 and 1998, respectively, were included in cost of products sold.

     Operating company contribution of $1.2 billion in 1999, increased $1.1 billion, primarily due to favorable pricing, partly offset by lower volumes, higher settlement costs and higher selling, general and administrative expenses. Excluding the impact of recorded initial, up-front tobacco settlement and related expenses of $23 million in 1999 and $1.4 billion in 1998, operating company contribution of $1.3 billion in 1999 decreased 20.9% from $1.6 billion in 1998.

     Restructuring expense of $80 million, $52 million after-tax, was recorded by RJR in 1997 related to the reorganization of RJR Tobacco's operations. This restructuring program was implemented to enhance its competitive position and improve its long-term earnings growth prospects.

     The components of the charges recorded in 1997 and utilized through December 31, 1999 were:

                                                   EMPLOYEE       RATIONALIZATION       CONTRACT
                                                SEVERANCE AND     OF MANUFACTURING   TERMINATION AND
                                               RELATED BENEFITS      OPERATIONS        OTHER COSTS     TOTAL
                                               ----------------   ----------------   ---------------   -----
Original charge..............................        $ 30               $ 30              $ 20         $ 80
Utilized in 1997.............................          (5)                (2)               --           (7)
                                                     ----               ----              ----         ----
Balance, December 31, 1997...................          25                 28                20           73
Utilized in 1998.............................         (15)               (28)              (20)         (63)
                                                     ----               ----              ----         ----
Balance, December 31, 1998...................          10                 --                --           10
Utilized in 1999.............................          (7)                --                --           (7)
Adjustments in 1999..........................          (2)                --                --           (2)
                                                     ----               ----              ----         ----
Balance, December 31, 1999...................        $  1               $ --              $ --         $  1
                                                     ====               ====              ====         ====

     The Brook Cove, North Carolina Stemmery was closed in February 1998 after the tobacco leaf from the 1997 burley crop was processed. Beginning with the 1998 flue-cured crop, RJR Tobacco processed its leaf through a third party. The employee severance and related benefits charge reflected the reductions of 192 full-time positions and 217 seasonal positions in manufacturing and staff, primarily at Brook Cove. The rationalization of manufacturing operations also related to Brook Cove. The expenses to exit this activity included the write-off of equipment to be abandoned.

     The contract termination and other costs related to management's commitment in 1997 to a plan of termination of a leaf supply contract at a price below RJR Tobacco's contract price. The loss represents the shortfall between the contract cost and the amount that was recovered upon the sale of the leaf inventory. RJR Tobacco, acting as a broker, exercised all of its remaining obligations under a leaf supply contract and immediately transferred title to a third party without taking possession of the tobacco.

     Of the $80 million total restructuring charge, cash outlays will total approximately $42 million. During 1999 and 1998, approximately $7 million and $35 million, respectively, were cash outlays. During the third quarter of 1999, RJR reduced the accrued restructuring charge by $2 million reflecting lower-than-expected expenses. Pre-tax savings were $18 million and $33 million in 1999 and 1998, respectively, and are expected to be $18 million in 2000.

     Headquarters close-down and related charges recorded by RJR in the second quarter of 1999 of $143 million, $93 million after-tax, reflected the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of its headquarters resulted from reorganization transactions, described in note 2 to the consolidated financial statements, that fundamentally changed its business and capital structure. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees in the elimination of all functions at the New York headquarters. The employment of these individuals was terminated on June 14, 1999, at which time RJR satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment. During 1999, pre-tax savings were approximately $30 million.

     Interest and debt expense of $268 million in 1999 decreased $158 million from the prior-year period. The 1999 decrease resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt. See note 11 to the consolidated financial statements.

     Interest income increased to $114 million in 1999 from $7 million in 1998, mainly due to the temporary investment of net proceeds from the sale of the international tobacco business in the second quarter of 1999. See note 2 to the consolidated financial statements.

     Other expense, net increased $23 million in 1999 from the prior year, primarily due to various expenses related to the reorganization.

     Provision for (benefit from) income taxes included a 1999 tax provision of $315 million, or an effective rate of 61.8%, compared to a $160 million tax benefit, or an effective rate of 23.6%, in 1998. The variances of the effective rates from the statutory rate of 35% were primarily due to the adverse impact of nondeductible goodwill amortization on income (loss) before income taxes. This impact increased the 1999 provision, and decreased the 1998 benefit.

     Discontinued operations increased approximately $2.4 billion, after-tax, compared to 1998. This increase was primarily due to the gain on the sale of the international tobacco business in May of 1999, partially offset by the loss on the recognition of Nabisco's cumulative translation adjustment account. See note 2 to the consolidated financial statements.

     Extraordinary loss of approximately $384 million, $250 million after-tax, was incurred during 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 2 to the consolidated financial statements.

1998 COMPARED TO 1997

     Net sales of $5.7 billion in 1998 increased 13.3% from $5.0 billion in 1997. The increase was driven by higher prices partly offset by lower volumes. RJR Tobacco's manufacturer's list prices increased in 1998 by approximately $.64 per pack.

     RJR Tobacco's overall retail share of market decreased to 25.17% from 25.41% in 1997 reflecting its full-price share decrease to 16.27% from 16.65% in 1997, while its savings share increased to 8.90% from 8.76% in 1997. CAMEL's retail share increased to 5.31% from 5.18% in 1997. This strength was primarily attributed to two new 1998 promotions for CAMEL, the "Mighty Tasty Lifestyles" sweepstakes and the new CAMEL Cash catalog. WINSTON's retail share was flat for the year. SALEM's market share declined to 3.44% in 1998 from 3.71%. In response, RJR Tobacco expanded the "It's not what you expect" repositioning nationally in early 1999, with special emphasis on markets where the full-price menthol segment is strong. DORAL's retail share increased to 6.38% in 1998 from 5.90% in the prior year, solidifying its position as the nation's leading savings brand. During September 1998, the brand introduced a new advertising campaign, "Imagine Getting More."

     The mix between RJR Tobacco's full-price and savings brands changed slightly, as full-price shipments represented 62.6% of total shipments in 1998 compared to 63.4% in 1997. The trend away from full-price towards savings brands reflects the impact of price increases on full-price volumes to a greater extent than savings volumes.

     Cost of products sold of $1.4 billion in 1998 increased 11.9% from $1.2 billion in 1997. The increase was due primarily to the inclusion of $148 million in ongoing settlement costs in 1998 with no corresponding charge in 1997.

     Selling, general and administrative expenses of $2.8 billion in 1998 increased 17.7% from $2.4 billion in 1997. The increase was due primarily to a 26.8% increase in competitive discounts provided directly to retailers and passed through to consumers.

     Tobacco settlement and related expenses were $1.4 billion for initial, up-front tobacco settlement costs in 1998 compared to $359 million in 1997. The 1997 charges related to settlement agreements reached with the

Florida, Mississippi and Texas state attorneys general and in certain class action cases. See note 3 to the consolidated financial statements.

     Restructuring expense of $80 million was recorded in 1997, with no corresponding expense in 1998. See note 4 to the consolidated financial statements.

     Provision for (benefit from) income taxes included a tax benefit of $160 million, or a 23.6% effective rate, in 1998 compared to a tax provision of $185 million, or a 90.7% effective rate, in 1997. The rate decrease is primarily due to the relative impact of nondeductible goodwill amortization on income (loss) before income taxes.

LIQUIDITY AND FINANCIAL CONDITION

LIQUIDITY

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally-generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the MSA with attorneys general for most U.S. states, territories and possessions and other existing settlement agreements, to fund its budgeted capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments, to pay dividends to RJR stockholders and to fund its share repurchase program. RJR and RJR Tobacco cannot predict its cash requirements related to any future settlement and judgements, including cash required to bond any appeals, if necessary, and make no assurance that it will be able to meet all of those requirements.

CASH FLOWS

     Net cash flows from operating activities were $819 million in 1999 in comparison to $367 million in 1998. The increase in cash flow primarily results from 1999 price increases, partly offset by lower volume, in addition to the fourth quarter of 1998 payment of tobacco settlements. Net cash flows from operating activities in 1998 declined from $628 million in 1997, primarily due to increased 1998 tobacco settlement payments.

     Net cash flows from investing activities for 1999 were $7.7 billion, compared to a use of $43 million in 1998. The increase is primarily due to the proceeds received from the sale of the international tobacco business. Net cash flows used in investing activities in 1998 were slightly lower than the $46 million in 1997, due to lower capital expenditures in 1998, offset by lower proceeds from the sale of various assets during 1998.

     Net cash flows used in financing activities were $5.4 billion in 1999, compared to $611 million in 1998. The increase in funds used was primarily due to payments of approximately $4.5 billion for the early extinguishment of debt and related costs, as well as transfers and payments of approximately $2 billion made to RJR's former parent company. These increases were partially offset by proceeds from the issuance of $1.25 billion of private placement debt. During 1998, net cash flows used in financing activities declined from $848 million in 1997, primarily due to decreased payments on short-term borrowings in 1998 partly offset by the 1997 issuance of long-term debt.

     Net cash flows related to discontinued operations were adversely impacted during 1999, primarily by income taxes paid on the gain on the sale of the international tobacco business.

     In connection with the spin-off from NGH, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. The additional cash required, compared to 1998, to fund these liabilities was $58 million in 1999 and is expected to be approximately $58 million in each of the years 2000, 2001, 2002 and 2003.

     In November 1999, RJR's board of directors authorized the repurchase of shares of its common stock from time to time on the open market, with a maximum cost of $125 million. Effective February 2, 2000, RJR's board of directors expanded its share repurchase authorization by an additional $100 million. The purpose of the stock repurchase program is to enhance stockholder value. The stock repurchases will be funded by cash flows from operations. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. As of December 31, 1999, RJR had repurchased 2,727,400 shares of its common stock, with a total cost of approximately $55 million. As of February 23, 2000, RJR had repurchased a total of 6,370,656 shares, at a total cost of $125 million.

DEBT

     On April 13, 1999, RJR offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions described in note 2 to the consolidated financial statements. These consents were received as of April 26, 1999. The tender offers were completed on May 18, 1999. RJR repurchased approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business and recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax.

     Effective May 18, 1999, RJR entered into a 30-month $1.235 billion revolving credit facility with a syndicate of banks. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco has guaranteed RJR's obligations under this revolving credit facility. If RJR's new senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, some of its other subsidiaries will have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or falls two levels below these thresholds for either rating agency, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the notional amount are payable quarterly. This facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 1999, RJR had $417 million in letters of credit and no borrowings outstanding, with the remaining $818 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at December 31, 1999. RJR had additional letters of credit outstanding of approximately $3 million as of December 31, 1999.

     On May 18, 1999, RJR completed an aggregate $1.25 billion private placement offering in debt securities of $550 million in principal amount of 7 3/8% notes due 2003, $500 million in principal amount of 7 3/4% notes due 2006 and $200 million in principal amount of 7 7/8% notes due 2009. The net proceeds received were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 1999.

     On July 16, 1999, RJR filed a registration statement, which became effective October 8, 1999, in order to issue publicly registered notes in exchange for the $1.25 billion private placement notes originally issued on May 18, 1999. The terms of the exchange notes are identical to the terms of the private placement notes, except the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. The exchange was substantially completed in November 1999.

     As of December 31, 1999, RJR also had $345 million of foreign currency debt, with fixed interest rates between 5.375% and 6.875%, due in 2000, and $451 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2000 through 2013. See note 11 and note 13 to the consolidated financial statements.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities.

DIVIDENDS

     The board of directors of RJR declared a cash dividend of $.775 per common share, $3.10 on an annualized basis, in the third and fourth quarters of 1999. On February 2, 2000, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on April 3, 2000 to stockholders of record as of March 10, 2000.

CAPITAL EXPENDITURES

     Capital expenditures were $55 million in 1999, $47 million in 1998 and $57 million in 1997. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco. RJR Tobacco plans to spend $50 million for capital expenditures during 2000 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of December 31, 1999.

LITIGATION AND SETTLEMENTS

     Numerous legal actions, proceedings and claims are pending or may be instituted against RJR, its affiliates (including RJR Tobacco) or its indemnitees that allege damages arising out of the use of or exposure to RJR Tobacco's products. For discussion of litigation and legal proceedings pending against RJR or its affiliates (including RJR Tobacco) or its indemnitees, see "Business -- Litigation Affecting the Cigarette Industry" and
"Business -- Environmental Matters" in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7; note 12 to the consolidated financial statements; and
Exhibit 99.1 to this report. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations or cash flows in particular quarterly or annual periods could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under "Business -- Litigation Affecting the Cigarette Industry" in Item 1, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.6 billion in 1999 and $786 million in 1998. RJR Tobacco estimates its payments in 2000 to exceed $2.2 billion and in future years to exceed $2.0 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

GOVERNMENTAL ACTIVITY

     The advertising, sale and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

     Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes was $.34 as of January 1, 2000. The federal cigarette excise tax will increase by $.05 per pack in 2002. In his budget submitted to Congress in February 2000, President Clinton included a $.25 additional increase in the federal excise tax and an acceleration of the $.05 increase from January 2002 to October 2000. Also, he included a provision requiring the tobacco industry to pay the federal government an additional

$3,000 for every underage smoker if the smoking rate among teenagers fails to decline by at least 50% by 2004. In addition, all states and the District of Columbia impose excise taxes at levels ranging from $.025 per pack in Virginia to $1.11 per pack in New York.

     In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States. Cigarette advertising in other media in the United States is required to include information with respect to the "tar" and nicotine yield of cigarettes, as well as a warning statement.

     During the past three decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, the Smoking Education Act:

     - establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking;

     - requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

     - increases type size and area of the warning required in cigarette advertisements; and

     - requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.

     The warnings currently required on cigarette packages and advertisements are:

     - "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy";

     - "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health";

     - "SURGEON GENERAL'S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and

     -  "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide".

     Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking. In 1992, the federal Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, the U.S. Department of Health and Human Services announced regulations implementing this legislation.

     The U.S. Food and Drug Administration has promulgated regulations asserting jurisdiction over cigarettes as "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect RJR Tobacco's business, volume, results of operations, cash flows and financial position. In August 1998, the Court of Appeals for the Fourth Circuit ruled that the FDA does not have the authority to regulate tobacco products and declared the FDA's regulations invalid. On December 1,

1999, the U.S. Supreme Court heard the FDA's appeal of the Fourth Circuit's ruling. RJR is awaiting the Court's decision.

     In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a U.S. District Court judge held that the EPA's classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA has appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court's decision.

     In March 1994, the U.S. Occupational Safety and Health Administration announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJR Tobacco cannot predict the form or timing of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJR Tobacco expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. RJR Tobacco submitted comments on the proposed regulations during the comment period that closed in February 1996, but no regulation has been adopted to date. Because many employers currently do not permit smoking in the workplace, RJR Tobacco cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales of all manufacturers.

     Legislation imposing various restrictions on public smoking has also been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health-care programs or cancer research. In addition, educational and research programs addressing health-care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking on all domestic airline flights of six hours duration or less, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. That decision was upheld by the Court of Appeals for the First Circuit. Both the manufacturers and the state are now seeking summary judgment from the District Court. The case has been briefed and argued.

     In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorized confidentiality of trade secrets. RJR Tobacco expects to file a confidential disclosure of ingredients for its brands with the Texas Department of Health during the first quarter of 2000 in compliance with regulations established by the state.

     In 1997, the Minnesota legislature enacted a requirement that manufacturers of tobacco products sold in Minnesota report annually, at a time specified by the Commissioner of Health, the presence of five substances in each brand of their products in its "unburned" and "burned" states. RJR Tobacco complies with this annual requirement.

     In August 1998, the Massachusetts Department of Health issued regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco, together with other cigarette manufacturers, filed comments with the MDOH on October 9, 1998. RJR Tobacco and the other manufacturers believe that the MDOH lacks legal authority to promulgate these regulations. Nevertheless, RJR Tobacco and the other manufacturers have conducted a cooperative benchmarking study to address certain MDOH concerns. The benchmarking study obtained smoke constituent information on a representative number of cigarette brand styles. The MDOH has agreed not to amend or finalize these regulations until it has reviewed the results of the manufacturers' study.

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco is also challenging the regulation that bans all cigarette advertising (other than a black-and-white sign reading "Tobacco Products Sold Here") visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. RJR Tobacco believes that it has strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption. The district court ruled against the industry on January 25, 2000. The matter is on appeal to the U.S. Court of Appeals for the First Circuit, which has stayed implementation of the challenged regulations. The court will hear arguments in April 2000.

     The price differential between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale has increased, and consequently a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Twenty-six states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

     Tobacco leaf is an agricultural commodity subject to U.S. Government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995. Because of the importance of tobacco leaf as a raw material for RJR Tobacco's products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material effect on RJR Tobacco's results of operations and cash flows.

     RJR Tobacco is unable to predict what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted, or to predict the effect of new legislation or regulations on the cigarette industry in general, or on RJR Tobacco's business or results of operations.

     For a further discussion of litigation and legal proceedings pending against RJR, its affiliates (including RJR Tobacco) or its indemnitees, see "Business -- Litigation Affecting the Cigarette Industry" and
"Business -- Environmental Matters" in Item 1; note 12 to the consolidated financials statements; and Exhibit 99.1 to this report.

ENVIRONMENTAL MATTERS

     RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RJR and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RJR or its subsidiaries do not expect such expenditures or other costs to have a material adverse effect on its business or financial condition.

     For further discussion of environmental matters involving RJR and its affiliates (including RJR Tobacco) or its indemnitees, see
"Business -- Environmental Matters" in Item 1 and note 12 to the consolidated financial statements.

OTHER CONTINGENCIES

     Until the spin-off of RJR by NGH, RJR and RJR Tobacco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is liable for the U.S. federal income tax liability of other members of the group, as well as for pension and benefit funding liabilities of the other group members. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition -- Cash Flows." RJR continues to be liable for these NGH liabilities for the period prior to the spin-off.

     In connection with the spin-off, RJR, NGH and Nabisco entered into (1) a tax sharing agreement which generally seeks to allocate tax liabilities notably based upon RJR's taxable income and that of NGH had the parties been separate taxpayers, and (2) a distribution agreement which seeks to allocate pension and benefit funding liabilities. In the tax sharing agreement, NGH also agreed to indemnify RJR for taxes arising from the spin-off or the Nabisco transfer, although RJR would be responsible for taxes if its own act, omission or misrepresentation caused such tax liability to arise. If NGH were unable to satisfy its obligations under these agreements, RJR would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale (other than as reflected on the closing balance sheet), (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans, and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See "Business - Litigation Affecting the Cigarette Industry" in Item 1 and note 12 to the consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco against in connection with the matters described in the preceding outcome, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

YEAR 2000

     RJR successfully completed its program to ensure Year 2000 readiness. As a result, RJR had no Year 2000 problems that affected its business, results of operations or financial condition. RJR incurred expenses of $39 million related to its Year 2000 program.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     On January 1, 1999, RJR adopted Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJR's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to delay its effective date one year. SFAS

No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJR has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.
                             ---------------------

     Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR's future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the ratings of RJR securities; and the level of savings associated with the reorganization of the businesses of RJR. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact RJR's consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR is exposed to foreign currency rate risk and interest rate risk directly related to its normal investing and funding activities. See note 13 to the consolidated financial statements for more information. RJR has established various policies and procedures to manage its exposure to market risks and uses major institutions with high credit ratings to minimize credit risk. RJR does not use derivative financial instruments for trading or speculative purposes.

     RJR uses the value-at-risk model to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in foreign exchange rates and interest rates. The computation assumes a 95% confidence level under normal market conditions.

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURES

     RJR believes that near term changes, if any, in foreign currency rates or interest rates will not have a material impact on its future earnings, fair values or cash flows, based on historical movements in foreign currency rates and interest rates, and the fair value of market-rate sensitive instruments at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

R.J. Reynolds Tobacco Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries ("RJR"), as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of RJR's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJR at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Winston-Salem, North Carolina
January 27, 2000 (February 23, 2000 as to notes 12 and 22)

         REPORT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The financial statements presented in this report are the responsibility of management, and have been prepared in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that RJR's assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

     The audit committee of RJR's board of directors is composed solely of outside directors. It meets periodically with management, the internal auditors and the independent auditors, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

/s/ Andrew J. Schindler
----------------------------------------------------
Chairman of the Board, President and
Chief Executive Officer

/s/ Kenneth J. Lapiejko
----------------------------------------------------
Executive Vice President
and Chief Financial Officer

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
NET SALES*..................................................   $ 7,567     $ 5,716     $ 5,044
Costs and expenses:
  Cost of products sold*....................................     3,292       1,353       1,209
  Selling, general and administrative expenses..............     3,023       2,780       2,361
  Tobacco settlement and related expenses...................        23       1,442         359
  Amortization of trademarks and goodwill...................       366         366         366
  Restructuring expense.....................................        (2)         --          80
  Headquarters close-down and related charges...............       143          --          --
                                                               -------     -------     -------
     OPERATING INCOME (LOSS)................................       722        (225)        669
Interest and debt expense...................................       268         426         433
Interest income.............................................      (114)         (7)         (4)
Other expense, net..........................................        58          35          36
                                                               -------     -------     -------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
      TAXES.................................................       510        (679)        204
Provision for (benefit from) income taxes...................       315        (160)        185
                                                               -------     -------     -------
     INCOME (LOSS) FROM CONTINUING OPERATIONS...............       195        (519)         19
Discontinued operations:
  Income from operations of discontinued businesses, net of
     income taxes...........................................        76           3         414
  Gain on discontinued businesses, net of income taxes......     2,322          --          --
                                                               -------     -------     -------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................     2,593        (516)        433
Extraordinary item -- loss on early extinguishment of debt,
  net of income taxes.......................................      (250)         --          --
                                                               -------     -------     -------
     NET INCOME (LOSS)......................................   $ 2,343     $  (516)    $   433
                                                               =======     =======     =======
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations..................   $  1.80     $ (4.77)    $  0.17
  Income from discontinued operations.......................     22.10         .03        3.81
  Extraordinary loss........................................     (2.30)         --          --
                                                               -------     -------     -------
     Net income (loss)......................................   $ 21.60     $ (4.74)    $  3.98
                                                               =======     =======     =======
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations..................   $  1.80     $ (4.77)    $  0.17
  Income from discontinued operations.......................     22.08         .03        3.81
  Extraordinary loss........................................     (2.30)         --          --
                                                               -------     -------     -------
     Net income (loss)......................................   $ 21.58     $ (4.74)    $  3.98
                                                               =======     =======     =======
WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE POTENTIAL
  COMMON SHARES USED IN EPS (IN THOUSANDS):
  Basic.....................................................   108,495     108,691     108,691
  Diluted...................................................   108,570     108,691     108,691

---------------

* Excludes excise taxes of $1.173 billion, $1.292 billion and $1.369 billion for the years ended 1999, 1998 and 1997, respectively.

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1999     1998    1997
                                                              -------   -----   -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 2,343   $(516)  $ 433
  Less income from discontinued operations..................    2,398       3     414
                                                              -------   -----   -----
  Subtotal..................................................      (55)   (519)     19
                                                              -------   -----   -----
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization..........................      482     498     508
     Deferred income tax benefit............................     (307)   (374)   (133)
     Extraordinary loss on early extinguishment of debt.....      384      --      --
     Other changes that provided (used) cash:
       Short-term investments...............................     (110)     --      --
       Accounts and notes receivable........................      (32)     (5)     24
       Inventories..........................................      (41)    106      97
       Accounts payable and accrued liabilities including
        income taxes........................................      (50)    (96)   (166)
     Restructuring and related expenses, net of cash........       (8)    (41)     52
     Tobacco settlement and related expenses................      564     805     226
     Headquarters close-down and related charges, net of
      cash..................................................       21      --      --
     Other, net.............................................      (29)     (7)      1
                                                              -------   -----   -----
       Total adjustments....................................      874     886     609
                                                              -------   -----   -----
  Net cash flows from operating activities..................      819     367     628
                                                              -------   -----   -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................      (55)    (47)    (57)
  Net proceeds from the sale of the international tobacco
     business...............................................    7,760      --      --
  Other, net................................................      (19)      4      11
                                                              -------   -----   -----
     Net cash flows from (used in) investing activities.....    7,686     (43)    (46)
                                                              -------   -----   -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................    1,244      --     345
  Repayments of long-term debt..............................   (4,450)    (68)    (28)
  Increase (decrease) in short-term borrowing...............      (62)     62    (331)
  Transfers and payments to former parent...................   (1,968)   (607)   (834)
  Repurchase of common stock................................      (55)     --      --
  Dividends paid on common stock............................      (85)     --      --
  Other, net................................................       17       2      --
                                                              -------   -----   -----
     Net cash flows used in financing activities............   (5,359)   (611)   (848)
                                                              -------   -----   -----
Net cash flows related to discontinued operations (including income taxes paid on gain on sale of the international
  tobacco business of $2,085)...............................   (1,969)    202     351
                                                              -------   -----   -----
Net change in cash and cash equivalents.....................    1,177     (85)     85
Cash and cash equivalents at beginning of period............       --      85      --
                                                              -------   -----   -----
Cash and cash equivalents at end of period..................  $ 1,177   $  --   $  85
                                                              =======   =====   =====
Income taxes paid, net of refunds...........................  $ 2,605   $ 250   $ 301
Interest paid...............................................  $   341   $ 414   $ 411
Tobacco settlement and related expense payments.............  $ 1,636   $ 786   $ 133

                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,177   $    --
  Short-term investments....................................      110        --
  Accounts and notes receivable, net of allowance
     (1999 -- $11, 1998 -- $10).............................       84        58
  Inventories...............................................      565       529
  Deferred income taxes.....................................      437       210
  Prepaid excise taxes and other............................       95       236
  Net assets of discontinued businesses.....................       --     5,961
                                                              -------   -------
     Total current assets...................................    2,468     6,994
Property, plant and equipment, at cost
  Land and land improvements................................       93        95
  Buildings and leasehold improvements......................      662       672
  Machinery and equipment...................................    1,548     1,562
  Construction-in-process...................................       23        13
                                                              -------   -------
     Total property, plant and equipment....................    2,326     2,342
Less accumulated depreciation...............................    1,246     1,227
                                                              -------   -------
  Property, plant and equipment, net........................    1,080     1,115
Trademarks, net of accumulated amortization (1999 -- $1,153,
  1998 -- $1,047)...........................................    3,070     3,176
Goodwill, net of accumulated amortization (1999 -- $2,839,
  1998 -- $2,579)...........................................    7,563     7,823
Other assets and deferred charges...........................      196       202
                                                              -------   -------
                                                              $14,377   $19,310
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $    --   $    29
  Accounts payable..........................................       81        53
  Tobacco settlement and related accruals...................    1,278       610
  Accrued liabilities.......................................    1,273       901
  Current maturities of long-term debt......................      387        62
  Income taxes accrued......................................       49        74
                                                              -------   -------
     Total current liabilities..............................    3,068     1,729
Long-term debt (less current maturities)....................    1,653     4,861
Long-term retirement benefits...............................      676       690
Other noncurrent liabilities................................      286       241
Deferred income taxes.......................................    1,630     1,903
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 1999 -- 109,631,397,
     1998 -- 108,691,347)...................................        1         1
  Paid-in capital...........................................    7,287    10,861
  Retained earnings (accumulated deficit)...................     (131)     (516)
  Accumulated other comprehensive income (loss):
     Cumulative currency translation adjustment.............       --      (441)
     Cumulative minimum pension liability adjustment........      (13)      (19)
                                                              -------   -------
       Accumulated other comprehensive income (loss)........      (13)     (460)
  Other stockholders' equity................................      (25)       --
                                                              -------   -------
                                                                7,119     9,886
  Less treasury stock (2,728,630 shares) at cost............      (55)       --
                                                              -------   -------
       Total stockholders' equity...........................    7,064     9,886
                                                              -------   -------
                                                              $14,377   $19,310
                                                              =======   =======

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                     RETAINED      ACCUMULATED
                                                     EARNINGS         OTHER           OTHER                      TOTAL
                                COMMON   PAID-IN   (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   TREASURY   STOCKHOLDERS'
                                STOCK*   CAPITAL     DEFICIT)     INCOME (LOSS)      EQUITY        STOCK        EQUITY
                                ------   -------   ------------   -------------   -------------   --------   -------------
Balance at December 31,
  1996........................   $  1    $11,901     $    --          $(233)          $ --          $ --        $11,669
Net income....................     --         --         433             --             --            --            433
Foreign currency translation,
  net of tax expense of $12
  million.....................     --         --          --           (170)            --            --           (170)
Minimum pension liability, net
  of tax benefit of $5
  million.....................     --         --          --            (10)            --            --            (10)
Total comprehensive income....     --         --          --             --             --            --             --
Dividends.....................     --       (401)       (433)            --             --            --           (834)
Other.........................     --         (9)         --             --             --            --             (9)
                                 ----    -------     -------          -----           ----          ----        -------
BALANCE AT DECEMBER 31,
  1997........................      1     11,491          --           (413)            --            --         11,079
Net loss......................     --         --        (516)            --             --            --           (516)
Foreign currency translation,
  net of tax benefit of $6
  million.....................     --         --          --            (50)            --            --            (50)
Minimum pension liability, net
  of tax expense of $1
  million.....................     --         --          --              3             --            --              3
Total comprehensive income
  (loss)......................     --         --          --             --             --            --             --
Dividends.....................     --       (607)         --             --             --            --           (607)
Other.........................     --        (23)         --             --             --            --            (23)
                                 ----    -------     -------          -----           ----          ----        -------
BALANCE AT DECEMBER 31,
  1998........................      1     10,861        (516)          (460)            --            --          9,886
Net income....................     --         --       2,343             --             --            --          2,343
Foreign currency translation,
  net of tax benefit of $11
  million.....................     --         --          --            (86)            --            --            (86)
Minimum pension liability, net
  of tax benefit of $4
  million.....................     --         --          --             (7)            --            --             (7)
Total comprehensive income....     --         --          --             --             --            --             --
Dividends.....................     --       (169)         --             --             --            --           (169)
Items related to international
  tobacco business (see note
  2)..........................     --         --          --            218             --            --            218
Merger transaction**..........     --     (3,435)     (1,958)           322             --            --         (5,071)
Exercise of stock options.....     --          4          --             --             --            --              4
Restricted stock awards.......     --         23          --             --            (32)           --             (9)
Restricted stock
  amortization................     --         --          --             --              7            --              7
Repurchase of treasury
  shares......................     --         --          --             --             --           (55)           (55)
Other.........................     --          3          --             --             --            --              3
                                 ----    -------     -------          -----           ----          ----        -------
BALANCE AT DECEMBER 31,
  1999........................   $  1    $ 7,287     $  (131)         $ (13)          $(25)         $(55)       $ 7,064
                                 ====    =======     =======          =====           ====          ====        =======


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  1996........................
Net income....................     $  433
Foreign currency translation,
  net of tax expense of $12
  million.....................       (170)
Minimum pension liability, net
  of tax benefit of $5
  million.....................        (10)
                                   ------
Total comprehensive income....     $  253
                                   ======
Dividends.....................
Other.........................
BALANCE AT DECEMBER 31,
  1997........................
Net loss......................     $ (516)
Foreign currency translation,
  net of tax benefit of $6
  million.....................        (50)
Minimum pension liability, net
  of tax expense of $1
  million.....................          3
                                   ------
Total comprehensive income
  (loss)......................     $ (563)
                                   ======
Dividends.....................
Other.........................
BALANCE AT DECEMBER 31,
  1998........................
Net income....................     $2,343
Foreign currency translation,
  net of tax benefit of $11
  million.....................        (86)
Minimum pension liability, net
  of tax benefit of $4
  million.....................         (7)
                                   ------
Total comprehensive income....     $2,250
                                   ======
Dividends.....................
Items related to international
  tobacco business (see note
  2)..........................
Merger transaction**..........
Exercise of stock options.....
Restricted stock awards.......
Restricted stock
  amortization................
Repurchase of treasury
  shares......................
Other.........................
BALANCE AT DECEMBER 31,
  1999........................

---------------

* There were 290,000,000 shares of common stock, par value $.01, authorized and 106,902,767 shares outstanding at December 31, 1999. For periods prior to the spin-off, 108,691,347 shares of common stock were assumed outstanding.
** Transfer of RJR's 80.5% interest in Nabisco, together with a portion of the proceeds from the sale of the international tobacco business, to NGH. See note 2.

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiary, R.
J. Reynolds Tobacco Company, referred to as RJR Tobacco. All material intercompany balances have been eliminated.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior year's financial statements to the current presentation.

     The account balances and activities of the international tobacco business and Nabisco Holdings Corp., referred to as Nabisco, are segregated and reported as discontinued operations in the accompanying consolidated financial statements. In addition, financial data for all periods have been restated to give effect to the number of shares issued in connection with the distribution of RJR common stock to the stockholders of Nabisco Group Holdings Corp., referred to as NGH. See note 2 for more discussion.

     Unless otherwise noted, all dollar amounts presented are in millions.

Cash Equivalents

     Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and that have original maturities of three months or less.

Inventories

     Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the LIFO method. The cost of work in process and finished goods includes materials, direct labor, and variable and full absorption of fixed manufacturing overhead. In accordance with recognized industry practice, stocks of tobacco, which must be cured for more than one year, are classified as current assets.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated by the straight-line method over the estimated useful lives of the assets. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. To determine if impairment exists, management uses an estimate of the future undiscounted net cash flows of the asset over its remaining life.

Intangibles

     Intangibles include primarily goodwill and trademarks, and are amortized using the straight-line method, principally over 40 years. Management periodically evaluates the recoverability of goodwill and trademarks. The carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future undiscounted cash flows will be less than the carrying value over the remaining amortization period.

Foreign Currency Arrangements

     Forward foreign exchange contracts are carried at fair value on the consolidated balance sheets. Gains or losses on those contracts entered into to hedge foreign currency exposure of existing assets and liabilities are generally recognized in income currently, along with the related translation gains or losses recognized from the remeasurement of the assets or liabilities hedged.

Revenue Recognition

     Revenue from product sales is recognized when goods are shipped to the customer. Provisions for discounts are provided for in the same period the related sales are recorded.

Advertising and Research and Development

     Advertising and research and development costs are expensed as incurred.

Other Expense, Net

     Certain gains and losses on foreign currency transactions, financing-related fees and other items of a financial nature are included in "Other expense, net."

Income Taxes

     RJR and RJR Tobacco provide for deferred tax assets and liabilities resulting from the expected future tax consequences of temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Income taxes are calculated for RJR Tobacco on a separate return basis.

Pension and Postretirement

     Unrecognized prior service costs are being amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience rather than from that assumed, is amortized over five years.

Recently Adopted Accounting Pronouncement

     On January 1, 1999, RJR adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJR's financial position or results of operations.

Recently Issued Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJR's management has not yet determined the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

NOTE 2 -- REORGANIZATION

     During 1999, RJR and NGH completed a series of transactions to reorganize their businesses and capital structures. The principal transactions included:

     - On March 9, 1999, RJR and RJR Tobacco entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, net of the assumption of approximately $200 million of net debt, to Japan Tobacco Inc.;

     - On May 7, 1999, RJR entered into a $1.235 billion floating rate revolving credit facility, effective May 18, 1999, with a syndicate of commercial banks. RJR Tobacco has guaranteed RJR's obligations under the revolving credit facility;

     - On May 12, 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business. After post-closing adjustments, this sale resulted in a net gain of $2.6 billion after income taxes of $2.0 billion. RJR and RJR Tobacco retained certain indemnitees as described in note 12. As a result of this sale, RJR Tobacco's only cigarette market is the United States and its territories, commonwealths, protectorates and possessions;

     - On May 18, 1999, RJR completed tender offers and consent solicitations relating to its then-outstanding public debt obligations, which resulted in RJR repurchasing approximately $4 billion of its debt. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax;

     - On May 18, 1999, RJR transferred its approximately 80.5% interest in Nabisco, together with approximately $1.6 billion in after-tax proceeds from the sale of the international tobacco business, to NGH through a merger transaction. An additional $193 million of the proceeds from the sale of the international tobacco business was transferred to NGH in satisfaction of certain liabilities paid by NGH on RJR's behalf. In connection with the merger transaction, a loss of approximately $322 million was recognized related to the cumulative translation account of Nabisco. This loss is netted against the gain on discontinued operations for the year ended December 31, 1999;

     - On May 18, 1999, RJR completed a private placement offering of $1.25 billion in debt securities. RJR Tobacco has guaranteed RJR's obligations under the debt securities;

     - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. This spin-off is intended to be tax-free for U.S. federal income tax purposes. NGH continues to exist as a holding company, owning 80.5% of Nabisco. NGH and Nabisco each continues to trade as a separate company on the New York Stock Exchange. Shares of RJR, the owner of 100% of RJR Tobacco, began trading separately on June 15, 1999; and

     - On July 16, 1999, RJR filed a registration statement, which became effective October 8, 1999, for notes in exchange for the $1.25 billion of private placement notes. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. The exchange was substantially completed in November 1999.

     In connection with the reorganization, the assets and liabilities of the retirement plan for employees of RJR Nabisco, Inc. were split into two new plans. One new plan covers employees and former employees of RJR and the other new plan covers employees and former employees of Nabisco and NGH.

     The split of the assets and liabilities of the old plan was in accordance with a May 20, 1999 agreement between the Pension Benefit Guaranty Corporation, RJR Tobacco and NGH. Based on this agreement and as required by Section 414(I) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective new plans. This methodology resulted in a different allocation of old plan assets than had been reflected in the historical allocation to the tobacco business, which resulted in an increase in the RJR plan assets of approximately $132 million. In addition, plan assets and benefit obligations attributable to certain former NGH employees both in the old plan and in other pension plans were transferred to NGH. This resulted in a decrease in pension plan assets of approximately $63 million and a decrease in pension plan benefit obligations of approximately $58 million. Postretirement benefit obligations of approximately $4 million were also transferred to NGH. The impact of these changes will be recognized in net periodic benefit costs over future periods. As a result, periodic benefit cost for 1999 decreased by approximately $7 million.

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

     In connection with the close-down of the New York headquarters, special termination benefits were provided to employees resulting in a one-time charge of approximately $14 million for pension benefits and $1 million for postretirement benefits. These additional benefit obligations were subsequently transferred to NGH, as described above.

     In connection with the spin-off, 17,065,066 options held by employees to purchase NGH common stock were equitably adjusted into 5,456,114 options to purchase RJR shares, in a manner intended to preserve the aggregate benefits under the options. Also, as a result of the spin-off, employees who held restricted shares of NGH common stock received, in the aggregate, 316,700 restricted shares of RJR. See note 15 for more information about RJR's stock plans.

     The operating results of the international tobacco business until May 12, 1999, the date of sale, are segregated and reported as discontinued operations in the consolidated financial statements. Nabisco's operating results through May 18, 1999, the date of the merger transaction, are segregated and reported as discontinued operations in the consolidated financial statements. Summarized operating results of the discontinued operations were:

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   1999        1998         1997
                                                 --------    ---------    ---------
Net sales......................................   $3,827      $11,321      $12,013
Provision for income taxes.....................       34          179          381

Assets and liabilities of the discontinued businesses were:

                                                              DECEMBER 31, 1998
                                                              -----------------
Current assets..............................................       $ 3,357
Property, plant and equipment, net..........................         4,183
Trademarks and goodwill, net................................         7,710
Other assets and deferred charges...........................           227
Current liabilities.........................................        (2,685)
Long-term debt (less current maturities)....................        (3,794)
Minority interest in Nabisco................................          (752)
Deferred income taxes.......................................        (1,195)
Other noncurrent liabilities................................        (1,090)
                                                                   -------
  Net assets of discontinued businesses.....................       $ 5,961
                                                                   =======

NOTE 3 -- TOBACCO SETTLEMENT AND RELATED EXPENSES

     During 1998, RJR recorded pre-tax charges totaling $1.442 billion for tobacco settlement and related expenses of RJR Tobacco as follows:

                                                              "MOST
                                                             FAVORED
                                                             NATION"       RATIONALIZATION    EMPLOYEE
                                  MASTER     MINNESOTA     ADJUSTMENTS           OF           SEVERANCE
                                SETTLEMENT   SETTLEMENT   FOR PREVIOUSLY    MANUFACTURING    AND RELATED
                                AGREEMENT    AGREEMENT    SETTLED STATES     OPERATIONS       BENEFITS      TOTAL
                                ----------   ----------   --------------   ---------------   -----------   -------
Original charge...............    $ 620        $ 312          $ 145             $ 214           $151       $ 1,442
Utilized in 1998..............     (620)        (312)          (145)             (214)           (54)       (1,345)
                                  -----        -----          -----             -----           ----       -------
Balance, December 31, 1998....       --           --             --                --             97            97
Utilized in 1999..............       --           --             --                --            (42)          (42)
Adjustments in 1999...........       --           --             --                --            (17)          (17)
                                  -----        -----          -----             -----           ----       -------
Balance, December 31, 1999....    $  --        $  --          $  --             $  --           $ 38       $    38
                                  =====        =====          =====             =====           ====       =======

     For more information about the MSA, the Minnesota settlement and the "most favored nation" adjustments see note 12. The rationalization of manufacturing operations primarily represents a charge to write-down the book value of one of RJR Tobacco's production facilities and certain equipment in Winston-Salem, North Carolina to fair value. The employee severance and related benefits expense was a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions expected to result from the MSA signed in November 1998.

     During the fourth quarter of 1999, a $17 million reversal of the liability for employee severance and related benefits to tobacco settlement and related expenses reflected a less-than-expected volume decline and a corresponding less-than-expected related workforce reduction. During the third quarter of 1999, RJR recorded $40 million, $24 million after-tax, for initial, up-front costs related to RJR Tobacco's tobacco growers' settlement.

     Cash expenditures related to the termination of employees is expected to be approximately $80 million, of which $42 million was paid as of December 31, 1999.

     RJR recorded $359 million of pre-tax charges during 1997 related to RJR Tobacco's settlement agreements reached with the Florida, Mississippi and Texas state attorneys general and in certain class-action cases. See note 12 for more information.

     Ongoing tobacco settlement costs of $2.2 billion and $148 million during 1999 and 1998, respectively, were included in cost of products sold.

NOTE 4 -- RESTRUCTURING

     RJR recorded a pre-tax restructuring expense of $80 million, $52 million after-tax, in 1997 related to the reorganization of RJR Tobacco's operations. This restructuring program was implemented to enhance its competitive position and improve its long-term earnings growth prospects.

     The components of the charges recorded in 1997 and utilized through December 31, 1999 were:

                                                   EMPLOYEE       RATIONALIZATION       CONTRACT
                                                SEVERANCE AND     OF MANUFACTURING   TERMINATION AND
                                               RELATED BENEFITS      OPERATIONS        OTHER COSTS     TOTAL
                                               ----------------   ----------------   ---------------   -----
Original charge..............................        $ 30               $ 30              $ 20         $ 80
Utilized in 1997.............................          (5)                (2)               --           (7)
                                                     ----               ----              ----         ----
Balance, December 31, 1997...................          25                 28                20           73
Utilized in 1998.............................         (15)               (28)              (20)         (63)
                                                     ----               ----              ----         ----
Balance, December 31, 1998...................          10                 --                --           10
Utilized in 1999.............................          (7)                --                --           (7)
Adjustments in 1999..........................          (2)                --                --           (2)
                                                     ----               ----              ----         ----
Balance, December 31, 1999...................        $  1               $ --              $ --         $  1
                                                     ====               ====              ====         ====

     The Brook Cove, North Carolina Stemmery was closed in February 1998 after the tobacco leaf from the 1997 burley crop was processed. Beginning with the 1998 flue-cured crop, RJR Tobacco processed its leaf through a third party. The employee severance and related benefits charge reflected the reductions of 192 full-time positions and 217 seasonal positions in manufacturing and staff, primarily at Brook Cove. The rationalization of manufacturing operations also related to Brook Cove. The expenses to exit this activity included the write-off of equipment to be abandoned.

     The contract termination and other costs related to management's commitment in 1997 to a plan of termination of a leaf supply contract at a price below RJR Tobacco's contract price. The loss represents the shortfall between the contract cost and the amount that was recovered upon the sale of the leaf inventory. RJR Tobacco, acting as a broker, exercised all of its remaining obligations under a leaf supply contract and immediately transferred title to a third party without taking possession of the tobacco.

     Of the $80 million total tobacco charge, cash outlays will total approximately $42 million. During 1999 and 1998, approximately $7 million and $35 million, respectively were cash outlays. During the third quarter of 1999, RJR reduced the accrued restructuring charge by $2 million reflecting lower-than-expected expenses.

NOTE 5 -- HEADQUARTERS CLOSE-DOWN AND RELATED CHARGES

     In the second quarter of 1999, RJR recorded a charge of $143 million, $93 million after-tax, to reflect the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of its headquarters resulted from reorganization transactions, described in note 2, that fundamentally changed RJR's business and capital structure. Approximately $127 million of the charge was for severance and related benefits of approximately 100 employees in the elimination of all functions at the New York headquarters. The employment of these individuals was terminated on June 14, 1999, at which time RJR satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

NOTE 6 -- EARNINGS PER SHARE

     The components of the calculation of earnings per share were:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1999        1998        1997
                                                         ---------   ---------   ---------
Income (loss) from continuing operations...............  $    195    $   (519)   $     19
Income from discontinued operations....................     2,398           3         414
Extraordinary loss.....................................      (250)         --          --
                                                         --------    --------    --------
Net income (loss)......................................  $  2,343    $   (516)   $    433
                                                         ========    ========    ========
Weighted average number of shares, in thousands, used
  in:
Basic earnings per share...............................   108,495     108,691     108,691
  Effect of dilutive potential shares:
     Stock options.....................................        66          --          --
     Restricted stock..................................         9          --          --
                                                         --------    --------    --------
Diluted earnings per share.............................   108,570     108,691     108,691
                                                         ========    ========    ========

NOTE 7 -- INVENTORIES

     The components of inventories at December 31 were:

                                                              1999   1998
                                                              ----   ----
Leaf tobacco................................................  $361   $334
Raw materials...............................................    26     26
Work in process.............................................    48     49
Finished products...........................................   105     94
Other.......................................................    25     26
                                                              ----   ----
                                                              $565   $529
                                                              ====   ====

     Inventories valued under the LIFO method were approximately $531 million and $492 million at December 31, 1999 and 1998, respectively. The current cost of LIFO inventories at December 31, 1999 and 1998 was greater than the amount at which these inventories were carried on the consolidated balance sheet by $150 million and $169 million, respectively.

     During 1999, there was no significant impact on net income from LIFO inventory liquidations. LIFO inventory liquidations increased 1998 and 1997 net income by approximately $18 million and $14 million, respectively. The LIFO liquidations resulted from programs to reduce tobacco leaf durations consistent with forecasts of future operating requirements.

NOTE 8 -- SHORT-TERM BORROWINGS AND BORROWING ARRANGEMENTS

     Effective May 18, 1999, RJR entered into a 30-month $1.235 billion revolving credit facility with a syndicate of banks. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco has guaranteed RJR's obligations under this revolving credit facility. If RJR's new senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, some of its other subsidiaries will have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the notional amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 1999, RJR had $417 million in letters of credit and no borrowings outstanding, with the remaining $818 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at December 31, 1999. RJR had additional letters of credit outstanding of approximately $3 million at December 31, 1999.

     Prior to May 1999, RJR maintained a three-year $2.146 billion revolving credit facility and a 364-day $212 million credit facility primarily to support commercial paper issuances. Borrowings under the revolving credit facility bore interest at rates that varied with the prime rate or LIBOR. Borrowings under the 364-day credit facility bore interest at rates that varied with LIBOR. Short-term borrowings at December 31, 1998 represented domestic commercial paper and bank borrowings with a weighted average year-end interest rate of 6.4%. Based on the ability of RJR to refinance the amount of its domestic commercial paper and revolving credit facility borrowings for more than one year through long-term revolving credit facilities, $33 million of those borrowings were reclassified as long-term debt at December 31, 1998. The revolving credit facility was terminated as of May 12, 1999 and the 364-day facility was terminated on May 18, 1999.

NOTE 9 -- ACCRUED LIABILITIES

     Accrued liabilities at December 31 included:

                                                               1999    1998
                                                              ------   ----
Payroll and employee benefits...............................  $  268   $243
Marketing and advertising...................................     404    263
Accrued interest............................................      27    120
Other.......................................................     574    275
                                                              ------   ----
                                                              $1,273   $901
                                                              ======   ====

NOTE 10 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes from continuing operations were:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                         1999    1998    1997
                                                         -----   -----   -----
Current:
  Federal..............................................  $ 530   $ 191   $ 283
  State and other......................................     92      23      35
                                                         -----   -----   -----
                                                           622     214     318
Deferred:
  Federal..............................................   (265)   (374)   (133)
  State and other......................................    (42)     --      --
                                                         -----   -----   -----
                                                          (307)   (374)   (133)
                                                         -----   -----   -----
  Provision for (benefit from) income taxes............  $ 315   $(160)  $ 185
                                                         =====   =====   =====

     The deferred income tax asset shown on the consolidated balance sheets at December 31 included:

                                                              1999    1998
                                                              -----   -----
Deferred tax assets:
  LIFO inventories..........................................  $(123)  $(133)
  Pension and other postretirement liabilities..............     23      11
  Tobacco settlement related accruals and other accrued
     liabilities............................................    537     332
                                                              -----   -----
                                                              $ 437   $ 210
                                                              =====   =====

     The deferred income tax liability shown on the consolidated balance sheets at December 31 included:

                                                               1999     1998
                                                              ------   ------
Deferred tax assets:
  Pension and other postretirement liabilities..............  $ (254)  $ (261)
  Tobacco settlement related accruals and other accrued
     liabilities............................................    (108)    (240)
                                                              ------   ------
                                                                (362)    (501)
Deferred tax liabilities:
  Property and equipment....................................     311      425
  Trademarks................................................   1,202    1,490
  Other.....................................................     479      489
                                                              ------   ------
                                                               1,992    2,404
                                                              ------   ------
                                                              $1,630   $1,903
                                                              ======   ======

     The differences between the provision for (benefit from) income taxes and income taxes computed at statutory U.S. federal income tax rates were:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1999   1998    1997
                                                              ----   -----   ----
Income taxes computed at statutory U.S. federal income tax
  rates.....................................................  $178   $(238)  $ 71
State and local income taxes, net of federal tax benefits...    30       8     23
Goodwill amortization.......................................    91      91     91
Exempt foreign sales corporation earnings...................    --     (10)    --
Other items, net............................................    16     (11)    --
                                                              ----   -----   ----
Provision for (benefit from) income taxes...................  $315   $(160)  $185
                                                              ====   =====   ====
Effective tax rate..........................................  61.8%   23.6%  90.7%

NOTE 11 -- LONG-TERM DEBT

     Long-term debt at December 31 included:

                                                               1999     1998
                                                              ------   ------
Short-term borrowings, reclassified.........................  $   --   $   33
5.375-10% notes, due 2000 through 2013......................     451    4,498
5.375-6.875% foreign currency debt, due 2000................     345      360
7.375%-7.875% notes, due 2003 to 2009.......................   1,244       --
Other indebtedness..........................................      --       32
Current maturities of long-term debt........................    (387)     (62)
                                                              ------   ------
                                                              $1,653   $4,861
                                                              ======   ======

     The payment of long-term debt is as follows:

                YEAR                  AMOUNT
                ----                  ------
2001................................  $   78
2002................................      43
2003................................     642
2004................................      56
Thereafter..........................     834
                                      ------
                                      $1,653
                                      ======

     On April 13, 1999, RJR offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the reorganization transactions in note 2. These consents were received as of April 26, 1999. The tender offers were completed on May 18, 1999, which resulted in RJR repurchasing approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of approximately $384 million, $250 million after-tax.

     On May 18, 1999, RJR completed an aggregate $1.25 billion private placement offering in debt securities of $550 million in principal amount of 7 3/8% notes due 2003, $500 million in principal amount of 7 3/4% notes due 2006 and $200 million in principal amount of 7 7/8% notes due 2009. The net proceeds received were used for general corporate purposes. The notes are senior unsecured obligations and, unlike RJR's other nonbank debt, are guaranteed by RJR Tobacco. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 1999.

     On July 16, 1999, RJR filed a registration statement, which became effective October 8, 1999, in order to issue publicly registered notes in exchange for the $1.25 billion private placement notes issued on May 18, 1999. The terms of the exchange notes are identical to the terms of the private placement notes, except that the transfer restrictions and registration rights relating to the private placement notes do not apply to the exchange notes. The exchange was substantially completed in November 1999. See note 21 for condensed consolidating financial information, which separates the account balances and activities of the issuer, the guarantor and the subsidiaries of RJR and RJR Tobacco that are not guarantors of the notes.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities.

     The estimated fair value of the consolidated long-term debt of RJR was $1.5 billion as of December 31, 1999, and $5.0 billion as of December 31, 1998. The fair values are based on available market quotes, discounted cash flows and book values, as appropriate. See note 13 for information on foreign exchange arrangements.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During 1999, 147 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 273 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 1999, there were 541 cases pending, as compared with 664 on December 31, 1998, 516 on December 31, 1997, and 234 on December 31, 1996. As of February 23, 2000, 539 cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 538 in the United States and one in the Marshall Islands. The U.S. case number does not include 501 Broin II cases, which are discussed below.

     The U.S. cases, exclusive of the 501 Broin II cases, are pending in 41 U.S. states and the District of Columbia. The breakdown is as follows: 109 in West Virginia; 103 in New York; 43 in Massachusetts; 40 in Florida; 38 in California; 28 in Louisiana; 18 in each of Texas and the District of Columbia; 10 in Alabama; 9 in each of Iowa, New Mexico and Pennsylvania; 8 in each of Illinois, Mississippi and New Jersey; 7 in each of Ohio and Tennessee; 6 in Minnesota; 5 in Nevada; 4 in each of Indiana, Michigan and Missouri; 3 in each of

Arkansas, Georgia, North Carolina, North Dakota, Oklahoma, South Dakota and Wisconsin; 2 in each of Arizona, Connecticut, Hawaii, Maryland, New Hampshire, Rhode Island, South Carolina, Utah and Washington; and 1 in each of Colorado, Kansas, Kentucky and Maine. Of the 538 active U.S. cases, 146 are pending in federal court, 387 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but many other cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act, indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Six of the 538 active cases in the United States, plus the 501 Broin II cases, involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Forty-five cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 65 cases seek recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

     Defenses. The defenses raised by RJR Tobacco and/or its affiliates, including RJR, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of these cases in which it is named.

     Industry Trial Results. Juries have found for plaintiffs in nine smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid and most of the verdicts have been overturned on appeal. Most recently, on November 1, 1999, the Florida Supreme Court heard the plaintiff's appeal in Carter v. Brown & Williamson Tobacco Corp., a case in which a Florida Appeal Court had reversed a jury's 1996 verdict in favor of the plaintiff in the amount of $750,000. In another Florida case, Widdick v. Brown & Williamson Tobacco Corp., a Florida Court of Appeal on January 29, 1999, reversed a jury verdict in favor of the plaintiff in the amount of approximately $1 million in compensatory and punitive damages and ordered a new trial in a different location. On February 9-10, 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris is appealing the verdict. On March 30, 1999, in Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. Although the judge in this case reduced the punitive damages to $32 million, Philip Morris is appealing this verdict as well. In the most recent verdict in a non-RJR Tobacco individual case, Steele v. Brown & Williamson Tobacco Corp., a jury in Missouri federal court found on May 13, 1999 that Brown & Williamson was not liable for the death of the plaintiff.

     RJR Tobacco ultimately has prevailed in every individual case that has gone to trial. Most recently, on May 10, 1999, in Newcomb v. R. J. Reynolds Tobacco Co., one of three individual cases consolidated for trial in Tennessee state court, the jury refused to award damages against RJR Tobacco and Brown & Williamson. The same jury found that the tobacco company defendants in the other two cases were not liable. On June 2, 1999, in an environmental tobacco smoke case, Butler v. Philip Morris Co., Inc., the jury returned a defense verdict. On July 9, 1999, a Louisiana state court jury found in favor of RJR Tobacco and Brown & Williamson, in an individual smoker case, Gilboy v. American Tobacco Co.

     Broin II Cases. Numerous lawsuits have been filed (mostly in Florida) by flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins (the "Broin II cases"). These lawsuits follow the resolution of the Broin class action, under which settlement agreement the industry agreed to contribute to a fund to research secondhand smoke issues, and further agreed that individual lawsuits might be brought on behalf of any or all of the Broin class members. In these lawsuits, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins, and that they are legally entitled to recover damages from one or more United States cigarette manufacturers, including RJR Tobacco. As of February 23, 2000, 502 such suits have been served upon RJR Tobacco. One of these cases, however, was voluntarily dismissed on February 8, 2000.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in New Jersey, Pennsylvania and Ohio claim that the marketing of "lights" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or put at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of those persons.

     Few class-action complaints have been certified, or if certified, have survived on appeal. On May 17, 1999, the U.S. Supreme Court declined to review a circuit court decision upholding the denial of class certification in a Pennsylvania medical monitoring case, Barnes v. American Tobacco Co. On April 12, 1999, in Chamberlain v. American Tobacco Co., a federal district court in Ohio refused to certify a class of "nicotine-dependent" Ohio residents. On April 13, 1999, in Avallone v. American Tobacco Co., a state court judge in New Jersey refused to certify a class of casino workers exposed to environmental tobacco smoke. On June 21, 1999, in Geiger v. American Tobacco Co., a New York state court refused to certify a class of New York state residents who were alleged to have contracted lung and throat cancer as a result of cigarette smoking. On June 29, 1999, in Clay v. American Tobacco Co., a federal district court in Illinois refused to certify a class of persons in 46 states who, "as children, purchased and smoked cigarettes designed, manufactured, promoted or sold by the defendants." On July 21, 1999, in Hansen v. American Tobacco Co., a federal district court in Arkansas refused to certify an Arkansas state-wide class consisting of smokers claiming to have tobacco-related disease. On July 23, 1999, in Reed v. Philip Morris, Inc., a District of Columbia superior court judge entered an opinion and order refusing to certify as a class residents of the District of Columbia claiming to have tobacco-related disease. On September 21, 1999, a federal district court judge in Pennsylvania dismissed the Brown v. Philip Morris, Inc. complaint. This suit alleged, among other things, violations of plaintiffs' civil rights in the marketing and sale of menthol cigarettes. On October 26, 1999, the New York Court of Appeals affirmed a ruling by a lower court decertifying five smoker class actions, including Hoskins v. R. J. Reynolds Tobacco Co., and dismissing each case. On November 22, 1999, in Thompson v. American Tobacco Co., a federal district court refused to certify a class seeking smoking cessation and medical monitoring programs for smokers and former smokers in Minnesota. Finally, on

January 10, 2000, in Taylor v. American Tobacco Co., a state court judge in Michigan denied certification of another smoker class action.

     A Maryland state court in Richardson v. Philip Morris, Inc. granted class certification in 1998. The Maryland Court of Appeals is reviewing that decision. In addition, on November 5, 1998, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (Scott v. American Tobacco Co.). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants, including RJR Tobacco, settled another class-action suit, Broin v. Philip Morris, Inc., in October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final.

     Trial continues in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which currently consists of the claims of three of the named class representatives, began on November 1, 1999. In addition, the trial court has ordered that the jury shall determine punitive damages, if any, on a class-wide basis if there is a finding of liability in any of the three cases being tried in phase two. RJR Tobacco and certain other defendants appealed this order to the Florida Third District Court of Appeal, which left the order intact. On October 29, 1999, RJR Tobacco and certain other defendants filed a petition asking the Florida Supreme Court to review the appropriateness of determining punitive damages on a class-wide basis. On November 3, 1999, the Florida Supreme Court agreed to address the issue and asked for further briefing by the parties. On December 27, 1999, the Florida Supreme Court decided not to review that issue at this time. The third phase will address all other class members' claims in individual trials before separate juries.

     Compensatory damages, if any, would not have to be paid to any plaintiff until the end of his or her trial and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of Engle. RJR Tobacco does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, at the end of the second phase, the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, resulting in the possible execution of the judgment before it could be reviewed on appeal. RJR Tobacco believes that the entry of a judgment for punitive damages on behalf of the entire class would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring.

     Governmental Health-Care Cost Recovery Cases. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the state the plaintiff in the case and basing its claims on economic loss rather than personal injury, the state sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the Moore case, most other states, through their attorneys general and/or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each case.

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of February 23, 2000, final approval was achieved in 46 settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by the settling jurisdictions and contains releases of various additional present and future claims.

     In each state where final approval has been obtained, the MSA released RJR Tobacco and several of its indemnitees and RJR from: (1) all claims of the settling states, and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

          - Monetary Liabilities. In addition to payments made in 1998 and 1999, the MSA calls for four annual initial industry payments starting in 2000 of up to approximately $2.5 billion, $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual industry payments, increasing from $4.5 billion in April 2000 to $8 billion in 2004 and further to $9 billion in 2018 and thereafter. Ten additional industry payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume units, inflation and other factors.

          The tobacco companies also agreed to (a) make a one-time payment of $50 million on March 31, 1999 to establish a fund for enforcement of the MSA and laws relating to tobacco products and (b) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

          In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research to, reduce youth smoking; and to understand, and educate the public about, diseases associated with tobacco-product use. The tobacco companies agreed to fund the foundation with (1) 10 annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million on March 31, 1999 and $300 million annually thereafter for four years and (3) additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

          The manufacturers also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees are to be determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys' fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure would be subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 23, 2000, awards determined by arbitration totaled $9.9 billion, and awards determined in accordance with a negotiated fee procedure totaled $598 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys' fees, of the attorneys' general offices and at $75 million annually for outside counsels' costs. Payments for attorneys' fees and costs are to be allocated on a market-share basis.

          The payments made by RJR Tobacco pursuant to all existing tobacco litigation settlement agreements, including the MSA and four individual state settlements, aggregated approximately $1.6 billion in 1999 which were primarily funded through price increases. RJR Tobacco estimates its payments to be $2.2 billion in 2000 and to exceed $2 billion per year in future years, but these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

          - Growers' Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco-growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year for a period of twelve years, beginning in 1999, and ending in 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer's relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer's annual payment is also subject to a tax-offset adjustment, as well as additional adjustment if a tobacco-growing state is unable to obtain final approval of the MSA.

          - Other Master Settlement Agreement Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

     On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorneys' general cases, against RJR Tobacco and other Canadian and U.S. tobacco companies and their parent companies, including RJR, in British Columbia Provincial Court. This lawsuit relies heavily upon recently enacted legislation in British Columbia that is being separately challenged by Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. Briefing on that motion is still underway, with oral argument currently scheduled for May 15, 2000.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 23, 2000, approximately 34 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     On March 29, 1999, in the first of these cases to be considered by a federal court of appeals, Steamfitters Local Union 420 v. Philip Morris, Inc., the U.S. Court of Appeals for the Third Circuit affirmed a district court ruling dismissing a case on remoteness grounds. Since then, the U.S. Courts of Appeals for the Second Circuit (Laborers Local 17 v. Philip Morris, Inc.), the Fifth Circuit (Texas Carpenters Health Benefit Fund v. Philip Morris, Inc.), the Seventh Circuit (International Brotherhood of Teamsters Local 734 Health and Welfare Trust Fund and Central States Joint Board Health and Welfare Trust Fund
v. Philip Morris, Inc.) and the Ninth Circuit (Oregon Laborers v. Philip Morris, Inc.) all have ruled in favor of the industry in similar union cases. On January 10, 2000, the United States Supreme Court denied petitions for certiorari filed in cases from the Second, Third and Ninth Circuits.

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds, including, on July 22, 1999, a federal district court in Washington in Northwest Laborers-Employees Health & Security Trust Fund v. Philip Morris, Inc., and, on September 28, 1999, an Arkansas district court in Arkansas Carpenters Health & Welfare Fund v. Philip Morris, Inc. Nonetheless, some union, or other third party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together -- National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. Most recently, on December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes -- Service Employees International Union Health and Welfare Fund v. Philip Morris, Inc.; S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc.; and Holland v. Philip Morris, Inc.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss: state and federal RICO claims and civil conspiracy claims. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJR from the case. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco, on all remaining counts. On May 11, 1999, the trial court judge denied plaintiffs' motion for a new trial. Plaintiffs appealed this ruling to the Sixth Circuit Court of Appeals. On October 4, 1999, plaintiffs withdrew their appeal and voluntarily dismissed their case.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, six in tribal courts and one class action in San Diego Superior Court. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     Five groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, also have advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal in the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a conspiracy claim.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers (on behalf of a government jurisdiction), a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Most recently, on December 14, 1999, a federal district court in Washington dismissed a similar case -- Association of Washington Public Hospital Districts
v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     On January 5, 2000, a San Diego Superior Court judge dismissed claims in two lawsuits: California v. Philip Morris, Inc., Superior Court, Los Angeles County, California and California v. Brown & Williamson Tobacco Corp., Superior Court, San Francisco County, California. These lawsuits were brought by the cities of Los Angeles and San Jose, on behalf of the people of California, who claim that the tobacco industry violated State Proposition 65 by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge did not dismiss certain other California state law claims.

     Finally, 12 lawsuits, of which nine remain pending, have been filed against RJR Tobacco by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of those cases, Falise
v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999.

     Wholesalers' Antitrust Cases. Twelve lawsuits have been filed by tobacco wholesalers who are suing United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was filed in the United States District Court for the District of Columbia, on behalf of an estimated 520,000 tobacco growers and quota holders in the United States. The complaint alleges that the major tobacco companies conspired among themselves, and with 14 attorneys general and one individual, to subvert and undermine the longstanding regulatory system administered by the U.S. Department of Agriculture, pursuant to federal statutes and regulations governing the production and sale of cigarette tobacco in the United States. The suit asserts claims for violation of Section 2 of the Sherman Antitrust Act, breach of fiduciary duty and fraud. The plaintiffs seek damages, including treble damages, under the antitrust statute, totaling $69 billion.

     Recent and Scheduled Trials. As of January 24, 2000, 26 cases are scheduled for trial before year-end 2000 against RJR Tobacco. In addition, the Engle case in Florida and the Whiteley case in California (an individual smoking and health lawsuit) are in progress, and multiple health-care cost recovery trials are scheduled in 2000 before Judge Weinstein of the United States District Court for the Eastern District of New York. Additional cases against other tobacco company defendants are also scheduled for trial before year-end 2000. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. The U.S. Food and Drug Administration has promulgated regulations asserting jurisdiction over cigarettes as "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include severe restrictions on the distribution, marketing and advertising of cigarettes, and would require the industry to comply with a wide range of labeling, reporting, recordkeeping, manufacturing and other requirements. The FDA's exercise of jurisdiction, if not reversed by judicial or legislative action, could lead to more expansive FDA-imposed restrictions on cigarette operations than those set forth in the regulations, and could materially adversely affect RJR Tobacco's business, volume, results of operations, cash flows and financial position. In August 1998, the Court of Appeals for the Fourth Circuit ruled that the FDA does not have the authority to regulate tobacco products and declared the FDA's regulations invalid. On

December 1, 1999, the U.S. Supreme Court heard the FDA's appeal of the Fourth Circuit's ruling. RJR is awaiting the Court's decision.

     RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of RJR Tobacco and some of its former affiliates that were sold to Japan Tobacco Inc., as well as a now-closed grand jury investigation in Pennsylvania. In connection with the former, RJR Tobacco responded to a document subpoena dated July 7, 1999. In connection with the latter, RJR Tobacco received a document subpoena, dated September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJR Tobacco understands that the grand jury was investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJR Tobacco responded to that subpoena. On February 4, 2000, RJR Tobacco received formal notification from the Department of Justice that this investigation has been closed.

     By letter dated September 30, 1999, the U.S. Department of Justice informed RJR Tobacco that its criminal investigation of RJR Tobacco, and a grand jury investigation in the District of Columbia that involved allegations of perjury and misrepresentation before Congress and other federal agencies and other activities of the tobacco industry, have been completed.

     On December 22, 1998, Northern Brands International, Inc., a now inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc., and which was sold to Japan Tobacco Inc. on May 12, 1999, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States
"by means of false and fraudulent practices . . . ." RJR-MacDonald, Inc., now
Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation. On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Discovery is underway.
                             ---------------------

     Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates (including RJR) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of such claims. There has been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

     Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on either or both of these entities. RJR

Tobacco and RJR each believe that they have a number of valid defenses to any such actions and intend to defend such actions vigorously.

     RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or the financial condition of RJR could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ENVIRONMENTAL MATTERS

     RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. Finally, regulations promulgated by the U.S. Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

     RJR has been named in an insurance coverage suit brought by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman's Fund Insurance, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under the terms of the agreement by which RJR sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been heard.

     Del Monte Corporation has been named a defendant in two lawsuits related to the same Hawaii superfund site, Board of Water Supply of the City and County of Honolulu v. Shell Oil Company and Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on September 27, 1999, and October 7, 1999, respectively. Also, Del Monte Corporation has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation and is named a defendant in one of these lawsuits. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1989. In connection with any liability RJR may incur arising out of these claims, the buyers of the Del Monte fresh fruit business are obligated to indemnify RJR under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989. RJR has provided notice of these claims to the buyers, and their successors, of the Del Monte fresh fruit business and has asserted its right to be indemnified by the buyers for any liability arising out of such claims. Pursuant to the distribution agreement, dated as of May 12, 1999, among RJR, RJR Tobacco and NGH, RJR has also provided notice of these claims to NGH and has asserted its right to be indemnified by NGH for any liability arising out of such claims.

     In December 1998, the EPA proposed regulations that would impose restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. If finalized in their current forms, RJR Tobacco may be unable to replace those fumigants with other cost-effective fumigants and, as a result, could be required to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. RJR Tobacco cannot predict the amount of future expenditures that may be required to comply with these regulations.

     RJR and its subsidiaries have been engaged in a continuing program to assure compliance with federal, state and local environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations and to estimate the cost of resolving these CERCLA matters, RJR does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RJR or its subsidiaries.

OTHER CONTINGENCIES

     Until the spin-off of RJR by NGH, RJR and RJR Tobacco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is liable for the U.S. federal income tax liability of other members of the group, as well as for pension and benefit funding liabilities of the other group members. RJR continues to be liable for these NGH liabilities for the period prior to the spin-off.

     In connection with the spin-off, RJR, NGH and Nabisco entered into (1) a tax sharing agreement which generally seeks to allocate tax liabilities notably based upon RJR's taxable income and that of NGH had the parties been separate taxpayers, and (2) a distribution agreement which seeks to allocate pension and benefit funding liabilities. In the tax sharing agreement, NGH also agreed to indemnify RJR for taxes arising from the spin-off or the Nabisco transfer, although RJR would be responsible for taxes if its own act, omission or misrepresentation caused such tax liability to arise. If NGH were unable to satisfy its obligations under these agreements, RJR would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale (other than as reflected on the closing balance sheet), (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans, and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco against in connection with the matters prescribed in the preceding outcome, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

COMMITMENTS

     At December 31, 1999, commitments totaled approximately $338 million, primarily for the purchase of leaf tobacco inventories and other contractual arrangements.

NOTE 13 -- FINANCIAL INSTRUMENTS

FOREIGN CURRENCY ARRANGEMENTS

     At December 31, 1999, RJR had approximately $362 million of outstanding foreign exchange contracts with banks, in which foreign currencies were purchased and no contracts in which foreign currencies were sold. These purchases were entered into primarily to offset obligations associated with debt denominated in the Swiss franc and German mark. See note 11 for information on foreign-denominated debt. The weighted average maturity of the arrangements outstanding at December 31, 1999 approximated 10 months.

     At December 31, 1998, when the international operations were owned, RJR had approximately $279 million of foreign exchange contracts with banks in which foreign currencies were purchased, primarily the Swiss franc, Spanish peseta, British pound, Finnish markka, Canadian dollar, Italian lira and the German mark, and approximately $161 million of foreign exchange contracts in which foreign currencies were sold, primarily the Japanese yen, Spanish peseta, Hong Kong dollar, Brazilian real and the Indonesian rupiah.

     The net carrying values and estimated fair values of foreign currency arrangements entered into as of December 31 were:

                                                             1999                          1998
                                                  ---------------------------   ---------------------------
                                                     ASSETS/(LIABILITIES)          ASSETS/(LIABILITIES)
                                                  ---------------------------   ---------------------------
                                                  CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                                  --------------   ----------   --------------   ----------
Forward foreign exchange contracts to purchase
  foreign currencies............................       $(26)          $(25)          $(3)           $ (2)
Forward foreign exchange contracts to sell
  foreign currencies............................        n/a            n/a            (7)            (10)

MARKET AND CREDIT RISK

     RJR's foreign currency arrangements include market risk resulting from potential changes in foreign currency exchange rates. RJR minimizes credit risk related to its counterparties by using major institutions with high credit ratings.

NOTE 14 -- STOCKHOLDERS' EQUITY

     The outstanding capital stock of RJR at December 31, 1999 consisted of common stock. All classes of RJR's preferred stock, par value $.01, 50,000,000 shares authorized at December 31, 1999, rank senior to common stock as to dividends and liquidation preferences.

     In November 1999, RJR's board of directors authorized the repurchase of shares of its common stock, from time to time in the open market, with a maximum aggregate cost to RJR of $125 million. The purpose of the stock repurchase program is to enhance stockholder value. The stock repurchases will be funded by cash flows from operations. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. As of December 31, 1999, RJR had repurchased 2,727,400 shares of its common stock, with an aggregate cost of approximately $55 million. See note 22 for information about repurchases after December 31, 1999.

NOTE 15 -- STOCK PLANS

     At December 31, 1999, RJR had two stock plans, the 1999 Equity Incentive Award Plan for Directors and the 1999 Long-Term Incentive Plan.

     RJR's EIAP provides for grants of stock options and deferred stock units to non-employee directors. Under certain circumstances, directors may elect to receive shares of common stock in lieu of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan. Options granted under the EIAP may be exercised between 6 months and 10 years at a price that is the market value of the stock on the grant date. Deferred stock units granted under the EIAP have a value equal to, and bear dividends at the same rate as, one share of RJR common stock. The dividends are paid as units in an amount equal to the number of common shares that could be purchased with the dividend on the date of payment. The director receives payment of the units in common stock, or by election, in cash, as soon as practicable following his or her last year of service on the board. Cash payments are based on the average closing price of RJR's common stock during December of the year preceding payment.

     RJR's LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to employee-directors and key employees. The total number of shares of common stock available for grant under the plan is eight million shares, plus shares issuable under NGH awards that, in connection with the spin-off, were converted into RJR options or shares of restricted common stock. These options vest over three years, and are exercisable for either 10 or 15 years from the date of grant at a price that is the market value of the stock on the grant date.

     As a result of the spin-off in June 1999, holders of options granted under the NGH LTIP received an equitable allocation of options to purchase RJR common stock and NGH common stock. The spin-off did not change the value of the option grant, ratio of exercise price to market value, vesting provision or exercise period. The allocation of 5,456,114 RJR options were transferred into the RJR LTIP.

     Also, in connection with the spin-off, holders of restricted stock under the NGH LTIP received one RJR restricted share for every three NGH restricted shares. The resulting 316,700 restricted shares were transferred into the RJR LTIP. The vesting provisions of the restrictions remain unchanged for continuing RJR employees, lapsed on those related to the sale of the international tobacco business and lapse on remaining shares upon termination of the holders' employment. At December 31, 1999, 133,334 shares were restricted. Unless forfeited, restrictions will lapse on 15,000 shares in 2000, 51,667 shares in 2003 and 66,667 shares in 2006. The unamortized portion remaining in stockholders' equity at December 31, 1999 was approximately $3 million.

     In 1999, RJR granted 777,000 shares of restricted stock in tandem with options to eligible employees. These shares may not be disposed of, or transferred during the three- to five-year restricted period. Of these restrictions, 388,500 will lapse in 2002, 194,250 will lapse in 2003 and 194,250 will lapse in 2004, unless the related shares are forfeited. The market price of the stock on the grant date was charged to stockholders' equity as unearned compensation, and will be amortized over the vesting periods. Compensation expense of approximately $3 million was recorded in 1999. The unamortized portion remaining in stockholders' equity at December 31, 1999 was approximately $20 million.

     All stock options and restricted shares granted before June 14, 1999 were part of the NGH plans and denominated in shares of NGH common stock. Disclosure related to those shares and weighted average exercise prices as of December 31, 1998 and 1997 would not be meaningful. The changes in RJR's stock options during 1999 were:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            OPTIONS     PRICE
                                                           ---------   --------
Balance at beginning of year.............................         --    $   --
Options transferred in...................................  5,456,114     28.02
Options granted..........................................  3,199,500     29.01
Options exercised........................................   (163,050)    26.13
                                                           ---------
Balance at end of year...................................  8,492,564     28.43
                                                           =========
Exercisable at end of year...............................  5,325,068     28.09
                                                           =========

     Additional information about the options under RJR's stock plans at December 31, 1999 included:

     Range of option prices.................................  $23.32 - 48.33
     Weighted average remaining contractual life of
      outstanding options...................................     9.5 years
     Shares of common stock available for future grant......     5,292,500

     RJR measures and expenses compensation costs related to employee stock plans utilizing the intrinsic value based method. During 1999, the amortization of tandem restricted stock was recorded as compensation expense, and as a result, approximated compensation expense had it been based on the fair value of options. Furthermore, related pro forma results would have approximated those reported.

     The weighted average, grant-date fair value of the options granted during 1999 was $7.25. The weighted average, grant-date fair value was determined by dividing the aggregate value of the restricted shares of RJR common stock granted in tandem with the options by the number of options. The aggregate value of the restricted shares was determined by multiplying the number of restricted shares granted by the market price of RJR common stock on the date of grant.

NOTE 16 -- RETIREMENT BENEFITS

     RJR sponsors a number of non-contributory defined benefit pension plans covering most employees. RJR also provides certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of RJR's pension plans at December 31 were:

                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    --------------
                                                            1999      1998     1999     1998
                                                           ------    ------    -----    -----
Change in benefit obligation:
Obligation at beginning of year..........................  $2,444    $2,295    $ 652    $ 586
Service cost.............................................      39        42        7        8
Interest cost............................................     169       158       44       40
Actuarial (gain) loss....................................    (162)      143      (71)      58
Plan amendments..........................................      --         1       --       --
Special termination benefits.............................      14        --        1       --
Benefits paid............................................    (176)     (195)     (40)     (40)
Transfer to other members of controlled group............     (58)       --       (4)      --
                                                           ------    ------    -----    -----
Obligation at end of year................................  $2,270    $2,444    $ 589    $ 652
                                                           ======    ======    =====    =====
Change in plan assets:
Fair value of plan assets at beginning of year...........  $2,070    $2,009    $  --    $  --
Actual return on plan assets.............................     469       203       --       --
Employer contributions...................................      67        53       40       40
Benefits paid............................................    (176)     (195)     (40)     (40)
Transfer from other members of controlled group..........      69        --       --       --
                                                           ------    ------    -----    -----
Fair value of plan assets at end of year.................  $2,499    $2,070    $  --    $  --
                                                           ======    ======    =====    =====
Funded status:
Funded status............................................  $  229    $ (374)   $(589)   $(652)
Unrecognized transition (asset) obligation...............      --        --      (26)     (33)
Unrecognized prior service cost..........................     (12)      (15)      --       --
Unrecognized net actuarial (gain) loss...................    (417)      189       35      124
                                                           ------    ------    -----    -----
Net amount recognized....................................  $ (200)   $ (200)   $(580)   $(561)
                                                           ======    ======    =====    =====

     Amounts recognized in the consolidated balance sheets at December 31 consist of:

                                                                                POSTRETIREMENT
                                                            PENSION BENEFITS       BENEFITS
                                                            ----------------    --------------
                                                             1999      1998     1999     1998
                                                            ------    ------    -----    -----
Prepaid benefit cost......................................  $  29     $   7     $  --    $  --
Accrued benefit liability.................................   (250)     (218)     (580)    (561)
Intangible asset..........................................      1         2        --       --
Accumulated other comprehensive income....................     20         9        --       --
                                                            -----     -----     -----    -----
Net amount recognized.....................................  $(200)    $(200)    $(580)   $(561)
                                                            =====     =====     =====    =====

     As of December 31, 1999, for the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were approximately $63 million, $56 million and $0, respectively. As of December 31, 1998, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were approximately $93 million, $79 million and $4 million, respectively.

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                               -----------------------    -----------------------
                                               1999     1998     1997     1999     1998     1997
                                               -----    -----    -----    -----    -----    -----
Components of total benefit cost:
Service cost.................................  $  39    $  42    $  37     $ 6      $ 8      $ 7
Interest cost................................    169      158      149      44       40       37
Expected return on plan assets...............   (195)    (178)    (162)     --       --       --
Amortization of transition asset.............     --       --       --      (6)      (7)      (6)
Amortization of prior service cost...........     (3)      (4)      (5)     --       --       --
Amortization of net loss.....................      2        1        1       6        3       --
                                               -----    -----    -----     ---      ---      ---
Net periodic benefit cost....................     12       19       20      50       44       38
Curtailment/special benefits.................     14       --       --       1       --       --
                                               -----    -----    -----     ---      ---      ---
Total benefit cost...........................  $  26    $  19    $  20     $51      $44      $38
                                               =====    =====    =====     ===      ===      ===

     The weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31 were:

                                                              1999    1998
                                                              -----   -----
Discount rate...............................................  8.00%   6.75%
Expected return on plan assets..............................  9.50%   9.50%
Rate of compensation increase...............................  5.00%   5.00%

     The assumed health-care cost rate was 5.5% in 1999, declining to 5.0% by the year 2000 and remaining at that level going forward. Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plan. A one-percentage-point change in assumed health-care cost trend rates would effect:

                                               1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                               ------------------   ------------------
                                                    INCREASE             DECREASE
                                               ------------------   ------------------
Postretirement benefit cost..................         $ 2                  $ (2)
Postretirement benefit obligation............          27                   (24)

     RJR sponsors a qualified defined contribution plan and matches 50% of a participant's contribution based on a maximum of 6% of a participant's compensation. RJR's expense related to this plan was $12 million in each of 1999 and 1998, and $13 million in 1997.

NOTE 17 -- SEGMENT INFORMATION

     RJR Tobacco is organized and reports its results of operations in one operating segment that manufactures and markets cigarettes in the United States. The manufacture, distribution method, type of customer and regulatory environment are similar for substantially all of RJR Tobacco's products. During 1999, 1998 and 1997, sales made to McLane Company, Inc. and its affiliate, Wal-Mart, comprised approximately 17.0%, 16.0%, and 16.5%, respectively, of RJR's consolidated revenue. No other customer accounted for 10% or more of RJR's revenue during those years.

NOTE 18 -- RELATED PARTY TRANSACTIONS

     A member of RJR's board of directors also serves as Vice Chairman of Hershey Foods Corporation. RJR Tobacco has provided services to Hershey Foods Corporation, for which Hershey Foods paid approximately $3 million to RJR Tobacco during 1999.

     Further related party transactions between RJR, RJR Tobacco and NGH consist of several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including certain tax matters, indemnification rights and obligations and other matters. As a result of these agreements, at December 31, 1999, NGH owed RJR approximately $1.3 million. RJR sold its international tobacco business to Japan Tobacco in 1999. RJR Tobacco manufactures products for sale by Japan Tobacco, and Japan Tobacco manufactures products for sale by RJR Tobacco. Additionally, under the sale agreement with Japan Tobacco, RJR and RJR Tobacco have retained certain liabilities that may arise from litigation prior to the sale. See note 2 and note 12 for further information on contingencies.

     RJR believes that each of the related party transactions were on terms similar to those with unaffiliated third parties.

NOTE 19 -- ADDITIONAL INFORMATION

     Expenses not disclosed elsewhere were:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                         1999          1998          1997
                                                        ------        ------        ------
Advertising expense...................................   $168          $245          $195
Research and development expense......................     59            64            62
Rent expense..........................................     44            49            47

NOTE 20 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                          1999 (1)                            FIRST    SECOND   THIRD    FOURTH
                          --------                            ------   ------   ------   ------
Net sales...................................................  $1,693   $1,907   $1,991   $1,976
Operating income............................................     178       77      224      243
Income (loss) from continuing operations....................      30      (39)      96      108
Income (loss) from discontinued operations, net of income
  taxes.....................................................      65    2,668     (221)    (114)
Loss on early extinguishment of debt, net of income taxes...      --     (250)      --       --
Net income (loss)...........................................      95    2,379     (125)      (6)
Per share data (3):
Basic:
  Income (loss) from continuing operations..................     .28     (.36)     .88     1.00
  Income (loss) from discontinued operations, net of income
     taxes..................................................     .60    24.54    (2.03)   (1.06)
  Loss on early extinguishment of debt, net of income
     taxes..................................................      --    (2.30)      --       --
  Net income (loss).........................................     .88    21.88    (1.15)    (.06)
Diluted:
  Income (loss) from continuing operations..................     .28     (.36)     .88     1.00
  Income (loss) from discontinued operations, net of income
     taxes..................................................     .60    24.54    (2.03)   (1.06)
  Loss on early extinguishment of debt, net of income
     taxes..................................................      --    (2.30)      --       --
  Net income (loss).........................................     .88    21.88    (1.15)    (.06)

                          1998 (2)
                          --------
Net sales...................................................  $1,213   $1,435   $1,531   $1,537
Operating income (loss).....................................     (72)     164      325     (642)
Income (loss) from continuing operations....................    (141)     (14)     121     (485)
Income (loss) from discontinued operations, net of income
  taxes.....................................................     133     (100)      49      (79)
Net income (loss)...........................................      (8)    (114)     170     (564)
Per share data (3):
Basic:
  Income (loss) from continuing operations..................   (1.30)    (.13)    1.11    (4.46)
  Income (loss) from discontinued operations, net of income
     taxes..................................................    1.22     (.92)     .45     (.73)
  Net income (loss).........................................    (.08)   (1.05)    1.56    (5.19)
Diluted:
  Income (loss) from continuing operations..................   (1.30)    (.13)    1.11    (4.46)
  Income (loss) from discontinued operations, net of income
     taxes..................................................    1.22     (.92)     .45     (.73)
  Net income (loss).........................................    (.08)   (1.05)    1.56    (5.19)

---------------

(1) The second quarter of 1999 includes $143 million, $93 million after-tax, charges related to the close-down of the New York headquarters. The third quarter of 1999 includes $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers' settlement. The fourth quarter of 1999 includes a $17 million pre-tax reversal of 1998 accruals related to the tobacco settlement and related expenses.
(2) The first quarter of 1998 includes $312 million, $199 million after-tax, related to the agreements reached by RJR Tobacco with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, as well as other settlement related costs. The second quarter of 1998 includes $145 million, $97 million after-tax, of additional tobacco settlement charges relating to certain prior state settlement agreements. The fourth quarter of 1998 includes $985 million, $632 million after-tax, of tobacco settlement and related charges as a result of the Master Settlement Agreement.
(3) Earnings per share is computed independently for each of the periods presented. The sum of the earnings per share amounts for the quarters may not equal the total for the year.

NOTE 21 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     RJR has not presented separate financial statements and other disclosures concerning RJR Tobacco because management has determined that such information is not material to holders of the exchange notes. RJR Tobacco is a wholly owned subsidiary of RJR, and has fully and unconditionally guaranteed the exchange notes.

     The following condensed consolidating financial statements of RJR include the accounts and activities of RJR, the issuer of the exchange notes; RJR Tobacco, the guarantor of the exchange notes; and the subsidiaries of RJR and RJR Tobacco that are not guarantors of the exchange notes; and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       (DOLLARS IN MILLIONS) (UNAUDITED)

                                                    ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ------   ---------   --------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Net sales.........................................  $   --    $7,511         $   56         $    --         $7,567
Cost of products sold.............................      --     3,282             10              --          3,292
Selling, general and administrative expenses......      43     3,284           (304)             --          3,023
Amortization of trademarks and goodwill...........      --       260            106              --            366
Headquarters close-down and related charges.......     143        --             --              --            143
Interest and debt expense.........................     267         1             --              --            268
Interest income...................................      (4)      (85)           (25)             --           (114)
Other expense (income), net.......................    (460)      648           (109)             --             79
                                                    ------    ------         ------         -------         ------
    INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES................................      11       121            378              --            510
Provision for (benefit from) income taxes.........     (16)      163            168              --            315
Equity income (loss) from subsidiaries from
  continuing operations...........................     168       209             --            (377)            --
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS......     195       167            210            (377)           195
Income (loss) from discontinued operations, net of
  taxes...........................................    (611)    1,162          1,847              --          2,398
Equity income (loss) from subsidiaries from
  discontinued operations.........................   3,009     1,848             --          (4,857)            --
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......   2,593     3,177          2,057          (5,234)         2,593
Extraordinary item - loss on early extinguishment
  of debt, net of taxes...........................    (250)       --             --              --           (250)
                                                    ------    ------         ------         -------         ------
        NET INCOME (LOSS).........................  $2,343    $3,177         $2,057         $(5,234)        $2,343
                                                    ======    ======         ======         =======         ======
FOR THE YEAR ENDED DECEMBER 31, 1998
Net sales.........................................  $   --    $5,663         $   53         $    --         $5,716
Cost of products sold.............................      --     1,341             12              --          1,353
Selling, general and administrative expenses......      27     2,963           (210)             --          2,780
Tobacco settlement and related expenses...........      --     1,442             --              --          1,442
Amortization of trademarks and goodwill...........      --       260            106              --            366
Interest and debt expense.........................     426        --             --              --            426
Intercompany interest (income) expense, net.......    (951)      955             (4)             --             --
Other expense (income), net.......................      28       (59)            59              --             28
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES.........................     470    (1,239)            90              --           (679)
Provision for (benefit from) income taxes.........     124      (315)            31              --           (160)
Equity income (loss) from subsidiaries from
  continuing operations...........................    (865)       59             --             806             --
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS......    (519)     (865)            59             806           (519)
Income from discontinued operations, net of
  taxes...........................................      --        --              3              --              3
Equity income (loss) from subsidiaries from
  discontinued operations.........................       3        60             --             (63)            --
                                                    ------    ------         ------         -------         ------
        NET INCOME (LOSS).........................  $ (516)   $ (805)        $   62         $   743         $ (516)
                                                    ======    ======         ======         =======         ======
FOR THE YEAR ENDED DECEMBER 31, 1997
Net sales.........................................  $   --    $4,990         $   54         $    --         $5,044
Cost of products sold.............................      --     1,196             13              --          1,209
Selling, general and administrative expenses......      29     2,515           (183)             --          2,361
Tobacco settlement and related expenses...........      --       359             --              --            359
Amortization of trademarks and goodwill...........      --       260            106              --            366
Restructuring expense.............................      --        80             --              --             80
Interest and debt expense.........................     433        --             --              --            433
Intercompany interest (income) expense, net.......    (970)      971             (1)             --             --
Other expense (income), net.......................      28      (180)           184              --             32
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES.........................     480      (211)           (65)             --            204
Provision for income taxes........................     165        20             --              --            185
Equity income (loss) from subsidiaries from
  continuing operations...........................    (296)      (65)            --             361             --
                                                    ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS......      19      (296)           (65)            361             19
Income from discontinued operations, net of
  taxes...........................................      --        --            414              --            414
Equity income (loss) from subsidiaries from
  discontinued operations.........................     414        88             --            (502)            --
                                                    ------    ------         ------         -------         ------
      NET INCOME (LOSS)...........................  $  433    $ (208)        $  349         $  (141)        $  433
                                                    ======    ======         ======         =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Cash flows from operating activities..........  $   138    $  407     $          274   $         --     $   819
Cash flows from (used in) investing
  activities:
  Net proceeds from the sale of the
    international tobacco business............      (35)    2,611              5,184             --       7,760
  Other, net..................................       --       (55)               (19)            --         (74)
                                                -------    ------     --------------   ------------     -------
      Net cash flows from (used in) investing
         activities...........................      (35)    2,556              5,165             --       7,686
Cash flows from (used in) financing
  activities:
  Proceeds from issuance of long-term debt....    1,244        --                 --             --       1,244
  Repayments of long-term debt................   (4,450)       --                 --             --      (4,450)
  Transfers and payments to former parent.....   (1,968)       --                 --             --      (1,968)
  Intercompany transfer.......................    5,216      (881)            (4,335)            --          --
  Other, net..................................     (185)       --                 --             --        (185)
                                                -------    ------     --------------   ------------     -------
      Net cash flows used in financing
         activities...........................     (143)     (881)            (4,335)            --      (5,359)
                                                -------    ------     --------------   ------------     -------
Cash flows related to discontinued operations
  (including income taxes paid on the gain on
  sale of the international tobacco
  business)...................................       --      (982)              (987)            --      (1,969)
                                                -------    ------     --------------   ------------     -------
      Net change in cash and cash
         equivalents..........................      (40)    1,100                117             --       1,177
Cash and cash equivalents at beginning of
  period......................................       40       (40)                --             --          --
                                                -------    ------     --------------   ------------     -------
Cash and cash equivalents at end of period....  $    --    $1,060     $          117   $         --     $ 1,177
                                                =======    ======     ==============   ============     =======
FOR THE YEAR ENDED DECEMBER 31, 1998
Cash flows from operating activities..........  $   344    $   89     $          136   $         --     $   569
Cash flows used in investing activities.......       (1)      (42)                --             --         (43)
Cash flows used in financing activities:
  Repayments of long-term debt, net...........      (68)       --                 --             --         (68)
  Increase in short-term borrowings...........       62        --                 --             --          62
  Dividends paid to NGH.......................     (607)       --                 --             --        (607)
  Other, net..................................      170       (32)              (136)            --           2
                                                -------    ------     --------------   ------------     -------
      Net cash flows used in financing
         activities...........................     (443)      (32)              (136)            --        (611)
      Net change in cash and cash
         equivalents..........................     (100)       15                 --             --         (85)
Cash and cash equivalents at beginning of
  period......................................      140       (55)                --             --          85
                                                -------    ------     --------------   ------------     -------
Cash and cash equivalents at end of period....  $    40    $  (40)    $           --   $         --     $    --
                                                =======    ======     ==============   ============     =======
FOR THE YEAR ENDED DECEMBER 31, 1997
Cash flows from operating activities..........  $   859    $  124     $           (4)  $         --     $   979
Cash flows used in investing activities.......       --       (46)                --             --         (46)
Cash flows from (used in) financing
  activities:
  Proceeds from issuance of long-term debt....      345        --                 --             --         345
  Repayments of long-term debt, net...........      (28)       --                 --             --         (28)
  Decrease in short-term borrowings...........     (331)       --                 --             --        (331)
  Dividends paid to NGH.......................     (834)       --                 --             --        (834)
  Other, net..................................       80       (84)                 4             --          --
                                                -------    ------     --------------   ------------     -------
      Net cash flows from (used in) financing
         activities...........................     (768)      (84)                 4             --        (848)
                                                -------    ------     --------------   ------------     -------
      Net change in cash and cash
         equivalents..........................       91        (6)                --             --          85
Cash and cash equivalents at beginning of
  period......................................       49       (49)                --             --          --
                                                -------    ------     --------------   ------------     -------
Cash and cash equivalents at end of period....  $   140    $  (55)    $           --   $         --     $    85
                                                =======    ======     ==============   ============     =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ---------   --------------   ------------   ------------
DECEMBER 31, 1999
ASSETS
Cash and cash equivalents..............  $    --    $ 1,060       $   117         $     --       $ 1,177
Other current assets...................        2        827           462               --         1,291
Trademarks, net........................       --         --         3,070               --         3,070
Goodwill, net..........................       --      7,563            --               --         7,563
Other noncurrent assets................   10,141      3,938         4,711          (17,514)        1,276
                                         -------    -------       -------         --------       -------
     Total assets......................  $10,143    $13,388       $ 8,360         $(17,514)      $14,377
                                         =======    =======       =======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities....................  $   673    $ 1,932       $   463         $     --       $ 3,068
Noncurrent liabilities.................    2,406      1,055         1,133             (349)        4,245
Stockholders' equity...................    7,064     10,401         6,764          (17,165)        7,064
                                         -------    -------       -------         --------       -------
     Total liabilities and
       stockholders' equity............  $10,143    $13,388       $ 8,360         $(17,514)      $14,377
                                         =======    =======       =======         ========       =======
DECEMBER 31, 1998
ASSETS
Net assets of discontinued
  businesses...........................  $    --    $    --       $ 5,961         $     --       $ 5,961
Other current assets...................    6,385      3,397            --           (8,749)        1,033
Trademarks, net........................       --         --         3,176               --         3,176
Goodwill, net..........................       --      7,823            --               --         7,823
Other noncurrent assets................    9,406      1,228        (2,063)          (7,254)        1,317
                                         -------    -------       -------         --------       -------
     Total assets......................  $15,791    $12,448       $ 7,074         $(16,003)      $19,310
                                         =======    =======       =======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities....................  $   473    $ 1,256       $    --         $     --       $ 1,729
Noncurrent liabilities.................    5,432     11,402         1,111          (10,250)        7,695
Stockholders' equity...................    9,886       (210)        5,963           (5,753)        9,886
                                         -------    -------       -------         --------       -------
     Total liabilities and
       stockholders' equity............  $15,791    $12,448       $ 7,074         $(16,003)      $19,310
                                         =======    =======       =======         ========       =======

NOTE 22 -- SUBSEQUENT EVENTS

     In the fourth quarter of 1999, RJR's board of directors authorized the repurchase of shares of its common stock, from time to time on the open market, with a maximum aggregate cost to RJR of $125 million. Effective February 2, 2000, RJR's board of directors expanded its share repurchase authorization by an additional $100 million that allows repurchase of shares, from time to time on the open market, with a total cost of $225 million. As of February 23, 2000, RJR had repurchased 6,370,656 shares of its common stock, with a total cost of $125 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is incorporated by reference to "Item 1: Election of Directors" and "Stock Ownership -- Section 16(a) Beneficial Ownership of Reporting Compliance," of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 30, 2000. Reference is also made regarding the executive officers of the registrant to "Executive Officers and Certain Significant Employees of the Registrant" in Item 4 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Item 11 is incorporated by reference to "Executive Compensation and Transactions with Management," of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is incorporated by reference to "Stock Ownership," of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is incorporated by reference to "Executive Compensation and Transactions with Management -- Transactions with directors and executive officers," of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a).  The following documents are filed as a part of this report:

      (1). Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.
            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
            Consolidated Balance Sheets at December 31, 1999 and 1998. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998.

      (2). Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

      (3).  See (c) below.

(b).  No reports on Form 8-K were filed during the fourth quarter of 1999.

(c).  The following exhibits are filed as part of this report, Exhibit Numbers
      10.25 - 10.56 are management contracts, compensatory plans or arrangements:

EXHIBIT
NUMBER
-------
 2.1      Distribution Agreement dated as of May 12, 1999, among RJR
          Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds
          Tobacco Company (incorporated by reference to Exhibit 2.1 to
          Registrant's Form 8-A filed May 19, 1999).
 2.2      Certificate of Merger and Agreement and Plan of Merger among
          RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J.
          Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K filed May 28, 1999).
 3.1      Restated Certificate of Incorporation of R.J. Reynolds
          Tobacco Holdings, Inc. (incorporated by reference to Exhibit
          3.1 to Registrant's Form 8-K dated June 14, 1999).
 3.2      Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K
          dated June 14, 1999).
 4.1      Rights Agreement dated as of May 18, 1999, between R.J.
          Reynolds Tobacco Holdings, Inc. and its rights agent
          (incorporated by reference to Exhibit 4.1 to Registrant's
          Form 8-K dated June 14, 1999).
 4.2      Amended and Restated Indenture dated as of July 24, 1995,
          between RJR Nabisco, Inc. and The Bank of New York
          (incorporated by reference to Exhibit 4.1 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
 4.3      First Supplemental Indenture and Waiver dated as of April
          27, 1999, between RJR Nabisco, Inc. and The Bank of New
          York, to the Amended and Restated Indenture dated as of July
          24, 1995, between RJR Nabisco, Inc. and The Bank of New
          York, as successor trustee (incorporated by reference to
          Exhibit 10.3 to Registrant's Form 8-A filed May 19, 1999).
 4.4      Second Supplemental Indenture and Waiver dated as of April
          27, 1999, between RJR Nabisco, Inc. and The Bank of New
          York, to the Amended and Restated Indenture dated as of May
          18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First
          Supplemental Indenture and Waiver thereto dated as of June
          2, 1995 (incorporated by reference to Exhibit 10.4 to
          Registrant's Form 8-A filed May 19, 1999).
 4.5      Indenture dated as of May 15, 1999, among RJR Nabisco, Inc.,
          R. J. Reynolds Tobacco Company and The Bank of New York, as
          trustee (incorporated by reference to Exhibit 10.2 to
          Registrant's Form 8-A filed May 19, 1999).
 4.6      Registration Rights Agreement dated as of May 18, 1999,
          among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and
          Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan
          Stanley & Co. Incorporated and the other initial purchasers of the old notes (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4,
          Registration No. 333-83037, filed July 16, 1999).
10.1      Credit Agreement dated as of May 7, 1999, among RJR Nabisco,
          Inc., RJR Nabisco Holdings Corp. and the lending
          institutions listed and to be listed from time to time on
          Annex 1 (incorporated by reference to Exhibit 10.5 to
          Registrant's Form 8-A filed May 19, 1999).
10.2      First Amendment to the Credit Agreement dated as of July 12,
          1999, among R.J. Reynolds Tobacco Holdings, Inc. and the
          lending institutions party to the Credit Agreement
          (incorporated by reference to Exhibit 10.4 to the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.3      Consent to the Credit Agreement dated as of July 22, 1999, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1999,
          filed August 16, 1999).

EXHIBIT
NUMBER
-------
10.4      Second Amendment to the Credit Agreement dated as of
          November 3, 1999, among R.J. Reynolds Tobacco Holdings, Inc.
          and the lending institutions party to the Credit Agreement.
10.5      Form of Subsidiary Guaranty by R. J. Reynolds Tobacco
          Company to the creditors defined therein, issued in
          connection with the Credit Agreement dated as of May 7,
          1999, among RJR Nabisco, Inc., RJR Nabisco Holdings Corp.
          and the lending institutions listed and to be listed from
          time to time on Annex 1 (incorporated by reference to
          Exhibit 10.7 to Registrant's Form 8-A filed May 19, 1999).
10.6      Guarantee dated as of May 18, 1999, by R. J. Reynolds
          Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds
          Tobacco Company and The Bank of New York, as trustee
          (incorporated by reference to Exhibit 10.6 to Registrant's
          Form 8-A filed May 19, 1999).
10.7      Tax Sharing Agreement dated as of June 14, 1999, among RJR
          Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings,
          Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings
          Corp. (incorporated by reference to Exhibit 10.1 to
          Registrant's Form 8-K dated June 14, 1999).
10.8      Agreement dated as of May 20, 1999, among Pension Benefit
          Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J.
          Reynolds Tobacco Company (incorporated by reference to
          Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1999, filed August 16, 1999).
10.9      Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco
          Company, RJR Nabisco, Inc. and Japan Tobacco Inc.
          (incorporated by reference to Exhibit 2.1 to Registrant's
          Form 8-K dated May 12, 1999).
10.10     Settlement Agreement dated August 25, 1997, between the
          State of Florida and settling defendants in The State of
          Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated August 25,
          1997).
10.11     Comprehensive Settlement Agreement and Release dated January
          16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated
          January 16, 1998).
10.12     Settlement Agreement and Release in re: The State of
          Minnesota v. Philip Morris, Inc., by and among the State of
          Minnesota, Blue Cross and Blue Shield of Minnesota and the
          various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.13     Settlement Agreement and Stipulation for Entry of Consent
          Judgement in re: The State of Minnesota v. Philip Morris,
          Inc., by and among the State of Minnesota, Blue Cross and
          Blue Shield of Minnesota and the various tobacco company
          defendants named therein, dated as of May 8, 1998
          (incorporated by reference to Exhibit 99.2 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended March
          30, 1998, filed May 15, 1998).
10.14     Form of Consent Judgement by Judge Kenneth J. Fitzpatrick,
          Judge of District Court in re: The State of Minnesota v.
          Philip Morris, Inc.(incorporated by reference to Exhibit
          99.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 30, 1998, filed May 15, 1998).
10.15     Agreement to Pay State of Minnesota Attorney's Fees and
          Costs, by and among the State of Minnesota and the various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May
          15, 1998).

EXHIBIT
NUMBER
-------
10.16     Agreement to Pay Blue Cross and Blue Shield of Minnesota
          Attorney's Fees and Costs by and among Blue Cross and Blue
          Shield of Minnesota and various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.5 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.17     Mississippi Fee Payment Agreement dated as of July 2, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco
          Company, Brown & Williamson Tobacco Corporation
          (collectively, the "Mississippi Defendants"), the State of
          Mississippi ("Mississippi") and Mississippi's private
          counsel named therein (the "Mississippi Counsel") in
          connection with Moore v. The American Tobacco Co.,
          Mississippi Litigation No. 94-1429 (the "Mississippi
          Action") (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.18     Stipulation of Amendment to Settlement Agreement and for
          Entry of Agreed Order dated July 2, 1998, by and among the
          Mississippi Defendants, Mississippi and the Mississippi
          Counsel in connection with the Mississippi Action
          (incorporated by reference to Exhibit 99.2 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998, filed August 14, 1998).
10.19     Texas Fee Payment Agreement dated as of July 24, 1998, by
          and among Philip Morris, Inc., R. J. Reynolds Tobacco
          Company, Brown & Williamson Tobacco Corporation, Lorillard
          Tobacco Company and United States Tobacco Company
          (collectively, the "Texas Defendants"), the State of Texas
          ("Texas") and Texas' private counsel named therein (the
          "Texas Counsel") in connection with Texas v. The American
          Tobacco Co., Texas Litigation No. 5-96CV-91 (the "Texas
          Action") (incorporated by reference to Exhibit 99.3 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.20     Stipulation of Amendment to Settlement Agreement and for
          Entry of Consent Decree dated July 24, 1998, by and among
          the Texas Defendants, Texas and the Texas Counsel in
          connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1998, filed August 14,
          1998).
10.21     Stipulation of Amendment to Settlement Agreement and for
          Entry of Consent Decree dated September 11, 1998, by and
          among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.22     Florida Fee Payment Agreement dated September 11, 1998, by and among the State of Florida, various Florida counsel and the tobacco companies named therein (incorporated by
          reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed
          November 12, 1998).
10.23     Form of MFN Escrow Agreement by and among the State of
          Florida, the tobacco companies named therein and a bank
          acting as escrow agent (incorporated by reference to Exhibit
          99.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998, filed November 12, 1998).
10.24     Master Settlement Agreement (the "MSA") dated November 23,
          1998, between the Settling States named in the MSA and the
          Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated
          November 23, 1998).
10.25     Equity Incentive Award Plan for Directors of R.J. Reynolds
          Tobacco Holdings, Inc. and Subsidiaries (Effective June 14,
          1999) (the "EIAP") (incorporated by reference to Exhibit
          10.8 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1999, filed August 16, 1999).

EXHIBIT
NUMBER
-------
10.26     Form of Deferred Stock Unit Agreement between R.J. Reynolds
          Tobacco Holdings, Inc. and the Director named therein,
          pursuant to the EIAP, dated as of June 15, 1999
          (incorporated by reference to Exhibit 10.9 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.27     Form of Stock Option Agreement (Initial) between R.J.
          Reynolds Tobacco Holdings, Inc. and the Director named
          therein, pursuant to the EIAP, dated as of June 15, 1999
          (incorporated by reference to Exhibit 10.10 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.28     Form of Stock Option Agreement (Annual) between R.J.
          Reynolds Tobacco Holdings, Inc. and the Director named
          therein, pursuant to the EIAP, dated as of June 15, 1999
          (incorporated by reference to Exhibit 10.11 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.29     Deferred Compensation Plan for Directors between R.J.
          Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999)
          (incorporated by reference to Exhibit 10.12 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.30     R.J. Reynolds Tobacco Holdings, Inc. 1999 Long-Term
          Incentive Plan (incorporated by reference to Exhibit 10.2 to
          Registrant's Form 8-K filed June 16, 1999).
10.31     Form of 1999 Performance Appreciation Rights Agreement under
          R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term
          Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1999, filed August 16, 1999).
10.32     Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.33     Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and Andrew J. Schindler (incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.34     Form of Tandem Restricted Stock/Stock Option Agreement dated
          July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.35     Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.36     Form of Performance Unit Agreement (one-year vesting) dated
          February 2, 2000, between R.J. Reynolds Tobacco Holdings,
          Inc. and the grantee named therein.
10.37     Form of Performance Unit Agreement (three-year vesting)
          dated February 2, 2000, between R.J. Reynolds Tobacco
          Holdings, Inc. and the grantee named therein.
10.38     Master Trust Agreement, as amended and restated as of
          October 12, 1988, between RJR Nabisco, Inc. and Wachovia
          Bank and Trust Company, N.A. (incorporated by reference to
          Exhibit 10.18 to the Registration Statement on Form S-4 of
          RJR Holdings Corp. and RJR Holdings Group, Inc.,
          Registration No. 33-27894, filed April 5, 1989, as amended).
10.39     Amendment No. 1 to Master Trust Agreement, dated January 27,
          1989 (incorporated by reference to Exhibit 10(g)(ii) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

EXHIBIT
NUMBER
-------
10.40     Amendment No. 2 to Master Trust Agreement, dated January 27,
          1989 (incorporated by reference to Exhibit 10(g)(iii) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.41     Excess Benefit Master Trust Agreement, as amended and
          restated as of October 12, 1988, between RJR Nabisco, Inc.
          and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Registration Statement on
          Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc.,
          Registration No. 33-27894, filed April 5, 1989, as amended).
10.42     Amendment No. 1 to Excess Benefit Master Trust Agreement,
          dated January 27, 1989 (incorporated by reference to Exhibit
          10(h)(ii) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1988, filed March 9, 1989).
10.43     RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as
          amended on July 21, 1988 (incorporated by reference to
          Exhibit 10.32 to the Registration Statement on Form S-4 of
          RJR Holdings Corp. and RJR Holdings Group, Inc.,
          Registration No. 33-27894, filed April 5, 1989, as amended).
10.44     Amendment to Supplemental Executive Retirement Plan, dated
          November 23, 1988 (incorporated by reference to Exhibit
          10(m)(ii) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1988, filed March 9, 1989).
10.45     Amendment No. 2 to Supplemental Executive Retirement Plan,
          dated January 27, 1989 (incorporated by reference to Exhibit
          10(m)(iii) to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1988, filed March 9,
          1989).
10.46     Amendment to Supplemental Executive Retirement Plan, dated
          April 10, 1993 (incorporated by reference to Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1993, filed February 24, 1994).
10.47     Retention Trust Agreement dated May 13, 1998, by and between
          RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.48     Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler
          (incorporated by reference to Exhibit 10 to Registrant's
          Schedule 14D-9 filed on November 8, 1988).
10.49     Form of Special Addendum dated December 20, 1988, to the
          Employment Agreement dated as of October 31, 1988, between
          RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988,
          filed March 8, 1989).
10.50     Amendment dated June 7, 1999, to the Employment Agreement
          dated as of October 31, 1988, and previously amended as of
          December 20, 1988, between RJR Nabisco, Inc. and Andrew J.
          Schindler (incorporated by reference to Exhibit 10.8 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.51     Change of Control Letter Agreement dated December 5, 1995, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
          and Andrew J. Schindler (incorporated by reference to
          Exhibit 10.44 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1995, filed February 22,
          1996).
10.52     Participation Agreement, RJR Nabisco, Inc. Supplemental
          Executive Retirement Plan, for Andrew J. Schindler dated
          December 28, 1995 (incorporated by reference to Exhibit
          10.45 to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1995, filed February 22,
          1996).

EXHIBIT
NUMBER
-------
10.53     Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J.
          Schindler (incorporated by reference to Exhibit 10.9 to the
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, filed November 12, 1999).
10.54     Form of Change of Control Letter Agreement between R.J.
          Reynolds Tobacco Holdings, Inc. and the executive officer
          named therein (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, filed November 12, 1999).
10.55     Form of Special Severance Benefits Letter Agreement between
          R. J. Reynolds Tobacco Company and the executive officer
          named therein (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, filed November 12, 1999).
10.56     Form of Amendment to Special Severance Benefits Letter
          Agreement between R. J. Reynolds Tobacco Company and the
          executive officer named therein (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1999, filed November 12, 1999).
12.1      Computation of Ratio of Earnings to Combined Fixed Charges
          and Preferred Stock Dividends/Deficiency in the Coverage of
          Combined Fixed Charges and Preferred Stock Dividends by
          Earnings Before Fixed Charges for each of the five years
          within the period ended December 31, 1999.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Independent Auditors.
27.1      Financial Data Schedule for the Year Ended December 31,
          1999.
27.2      Financial Data Schedule for the Year Ended December 31,
          1998.
27.3      Financial Data Schedule for the Year Ended December 31,
          1997.
99.1      Expanded Litigation Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: March 8, 2000                      By: /s/ Andrew J. Schindler
                                            ------------------------------------
                                            Andrew J. Schindler
                                            Chairman of the Board, President,
                                              Chief Executive Officer and
                                              Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ Andrew J. Schindler                                Chairman of the Board,            March 8, 2000
-----------------------------------------------------    President,
Andrew J. Schindler                                      Chief Executive Officer
                                                         and Director
                                                         (principal executive officer)

/s/ Kenneth J. Lapiejko                                Executive Vice President,         March 8, 2000
-----------------------------------------------------    Chief Financial Officer
Kenneth J. Lapiejko                                      and Director
                                                         (principal financial officer)

/s/ Thomas R. Adams                                    Senior Vice President and         March 8, 2000
-----------------------------------------------------    Controller
Thomas R. Adams                                          (principal accounting officer)

/s/ Mary K. Bush                                       Director                          March 8, 2000
-----------------------------------------------------
Mary K. Bush

/s/ John T. Chain, Jr.                                 Director                          March 8, 2000
-----------------------------------------------------
John T. Chain, Jr.

/s/ A.D. Frazier, Jr.                                  Director                          March 8, 2000
-----------------------------------------------------
A.D. Frazier, Jr.

/s/ Denise Ilitch                                      Director                          March 8, 2000
-----------------------------------------------------
Denise Ilitch

/s/ John G. Medlin, Jr.                                Director                          March 8, 2000
-----------------------------------------------------
John G. Medlin, Jr.

/s/ Nana Mensah                                        Director                          March 8, 2000
-----------------------------------------------------
Nana Mensah

/s/ Joseph P. Viviano                                  Director                          March 8, 2000
-----------------------------------------------------
Joseph P. Viviano

/s/ Thomas C. Wajnert                                  Director                          March 8, 2000
-----------------------------------------------------
Thomas C. Wajnert

                                  EXHIBIT INDEX
      Exhibit
      Number
      -------

         2.1 Distribution Agreement dated as of May 12, 1999, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-A filed May 19, 1999).

         2.2 Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to
                  Exhibit 2.2 to Registrant's Form 8-K filed May 28, 1999).

         3.1 Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K dated June 14, 1999).

         3.2 Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K dated June 14, 1999).

         4.1 Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated June 14, 1999).

         4.2 Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).

         4.3 First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-A filed May 19, 1999).

         4.4 Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-A filed May 19, 1999).

         4.5      Indenture dated as of May 15, 1999, among RJR Nabisco, Inc.,
                  R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-A filed May 19, 1999).

         4.6 Registration Rights Agreement dated as of May 18, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and the other initial purchasers of the old notes (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-4, Registration No. 333-83037, filed July 16, 1999).

         10.1 Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1 (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-A filed May 19, 1999).

         10.2 First Amendment to the Credit Agreement dated as of July 12, 1999, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.3 Consent to the Credit Agreement dated as of July 22, 1999, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.4 Second Amendment to the Credit Agreement dated as of November 3, 1999, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions party to the Credit Agreement.

         10.5 Form of Subsidiary Guaranty by R. J. Reynolds Tobacco Company to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 7, 1999, among RJR Nabisco, Inc., RJR Nabisco Holdings Corp. and the lending institutions listed and to be listed from time to time on Annex 1 (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-A filed May 19, 1999).

         10.6 Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-A filed May 19, 1999).

         10.7 Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc.,
                  R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated June 14, 1999).

         10.8 Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit
                  10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.9 Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K dated May 12, 1999).

         10.10 Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated August 25, 1997).

         10.11 Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated January 16, 1998).

         10.12    Settlement Agreement and Release in re: The State of Minnesota
                  v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

         10.13 Settlement Agreement and Stipulation for Entry of Consent Judgement in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15,
                  1998).

         10.14 Form of Consent Judgement by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

         10.15 Agreement to Pay State of Minnesota Attorney's Fees and Costs, by and among the State of Minnesota and the various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).


         10.16 Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorney's Fees and Costs by and among Blue Cross and Blue Shield of Minnesota and various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

         10.17 Mississippi Fee Payment Agreement dated as of July 2, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation (collectively, the "Mississippi Defendants"), the State of Mississippi ("Mississippi") and Mississippi's private counsel named therein (the "Mississippi Counsel") in connection with Moore
                  v. The American Tobacco Co., Mississippi Litigation No. 94-1429 (the "Mississippi Action") (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

         10.18 Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

         10.19 Texas Fee Payment Agreement dated as of July 24, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and United States Tobacco Company (collectively, the "Texas Defendants"), the State of Texas ("Texas") and Texas' private counsel named therein (the "Texas Counsel") in connection with Texas v. The American Tobacco Co., Texas Litigation No. 5-96CV-91 (the "Texas Action") (incorporated by reference to Exhibit 99.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

         10.20 Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

         10.21 Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

         10.22 Florida Fee Payment Agreement dated September 11, 1998, by and among the State of Florida, various Florida counsel and the tobacco companies named therein (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12,
                  1998).

         10.23 Form of MFN Escrow Agreement by and among the State of Florida, the tobacco companies named therein and a bank acting as escrow agent (incorporated by reference to Exhibit 99.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

         10.24 Master Settlement Agreement (the "MSA") dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated November 23, 1998).

         10.25 Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (Effective June 14,
                  1999) (the "EIAP") (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.26 Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.27 Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.28 Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.29 Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.30 R.J. Reynolds Tobacco Holdings, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed June 16, 1999).

         10.31 Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit
                  10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

         10.32 Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12,
                  1999).

         10.33 Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit
                  10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         10.34 Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12,
                  1999).

         10.35 Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

         10.36 Form of Performance Unit Agreement (one-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

         10.37 Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

         10.38 Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit
                  10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

         10.39 Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

         10.40 Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

         10.41 Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to
                  Exhibit 10.21 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

         10.42 Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

         10.43 RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit
                  10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

         10.44 Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

         10.45 Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

         10.46 Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994).

         10.47 Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

         10.48 Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant's
                  Schedule 14D-9 filed on November 8, 1988).

         10.49 Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989).

         10.50 Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         10.51 Change of Control Letter Agreement dated December 5, 1995, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit
                  10.44 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).

         10.52 Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).

         10.53 Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         10.54 Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         10.55    Form of Special Severance Benefits Letter Agreement between R.
                  J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         10.56 Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 1999.

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Independent Auditors.

         27.1     Financial Data Schedule for the Year Ended December 31, 1999.

         27.2     Financial Data Schedule for the Year Ended December 31, 1998.

         27.3     Financial Data Schedule for the Year Ended December 31, 1997.

         99.1     Expanded Litigation Disclosure.