Form 10-Q
period 2000-03-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2000-05-09
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      OR

      [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________ TO __________

                            ------------------------

                         COMMISSION FILE NUMBER: 1-6388

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   56-0950247
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             401 NORTH MAIN STREET
                          WINSTON-SALEM, NC 27102-2866
              (Address of principal executive offices) (Zip Code)

                                 (336) 741-5500
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed from last report)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 103,384,750 shares of common stock, par value $.01 per share, as of April 30, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       -----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) - Three Months Ended March 31, 2000 and 1999....      3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) - Three Months Ended March 31, 2000 and 1999....      4
         Condensed Consolidated Balance Sheets - March 31, 2000
         (Unaudited) and
         December 31, 1999...........................................      5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition      20
         and Results of Operations...................................

Item 3.  Quantitative and Qualitative Disclosures About Market            26
         Risk........................................................

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     27

Item 6.  Exhibits and Reports on Form 8-K............................     28

Signature............................................................     29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
NET SALES*..................................................  $1,922   $1,693
Costs and expenses:
  Cost of products sold*....................................     820      753
  Selling, general and administrative expenses..............     813      670
  Amortization of trademarks and goodwill...................      92       92
                                                              ------   ------
     OPERATING INCOME.......................................     197      178
Interest and debt expense...................................      43      105
Interest income.............................................     (24)      (1)
Other expense, net..........................................       9        8
                                                              ------   ------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
      TAXES.................................................     169       66
Provision for income taxes..................................      89       36
                                                              ------   ------
     INCOME FROM CONTINUING OPERATIONS......................      80       30
Discontinued operations:
  Income from operations of discontinued businesses, net of
     income taxes...........................................       -       65
                                                              ------   ------
     NET INCOME.............................................  $   80   $   95
                                                              ======   ======
BASIC INCOME PER SHARE:
  Income from continuing operations.........................  $  .77   $  .28
  Income from discontinued operations.......................       -      .60
                                                              ------   ------
     Net income.............................................  $  .77   $  .88
                                                              ======   ======
DILUTED INCOME PER SHARE:
  Income from continuing operations.........................  $  .77   $  .28
  Income from discontinued operations.......................       -      .60
                                                              ------   ------
     Net income.............................................  $  .77   $  .88
                                                              ======   ======
DIVIDENDS DECLARED PER SHARE................................  $ .775   $    -
                                                              ======   ======

---------------------
* Excludes excise taxes of $391 million and $260 million for the three months ended March 31, 2000 and 1999, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------     -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................  $   80     $  95
  Less income from discontinued operations..................       -        65
                                                              ------     -----
     Subtotal...............................................      80        30
                                                              ------     -----
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization..........................     122       121
     Deferred income tax benefit............................      (5)      (46)
     Changes in other working capital items, net............      68       (45)
     Tobacco settlement and related expenses................     387       191
     Other, net.............................................       3        (3)
                                                              ------     -----
          Total adjustments.................................     575       218
                                                              ------     -----
     Net cash flows from continuing operating activities....     655       248
  Net cash flows used in discontinued operations............       -      (171)
                                                              ------     -----
  Net cash flows from operating activities..................     655        77
                                                              ------     -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Proceeds from maturities of short-term investments........     110         -
  Capital expenditures......................................     (11)      (10)
  Other, net................................................       2         -
                                                              ------     -----
     Net cash flows from (used in) investing activities.....     101       (10)
                                                              ------     -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments of long-term debt..............................     (23)        -
  Decrease in short-term borrowing..........................       -       (62)
  Repurchase of common stock................................     (70)        -
  Dividends paid on common stock............................     (84)        -
                                                              ------     -----
     Net cash flows used in financing activities............    (177)      (62)
                                                              ------     -----
     Net change in cash and cash equivalents................     579         5
Cash and cash equivalents at beginning of period............   1,177         -
                                                              ------     -----
Cash and cash equivalents at end of period..................  $1,756     $   5
                                                              ======     =====
Income taxes paid, net of refunds...........................  $   17     $   -
Interest paid...............................................  $   13     $ 125
Tobacco settlement and related expense payments.............  $  166     $ 316

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,756       $ 1,177
  Short-term investments....................................          -           110
  Accounts and notes receivable, net........................         83            84
  Inventories...............................................        550           565
  Deferred income taxes.....................................        435           437
  Prepaid excise taxes and other............................        103            95
                                                                -------       -------
          Total current assets..............................      2,927         2,468
Property, plant and equipment, net..........................      1,068         1,080
Trademarks, net.............................................      3,043         3,070
Goodwill, net...............................................      7,498         7,563
Other assets and deferred charges...........................        193           196
                                                                -------       -------
                                                                $14,729       $14,377
                                                                =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    60       $    81
  Tobacco settlement and related accruals...................      1,665         1,278
  Accrued liabilities.......................................      1,273         1,273
  Current maturities of long-term debt......................        364           387
  Income taxes accrued......................................        126            49
                                                                -------       -------
          Total current liabilities.........................      3,488         3,068
Long-term debt (less current maturities)....................      1,653         1,653
Long-term retirement benefits...............................        677           676
Deferred income taxes.......................................      1,623         1,630
Other noncurrent liabilities................................        292           286
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 110,301,454 in 2000 and
     109,631,397 in 1999)...................................          1             1
  Paid-in capital...........................................      7,218         7,287
  Retained earnings (accumulated deficit)...................        (51)         (131)
  Accumulated other comprehensive income (loss):
     Cumulative minimum pension liability adjustment........        (13)          (13)
  Other stockholders' equity................................        (33)          (25)
                                                                -------       -------
                                                                  7,122         7,119
  Treasury stock, at cost (shares: 6,394,524 in 2000 and
     2,728,630 in 1999).....................................       (126)          (55)
                                                                -------       -------
          Total stockholders' equity........................      6,996         7,064
                                                                -------       -------
                                                                $14,729       $14,377
                                                                =======       =======

            See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTERIM REPORTING

Basis of Presentation

     The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its subsidiaries, including R. J. Reynolds Tobacco Company, referred to as RJR Tobacco.

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications were made to conform prior period's financial statements to the current presentation. All dollar amounts are in millions unless otherwise noted.

     During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. On May 12, 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business to Japan Tobacco Inc. As a result of this sale, RJR Tobacco's business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. On May 18, 1999, RJR transferred its approximately 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

     The account balances and activities of the international tobacco business and Nabisco are segregated and reported as discontinued operations in the accompanying condensed consolidated financial statements. In addition, financial data for all prior periods has been restated to give effect to the number of shares issued in connection with the distribution of RJR common stock to the stockholders of its former parent, NGH.

     For the three months ended March 31, 1999, operating results of the discontinued operations included net sales of $2.528 billion and a provision for income taxes of $48 million.

Recently Issued and Proposed Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR must adopt SFAS No. 133 no later than January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. On March 3, 2000, the FASB issued a proposed SFAS, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendment addresses certain implementation issues. RJR's management is evaluating the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

Comprehensive Income

     Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was $80 million and $(11) million, respectively. Total comprehensive income includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments.

Tobacco Settlement and Related Expenses

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.442 billion for tobacco settlement and related expenses. During the three months ended March 31, 2000, $12 million of this reserve was utilized for employee severance and related benefits, resulting in a remaining reserve balance of $26 million. Cash expenditures related to the termination of employees are expected to be approximately $80 million, of which $54 million was paid as of March 31, 2000.

Earnings Per Share

     The components of the calculation of earnings per share were:

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income from continuing operations...........................  $     80   $     30
Income from discontinued operations.........................         -         65
                                                              --------   --------
Net income..................................................  $     80   $     95
                                                              ========   ========
Weighted average shares, in thousands, used in:
  Basic earnings per share..................................  $103,510   $108,691
     Effect of dilutive potential shares:
       Restricted stock.....................................        26          -
                                                              --------   --------
  Diluted earnings per share................................  $103,536   $108,691
                                                              ========   ========

     During the three months ended March 31, 2000, approximately 1,631,000 outstanding shares of restricted stock were excluded from the share calculation, as the related vesting provisions had not been met.

NOTE 2 - INVENTORIES

     The major components of inventories were:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Leaf tobacco................................................    $344          $361
Raw materials...............................................      25            26
Work in process.............................................      52            48
Finished products...........................................     106           105
Other.......................................................      23            25
                                                                ----          ----
                                                                $550          $565
                                                                ====          ====

NOTE 3 - CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2000, 52 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 57 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On March 31, 2000, there were 536 active cases pending, as compared with 647 on March 31, 1999 and 550 on March 31, 1998. As of April 26, 2000, 533 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 532 in the United States; and 1 in the Marshall Islands. The U.S. case number does not include the 624 Broin II cases pending as of April 26, 2000, discussed below.

     The U.S. cases, exclusive of the 624 Broin II cases, are pending in 40 states and the District of Columbia. The breakdown is as follows: 109 in West Virginia; 104 in New York; 53 in California; 40 in Florida; 36 in Massachusetts; 27 in Louisiana; 17 in the District of Columbia; 16 in Texas; 10 in each of Alabama and Mississippi; 9 in Iowa; 8 in each of New Jersey and New Mexico; 7 in Pennsylvania; 6 in each of Nevada and Tennessee; 5 in each of Georgia, Illinois, Minnesota, Missouri and Ohio; 4 in South Dakota; 3 in each of Indiana, Michigan, North Dakota and Wisconsin; 2 in each of Arkansas, Arizona, Connecticut, Kansas, Maryland, New Hampshire, Oklahoma, Rhode Island, South Carolina and Washington; 1 in each of Hawaii, Kentucky, Maine, North Carolina and Utah. Of the 532 active U.S. cases, 137 are pending in federal court, 390 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but many other cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act, indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Fifteen of the 532 active cases in the United States, plus the 624 Broin II cases, involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-three cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 52 cases seek recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

     Defenses. The defenses raised by RJR Tobacco and/or its affiliates, including RJR, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of these cases in which it is named.

     Industry Trial Results. Juries have found for plaintiffs in nine smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid and most of the verdicts have been overturned on appeal. Two non-RJR Tobacco individual cases in which a jury found against a cigarette manufacturer remain on appeal. In Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris on March 30, 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending.

     RJR Tobacco has prevailed in every individual case that has gone to trial except one, Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case in which the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages ($10 million against RJR Tobacco and $10 million against Philip Morris). RJR Tobacco and Philip Morris have filed post-trial motions and will appeal if those motions are unsuccessful.

     Broin II Cases. Numerous lawsuits have been filed, mostly in Florida, by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins, referred to as the Broin II cases. These lawsuits follow the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, where the industry agreed to contribute to a fund to research secondhand smoke issues, and that individual lawsuits might be brought on behalf of any or all of the Broin class members. In these lawsuits, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins, and that they are legally entitled to recover damages from one or more United States cigarette manufacturers, including RJR Tobacco. As of April 26, 2000, approximately 624 such suits were pending against RJR Tobacco.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state and federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in New Jersey, Pennsylvania and Ohio claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of those persons.

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 11 of the federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. Most recently, on November 22, 1999, in Thompson v. American Tobacco Co., a federal district court refused to certify a class seeking smoking cessation and medical monitoring programs for smokers and former smokers in Minnesota.

     Similarly, eight out of 12 state courts have refused to certify smoker class actions. On January 10, 2000, in Taylor v. American Tobacco Co., a Michigan state court judge denied certification of another smoker class action. Finally, on April 3 and April 10, 2000, a California state court judge denied certification in two separate state court actions, Daniels v. Philip Morris Cos., Inc. and Brown v. American Tobacco Co.

     Plaintiffs have been successful thus far in four state court class-action cases. In Richardson v. Philip Morris, Inc., a Maryland state court granted class certification in 1998. The Maryland Court of Appeals reheard argument on this issue on April 6, 2000. All activity in this case is stayed pending the court's decision. In addition, on November 5, 1998, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996, Scott v. American Tobacco Co. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. This case is scheduled to begin trial January 15, 2001. Finally, defendants settled one class-action suit, Broin v. Philip Morris, Inc., on October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

     Trial continues in Florida state court in Engle v. R.J. Reynolds Tobacco Co., in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which consisted of the claims of three of the named class representatives, began November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.23 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. The legal effect of that finding is to bar his claim based on the applicable statute of limitations. The trial court has ordered that the jury shall determine punitive damages, if any, on a class-wide basis. The punitive damages portion of the second phase is scheduled to begin May 15, 2000, and is expected to last several weeks. The third phase will address all other class members' claims in individual trials before separate juries.

     Compensatory damages, if any, would not have to be paid to any plaintiff until the end of his or her trial and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of Engle. RJR Tobacco does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, at the end of the second phase the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, resulting in the possible execution of the judgment before it could be reviewed on appeal. RJR Tobacco believes that the entry of a judgment for punitive damages on behalf of the entire class would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring. In addition, four states, Georgia, Kentucky, North Carolina and Virginia, have enacted legislation that limits the size of the bond required to stay execution of a punitive damages verdict, but does not affect the underlying verdict, pending appeal. As of May 9, 2000, similar legislation was being considered in Florida.

     Governmental Health-Care Cost Recovery Cases. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the state the plaintiff in the case and basing its claims on economic loss rather than personal injury, the state sought to avoid the defenses otherwise available against an individual plaintiff. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled to come to trial, those of

Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each case.

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of April 26, 2000, final approval had been achieved in 47 settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contains releases of various additional present and future claims.

     In each state where final approval has been obtained, the MSA released RJR Tobacco, several of its indemnitees and RJR from: (1) all claims of the settling states, and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $166 million during the three months ended March 31, 2000 and $1.6 billion in 1999. RJR Tobacco estimates those payments in 2000 will exceed $2.2 billion and in future years will exceed $2 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

     On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorneys' general cases, against RJR Tobacco and other Canadian and U.S. tobacco companies and their parent companies, including RJR, in British Columbia Provincial Court. This lawsuit relied heavily upon recently enacted legislation in British Columbia that is being separately challenged by Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. Oral argument on the motion is currently scheduled for June 2, 2000.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of April 26, 2000, approximately 24 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and approximately seven of the cases purport to be class actions on behalf of all union trust funds in a particular state.

     The defendants in these actions argue, among other things, that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the allegedly injured individual.

     On March 29, 1999, in the first of these cases to be considered by a federal court of appeals, Steamfitters Local Union 420 v. Philip Morris, Inc., the U.S. Court of Appeals for the Third Circuit affirmed a district court ruling dismissing a case on remoteness grounds. Since then, the U.S. Courts of Appeals for the Second, Fifth, Seventh and Ninth Circuits have all ruled in favor of the industry in similar union cases. On January 10, 2000, the United States Supreme Court denied petitions for certiorari filed in the cases from the Second, Third and Ninth Circuits.

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund
v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. The latter set of cases is on appeal to the United States Court of Appeals for the District of Columbia.

     On March 3, 2000, a New York state court granted motions to dismiss 10 union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. Plaintiffs are appealing this decision to the Appellate Division of the Supreme Court of New York.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

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

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Most recently, on December 14, 1999, a federal district court in Washington dismissed a similar case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     On January 5, 2000, a San Diego Superior Court judge dismissed certain claims in two lawsuits: California v. Philip Morris, Inc., Superior Court, Los Angeles County, California and California v. Brown & Williamson Tobacco Corp., Superior Court, San Francisco County, California. These lawsuits were brought by the cities of Los Angeles and San Jose, on behalf of the people of California, who claim that the tobacco industry violated State Proposition 65 by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge did not dismiss certain other California state law claims.

     Finally, approximately 175 lawsuits, of which 17 remain pending, have been filed against RJR Tobacco by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of those cases, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999, and is scheduled for trial on July 5, 2000.

     Antitrust Cases. Approximately 35 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, who are suing United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants.

     On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. The suit alleges that RJR Tobacco's Every-Day-Low-Price merchandising program, which provides consumer discounts in retail establishments that choose to offer RJR Tobacco products as their lowest-priced cigarettes, is a violation of the Sherman Antitrust Act and New Jersey antitrust laws. RJR Tobacco believes that its program is pro-competitive, and that the court will find Liggett's allegations to be without merit.

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

     Recent and Scheduled Trials. As of April 26, 2000, 18 cases are scheduled for trial before year-end 2000 against RJR Tobacco. On May 1, 2000, final jury selection began in an individual smoker case in state court in Brooklyn, New York, in which RJR Tobacco is a defendant, Anderson v. Fortune Brands, Inc. This case is expected to last five to seven weeks. In addition, the Engle case in Florida continues, and multiple health-care cost recovery and/or contribution trials are scheduled in 2000 before Judge Weinstein of the United States District Court for the Eastern District of New York. A putative class action is scheduled to begin trial on October 2, 2000 in West Virginia, Blankenship v. Philip Morris, Inc. The class certification hearing in that case is scheduled for July 17, 2000. Additional cases against other tobacco company defendants are also scheduled for trial before year-end 2000. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of its former affiliates. In connection with this investigation, RJR Tobacco responded to a document subpoena dated July 7, 1999.

     On December 22, 1998, Northern Brands International, Inc., a now inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc., and which was sold to Japan Tobacco, Inc. on May 12, 1999, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States "by means of false and fraudulent practices . . ." RJR-MacDonald, Inc., Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation. On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Discovery is underway.

                             ---------------------

     Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates, including RJR, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of such claims. There has been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

     In December 1998, the EPA proposed regulations that would impose restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. If finalized in their current form, RJR Tobacco may be unable to replace those fumigants with other cost-effective fumigants and, as a result, could be required to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. Together with other users of stored agricultural commodities, RJR Tobacco has engaged in discussions with the EPA regarding modification of the proposed regulations. RJR Tobacco cannot predict whether the proposed regulations will be modified or the amount of future expenditures that may be required to comply with these regulations as promulgated in final form.

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

     In connection with the spin-off, RJR, NGH and Nabisco entered into (1) a tax sharing agreement which generally seeks to allocate tax liabilities notably based upon RJR's taxable income and that of NGH had the parties been separate tax payers, and (2) a distribution agreement which seeks to allocate pension and benefit funding liabilities. In the tax sharing agreement, NGH also agreed to indemnify RJR for taxes arising from the spin-off or the Nabisco transfer, although RJR would be responsible for taxes if its own act, omission or misrepresentation caused such tax liability to arise. If NGH were unable to satisfy its obligations under these agreements, RJR would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco against in connection with the matters prescribed in the preceding outcome, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

NOTE 4 - STOCK PLANS

     On February 2, 2000, RJR granted 670,057 shares of restricted stock to eligible employees under the 1999 Long-Term Incentive Plan. These shares may not be disposed of or transferred during the three-year restricted period. These restrictions will lapse in 2003, unless the related shares are forfeited. The market price of the stock on the grant date was charged to stockholders' equity as unearned compensation, and will be amortized over the three-year vesting period.

NOTE 5 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     RJR has not presented separate financial statements and other disclosures concerning RJR Tobacco because management has determined that such information is not material to holders of its registered notes. RJR Tobacco is a wholly owned subsidiary of RJR, and has fully and unconditionally guaranteed the registered notes.

     The following condensed consolidating financial statements of RJR include the accounts and activities of RJR, the issuer of the registered notes, RJR Tobacco, the guarantor of the registered notes, the subsidiaries of RJR and RJR Tobacco that are not guarantors of the registered notes and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
Net sales......................................  $   -     $1,906          $ 16           $   -          $1,922
Cost of products sold..........................      -        815             5               -             820
Selling, general and administrative expenses...      6        874           (67)              -             813
Amortization of trademarks and goodwill........      -         65            27               -              92
Interest and debt expense......................     43          -             -               -              43
Interest income................................      -        (23)           (1)              -             (24)
Intercompany interest expense (income).........     (3)        97           (94)              -               -
Other expense, net.............................      9          -             -               -               9
                                                 -----     ------          ----           -----          ------
  INCOME (LOSS) BEFORE INCOME TAXES............    (55)        78           146               -             169
Provision for (benefit from) income taxes......    (19)        58            53              (3)             89
Equity income from subsidiaries................    116         96             -            (212)              -
                                                 -----     ------          ----           -----          ------
  NET INCOME...................................  $  80     $  116          $ 93           $(209)         $   80
                                                 =====     ======          ====           =====          ======
FOR THE THREE MONTHS ENDED MARCH 31, 1999
Net sales......................................  $   -     $1,655          $ 38           $   -          $1,693
Cost of products sold..........................      -        735            18               -             753
Selling, general and administrative expenses...     21        725           (76)              -             670
Amortization of trademarks and goodwill........      -         65            27               -              92
Interest and debt expense......................    105          -             -               -             105
Interest income................................     (1)         -             -               -              (1)
Intercompany interest expense (income).........   (233)       236            (3)              -               -
Other expense (income), net....................    (32)         -            40               -               8
                                                 -----     ------          ----           -----          ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES........................    140       (106)           32               -              66
Provision for (benefit from) income taxes......     37        (13)           12               -              36
Equity income (loss) from subsidiaries from
  continuing operations........................    (73)        21             -              52               -
                                                 -----     ------          ----           -----          ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS.....     30        (72)           20              52              30
Income from discontinued operations, net of
  taxes........................................     29          -            36               -              65
Equity income from subsidiaries from
  discontinued operations......................     36         36             -             (72)              -
                                                 -----     ------          ----           -----          ------
  NET INCOME (LOSS)............................  $  95     $  (36)         $ 56           $ (20)         $   95
                                                 =====     ======          ====           =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
Cash flows from operating activities...........  $ 170     $  471         $  98            $(84)         $  655
Cash flows from (used in) investing activities:
  Proceeds from maturities of short-term
    investments................................      -        109             1               -             110
  Other investing activities...................      -         (9)            -               -              (9)
                                                 -----     ------         -----            ----          ------
    Net cash flows from investing activities...      -        100             1               -             101
                                                 -----     ------         -----            ----          ------
Cash flows used in financing activities:
  Intercompany transfers.......................      7        101          (108)              -               -
  Repayments of long-term debt.................    (23)         -             -               -             (23)
  Repurchase of common stock...................    (70)         -             -               -             (70)
  Dividend paid on common stock................    (84)       (84)            -              84             (84)
                                                 -----     ------         -----            ----          ------
    Net cash flows used in financing
      activities...............................   (170)        17          (108)             84            (177)
                                                 -----     ------         -----            ----          ------
    Net change in cash and cash equivalents....      -        588            (9)              -             579
Cash and cash equivalents at beginning of
  period.......................................      -      1,060           117               -           1,177
                                                 -----     ------         -----            ----          ------
Cash and cash equivalents at end of period.....  $   -     $1,648         $ 108            $  -          $1,756
                                                 =====     ======         =====            ====          ======

FOR THE THREE MONTHS ENDED MARCH 31, 1999
Cash flows from operating activities...........  $  40     $  213         $(176)           $  -          $   77
Cash flows used in investing activities........      -        (10)            -               -             (10)
Cash flows from (used in) financing activities:
    Intercompany transfers.....................     29       (206)          177               -               -
    Decrease in short-term borrowing...........    (62)         -             -               -             (62)
                                                 -----     ------         -----            ----          ------
      Net cash flows from (used in) financing
         activities............................    (33)      (206)          177               -             (62)
                                                 -----     ------         -----            ----          ------
      Net change in cash and cash
         equivalents...........................      7         (3)            1               -               5
Cash and cash equivalents at beginning of
  period.......................................     40        (40)            -               -               -
                                                 -----     ------         -----            ----          ------
Cash and cash equivalents at end of period.....  $  47     $  (43)        $   1            $  -          $    5
                                                 =====     ======         =====            ====          ======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
MARCH 31, 2000
ASSETS
Cash and cash equivalents.....................  $     -    $ 1,648        $  108         $      -       $ 1,756
Other current assets..........................        4      1,690            48             (571)        1,171
Trademarks, net...............................        -          -         3,043                -         3,043
Goodwill, net.................................        -      7,498             -                -         7,498
Intercompany note receivable..................      139         31         4,679           (4,849)            -
Investment in subsidiaries....................   10,414      6,686             -          (17,100)            -
Other noncurrent assets.......................       72      1,183             6                -         1,261
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,629    $18,736        $7,884         $(22,520)      $14,729
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...........................  $ 1,224    $ 2,759        $   76         $   (571)      $ 3,488
Intercompany note payable.....................       56      4,765            28           (4,849)            -
Long-term debt (less current maturities)......    1,653          -             -                -         1,653
Other noncurrent liabilities..................      700        798         1,094                -         2,592
Stockholders' equity..........................    6,996     10,414         6,686          (17,100)        6,996
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,629    $18,736        $7,884         $(22,520)      $14,729
                                                =======    =======        ======         ========       =======

DECEMBER 31, 1999
ASSETS
Cash and cash equivalents.....................  $     -    $ 1,060        $  117         $      -       $ 1,177
Other current assets..........................        2      1,608           164             (483)        1,291
Trademarks, net...............................        -          -         3,070                -         3,070
Goodwill, net.................................        -      7,563             -                -         7,563
Intercompany note receivable..................      143         31         4,574           (4,748)            -
Investment in subsidiaries....................   10,401      6,764             -          (17,165)            -
Other noncurrent assets.......................       81      1,191             4                -         1,276
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...........................  $ 1,155    $ 2,365        $   31         $   (483)      $ 3,068
Intercompany note payable.....................       53      4,664            31           (4,748)            -
Long-term debt (less current maturities)......    1,653          -             -                -         1,653
Other noncurrent liabilities..................      702        787         1,103                -         2,592
Stockholders' equity..........................    7,064     10,401         6,764          (17,165)        7,064
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======

NOTE 6 - SUBSEQUENT EVENT

     During April 2000, RJR repurchased 523,000 shares of its common stock with a total cost of approximately $10 million under its existing authorization of $225 million, resulting in cumulative repurchases of 6,893,656 shares with a total cost of approximately $135 million as of April 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Net sales...................................................  $1,922   $1,693
Cost of products sold(1)....................................     820      753
Selling, general and administrative expenses................     813      670
                                                              ------   ------
Operating company contribution..............................  $  289   $  270
                                                              ======   ======

---------------------

(1) $552 million and $507 million of ongoing settlement expense was recorded in cost of products sold for the three months ended March 31, 2000 and 1999, respectively.

     Net sales of $1.9 billion for the three months ended March 31, 2000 increased 13.5% from the comparable prior-year period. This increase was primarily due to favorable pricing of $175 million and increased volume of $50 million. Price increases in 1999 and early 2000, primarily in response to litigation settlements, drove the favorable pricing variance. RJR Tobacco's total shipment volume during the quarter ended March 31, 2000 of 23 billion units, excluding Puerto Rico and certain other U.S. territories' volume of approximately .3 billion units, increased 2.9% from the quarter ended March 31, 1999, while industry volume increased 4.6%. Although RJR Tobacco's comparative increase in shipment volume resulted from lower shipments in the first quarter 1999, driven by wholesale and retail inventory reductions, preliminary analysis indicates that consumption for RJR Tobacco, and the industry, declined during the first quarter of 2000 compared to the prior-year quarter. Consumption is expected to continue to decline through 2000, resulting in lower shipments for RJR Tobacco, and the industry, compared to last year.

     RJR Tobacco's full-price shipments represented 62.4% and 61.9% of total shipments for the quarters ended March 31, 2000 and 1999, respectively, whereas industry-wide, full-price shipments represented 73.9% of total shipments for each of the quarters ended March 31, 2000 and 1999. Shipment volume for CAMEL, excluding the non-filter style, was up 10.2% during the first quarter of 2000 compared to the first quarter of 1999, which significantly outperformed the industry full-price increase of 4.6%. CAMEL shipment volume was supported by new programs such as the inventive "Pleasure to Burn" advertising campaign. Shipments of the WINSTON styles supported by the "No Bull" positioning increased 3.4% during the three-month period ended March 31, 2000 from the comparable prior-year period. WINSTON's performance coincides with the launch of a new continuity program, the "Winston Racing Nation," which celebrates the lifestyle and passion of motorsports fans nationwide. SALEM shipments were up 0.6% for the three-month period ended March 31, 2000 compared to the prior-year period. Volume for DORAL, the industry's leading savings brand, increased 3.7% from the first quarter of 1999, while the industry savings category increased 4.6%. During the first quarter 2000, DORAL announced it had begun adding more tobacco to each cigarette resulting in a longer-lasting cigarette. The new "Packed Tighter to Burn Slower" advertising campaign highlights this product improvement.

     RJR Tobacco's total retail share of market declined by .82 share points to 23.49% at March 31, 2000 compared to 24.31% at March 31, 1999. In line with RJR Tobacco's strategy to stabilize, then grow, market share on its four investment brands, the combined share of CAMEL, WINSTON, SALEM and DORAL has been stable since the second quarter of 1999.

     CAMEL's retail market share, excluding the non-filter style, grew .25 share points during the first quarter of 2000 compared to the first quarter of 1999. CAMEL finished the quarter at 4.90% share of market versus 4.65% at March 31, 1999. Base WINSTON's retail share of market was 4.75% and has remained relatively stable since the second quarter of 1999. SALEM's retail share of market, although generally stable since March 1999, has declined slightly in recent months reflecting increased competition in the menthol market. DORAL's market share was 6.27% and 6.32% in the quarters ended March 31, 2000 and 1999, respectively.

     In April 2000, RJR expanded its test market of ECLIPSE to include the Dallas/Fort Worth area, through direct mail and internet sales to age-verified, adult smokers. ECLIPSE is a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor. Additionally, using a four-step scientific methodology, RJR Tobacco has concluded that ECLIPSE may present smokers with less risk of cancer, chronic bronchitis and possibly emphysema, when compared to other cigarettes.

     Cost of products sold of $820 million in the first quarter of 2000 increased $67 million from the first quarter of 1999, primarily due to an increase of $45 million in ongoing settlement costs and increased volume.

     Selling, general and administrative expenses of $813 million for the first quarter of 2000 increased $143 million from the comparable prior-year quarter primarily due to increased promotional expense, composed mainly of competitive discounts, partially offset by lower corporate expense.

     Operating company contribution increased 7% to $289 million for the first quarter of 2000 when compared to the prior-year period. The increase in the current quarter is primarily due to the factors discussed above.

     Interest and debt expense of $43 million in the first quarter of 2000 decreased $62 million, or 59%, from the first quarter of 1999. The decrease resulted from the repurchase of approximately $4 billion of debt, partially offset by the issuance of $1.25 billion of debt, both of which occurred in 1999.

     Interest income increased $23 million from the prior-year quarter. This increase is primarily the result of the investment of the net proceeds from the sale of the international tobacco business in the second quarter of 1999 and higher cash balances required for the April 2000 MSA settlement payment. See note 1 and note 3 to the condensed consolidated financial statements.

     RJR Tobacco recorded a tax provision of $89 million, or an effective rate of 52.7%, in the first quarter of 2000 compared to $36 million, or an effective rate of 54.5%, recorded in the first quarter of 1999. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

     Discontinued operations in the first quarter of 1999 included after-tax income from operations of $65 million related to the international tobacco business and Nabisco. See note 1 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to meet its obligations under the MSA and other existing settlement agreements, to fund its budgeted capital expenditures and to provide funding to RJR. This funding is primarily utilized by RJR to make its required debt-service payments, to pay dividends to RJR stockholders and to fund its share repurchase program. RJR and RJR Tobacco cannot predict cash requirements related to any future settlements and judgements, including cash required to bond any appeals, if necessary, and make no assurance that those requirements will be able to be met.

Cash Flows

     Net cash flows from operating activities were $655 million in the first three months of 2000 and $77 million in the comparable 1999 period. This increase primarily reflects a decrease in cash payments of tobacco settlements, higher shipment volume and increased pricing. Additionally, cash flows during the prior-year quarter were adversely impacted by $171 million net cash flows used in discontinued operations. Net cash flows from investing activities were $101 million in the first three months of 2000 compared to $10 million used in the prior-year period, primarily due to proceeds from the maturity of short-term investments in the first quarter of 2000. Cash flows used in financing activities were $177 million and $62 million for the three months ended March 31, 2000 and 1999, respectively. The increase in funds used was primarily due to the repurchase of common stock and the payment of dividends during the first quarter of 2000.

     In November 1999, RJR's board of directors authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum cost of $125 million, funded by cash flows from operations, for the purpose of enhancing stockholder value. During the first quarter of 2000, RJR repurchased 3,643,256 shares of its common stock with a total cost of $70 million, resulting in total repurchases of 6,370,656 shares with a total cost of $125 million at March 31, 2000. In February 2000, RJR's board of directors authorized an additional $100 million for share repurchases. The timing of repurchases and the number of shares repurchased will depend upon market conditions. As of April 30, 2000, RJR had repurchased a total of 6,893,656 shares with a total cost of $135 million.

Debt

     In May 1999, RJR entered into a 30-month $1.235 billion revolving credit facility with a syndicate of banks. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco has guaranteed RJR's obligations under this revolving credit facility. If RJR's new senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, some of its other subsidiaries will have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or falls two levels below these thresholds for either rating agency, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not generally required to maintain compensating balances; however, commitment fees of 1% of the notional amount are payable quarterly. This facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At March 31, 2000, RJR had $399 million in letters of credit and no borrowings outstanding, with the remaining $836 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at March 31, 2000. Additionally, as of March 31, 2000, RJR had letters of credit outstanding of approximately $3 million that were not backed by the revolving credit facility.

     In 1999, RJR issued $1.25 billion in debt securities of $550 million in principal amount of 7 3/8% notes due 2003, $500 million in principal amount of 7 3/4% notes due 2006 and $200 million in principal amount of 7 7/8% notes due 2009. The net proceeds received were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at March 31, 2000.

     As of March 31, 2000, RJR also had $345 million of foreign currency debt, with fixed interest rates between 5.375% and 6.875%, due in 2000, and $427 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2000 through 2013.

Dividends

     On February 2, 2000, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on April 3, 2000 to stockholders of record as of March 10, 2000. On April 19, 2000, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on July 3, 2000 to stockholders of record as of June 9, 2000.

Capital Expenditures

     Capital expenditures were $11 million and $10 million for the quarters ended March 31, 2000 and 1999, respectively. To support its strategic and operating needs, RJR Tobacco plans to spend in the range of $50 million to $60 million for capital expenditures during 2000 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of March 31, 2000.

Litigation and Settlements

     Numerous legal actions, proceedings and claims are pending or may be instituted against RJR, its affiliates, including RJR Tobacco, or its indemnitees that allege damages arising out of the use of, or exposure to, RJR Tobacco's products. For discussion of litigation and legal proceedings pending against RJR or its affiliates, including RJR Tobacco, or its indemnitees, see
Part II - Other Information, Item 1 - Legal Proceedings and note 3 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations or cash flows in particular quarterly or annual periods could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 3 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $166 million during the three months ended March 31, 2000 and $1.6 billion in 1999. RJR Tobacco estimates those payments in 2000 will exceed $2.2 billion and in future years will exceed $2.0 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

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

     In August 1996, the U.S. Food and Drug Administration promulgated regulations asserting jurisdiction over cigarettes as "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations included severe restrictions on the distribution, marketing and advertising of cigarettes, and required the industry to comply with a wide range of labeling, reporting, record keeping, manufacturing and other requirements. In August 1998, the Court of Appeals for the Fourth Circuit ruled that the FDA does not have the authority to regulate tobacco products and declared the FDA's regulations invalid. On March 21, 2000, the U.S. Supreme Court affirmed the Fourth Circuit's ruling. On March 31, 2000, the FDA announced that it was withdrawing its purported regulations.

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

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order; a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. That decision was upheld by the Court of Appeals for the First Circuit. Both the manufacturers and the state are now seeking summary judgment from the District Court. The case has been briefed and argued.

     In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorized confidentiality of trade secrets. RJR Tobacco expects to file a confidential disclosure of ingredients for its brands with the Texas Department of Health during the second quarter of 2000 in compliance with regulations established by the state.

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

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco is also challenging the regulation that bans all cigarette advertising visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. RJR Tobacco believes that it has strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption. The district court ruled against the industry on January 25, 2000. The matter is on appeal to the U.S. Court of Appeals for the First Circuit, which has stayed implementation of the challenged regulations. The court heard arguments in April 2000. RJR Tobacco is awaiting the court's decision.

     A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale, and consequently a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Thirty-seven states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

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

     For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or its indemnitees, see note 3 to the condensed consolidated financial statements.

RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR must adopt SFAS No. 133 no later than January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. On March 3, 2000, the FASB issued a proposed SFAS, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendment addresses certain implementation issues. RJR's management is evaluating the impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.
                            ------------------------

     Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR's future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the ratings of RJR securities; and the level of savings associated with the reorganization of the businesses of RJR. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURES

     RJR believes that near-term changes, if any, in foreign currency rates or interest rates will not have a material impact on its future earnings, fair values or cash flows, based on historical movements in foreign currency rates and interest rates, and the fair value of market-rate sensitive instruments at March 31, 2000.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2000, 52 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 57 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On March 31, 2000, there were 536 active cases pending, as compared with 647 on March 31, 1999 and 550 on March 31, 1998. As of April 26, 2000, 533 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 532 in the United States; and 1 in the Marshall Islands. The U.S. case number does not include the 624 Broin II cases pending as of April 26, 2000. The Broin II lawsuits have been filed, mostly in Florida, by flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins. These lawsuits follow the settlement of the Broin v. Philip Morris, Inc. class action, where the industry agreed to contribute to a fund to research secondhand smoke issues, and that individual lawsuits might be brought on behalf of any or all of the Broin class members.

     The U.S. cases, exclusive of the 624 Broin II cases, are pending in 40 states and the District of Columbia. The breakdown is as follows: 109 in West Virginia; 104 in New York; 53 in California; 40 in Florida; 36 in Massachusetts; 27 in Louisiana; 17 in the District of Columbia; 16 in Texas; 10 in each of Alabama and Mississippi; 9 in Iowa; 8 in each of New Jersey and New Mexico; 7 in Pennsylvania; 6 in each of Nevada and Tennessee; 5 in each of Georgia, Illinois, Minnesota, Missouri and Ohio; 4 in South Dakota; 3 in each of Indiana, Michigan, North Dakota and Wisconsin; 2 in each of Arkansas, Arizona, Connecticut, Kansas, Maryland, New Hampshire, Oklahoma, Rhode Island, South Carolina and Washington; 1 in each of Hawaii, Kentucky, Maine, North Carolina and Utah. Of the 532 active U.S. cases, 137 are pending in federal court, 390 in state court and 5 in tribal court. Most of these cases were brought by individual plaintiffs, but many other cases seek recovery on behalf of third parties or large classes of claimants.

     Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates, including RJR, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if those rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of those claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Master Settlement Agreement referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the institution of additional similar litigation.

     Although it is impossible to predict the outcome of these events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJR Tobacco and RJR each believes that it has a number of valid defenses to any of those actions and intends to defend those actions vigorously.

     RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR's financial condition could be materially affected by the ultimate outcome of pending litigation matters, including bonding and litigation costs. Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
  10.1    Amended and Restated Equity Incentive Award Plan for
          Directors of R.J. Reynolds Tobacco Holdings, Inc. and
          Subsidiaries.
  12.1    Computation of Ratio of Earnings to Fixed Charges.
  27.1    Financial Data Schedule for the Three Months ended March 31,
          2000.
  27.2    Financial Data Schedule for the Three Months ended March 31,
          1999.

(B) REPORTS ON FORM 8-K

     RJR filed a Form 8-K, dated February 2, 2000 and amended on March 13, 2000, indicating a change in independent accountants for the year ended December 31, 2000.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/     KENNETH J. LAPIEJKO
                                          --------------------------------------
                                                   Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: May 9, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
 10.1     Amended and Restated Equity Incentive Award Plan for
          Directors of R.J. Reynolds Tobacco Holdings, Inc. and
          Subsidiaries.
 12.1     Computation of Ratio of Earnings to Fixed Charges.
 27.1     Financial Data Schedule for the Three Months ended March 31,
          2000.
 27.2     Financial Data Schedule for the Three Months ended March 31,
          1999.