Form 10-Q
period 2000-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2000-08-07
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 101,961,511 shares of common stock, par value $.01 per share, as of July 31, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) -- Three and Six Months Ended June 30, 2000 and
         1999........................................................    3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) -- Six Months Ended June 30, 2000 and 1999......    4
         Condensed Consolidated Balance Sheets -- June 30, 2000
         (Unaudited) and December 31, 1999...........................    5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   24

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   31

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   32

Item 4.  Submission of Matters to a Vote of Security Holders.........   33

Item 6.  Exhibits and Reports on Form 8-K............................   34

Signature............................................................   35

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE      FOR THE SIX
                                                               MONTHS ENDED      MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
NET SALES*..................................................  $2,085   $1,907   $4,007   $3,600
Costs and expenses:
  Cost of products sold*....................................     851      829    1,657    1,571
  Selling, general and administrative expenses..............     897      767    1,724    1,448
  Tobacco settlement and related expenses...................      (3)      --       (3)      --
  Amortization of trademarks and goodwill...................      91       91      183      183
  Headquarters close-down and related charges...............      --      143       --      143
                                                              ------   ------   ------   ------
     OPERATING INCOME.......................................     249       77      446      255
Interest and debt expense...................................      43       77       86      182
Interest income.............................................     (21)     (30)     (45)     (31)
Other expense, net..........................................       7       31       16       39
                                                              ------   ------   ------   ------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES................................................     220       (1)     389       65
Provision for income taxes..................................     111       38      200       74
                                                              ------   ------   ------   ------
     INCOME (LOSS) FROM CONTINUING OPERATIONS...............     109      (39)     189       (9)
Discontinued operations:
  Income from operations of discontinued businesses, net of
     income taxes...........................................      --       20       --       85
  Gain on discontinued businesses, net of income taxes......      --    2,648       --    2,648
                                                              ------   ------   ------   ------
     INCOME BEFORE EXTRAORDINARY ITEM.......................     109    2,629      189    2,724
Extraordinary item -- loss on early extinguishment of debt,
  net of income taxes.......................................      --     (250)      --     (250)
                                                              ------   ------   ------   ------
     NET INCOME.............................................  $  109   $2,379   $  189   $2,474
                                                              ======   ======   ======   ======
BASIC INCOME PER SHARE:
  Income (loss) from continuing operations..................  $ 1.08   $ (.36)  $ 1.84   $ (.08)
  Income from discontinued operations.......................      --    24.54       --    25.14
  Extraordinary loss........................................      --    (2.30)      --    (2.30)
                                                              ------   ------   ------   ------
       Net income...........................................  $ 1.08   $21.88   $ 1.84   $22.76
                                                              ======   ======   ======   ======
DILUTED INCOME PER SHARE:
  Income (loss) from continuing operations..................  $ 1.07   $ (.36)  $ 1.84   $ (.08)
  Income from discontinued operations.......................      --    24.54       --    25.14
  Extraordinary loss........................................      --    (2.30)      --    (2.30)
                                                              ------   ------   ------   ------
       Net income...........................................  $ 1.07   $21.88   $ 1.84   $22.76
                                                              ======   ======   ======   ======
DIVIDENDS DECLARED PER SHARE................................  $ .775   $   --   $ 1.55   $   --
                                                              ======   ======   ======   ======

---------------

* Excludes excise taxes of $419 million and $318 million for the three months ended June 30, 2000 and 1999, respectively, and $810 million and $578 million for the six months ended June 30, 2000 and 1999, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2000            1999
                                                              --------        ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  189          $ 2,474
  Less income from discontinued operations..................       --            2,733
                                                               ------          -------
       Subtotal.............................................      189             (259)
                                                               ------          -------
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization..........................      244              243
     Deferred income tax benefit............................      (12)            (147)
     Extraordinary loss on early extinguishment of debt.....       --              384
     Changes in other working capital items, net............      (57)            (289)
     Tobacco settlement and related expenses, net of cash
      payments..............................................       69              654
     Headquarters close-down and related charges, net of
      cash payments.........................................       --               21
     Other, net.............................................      (12)             (13)
                                                               ------          -------
          Total adjustments.................................      232              853
                                                               ------          -------
       Net cash flows from operating activities.............      421              594
                                                               ------          -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Proceeds from maturities of short-term investments........      110               --
  Capital expenditures......................................      (24)             (20)
  Net proceeds from the sale of the international tobacco
     business...............................................       --            7,796
  Other, net................................................        4               --
                                                               ------          -------
       Net cash flows from investing activities.............       90            7,776
                                                               ------          -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................       --            1,244
  Repayments of long-term debt..............................      (27)          (4,450)
  Decrease in short-term borrowing..........................       --              (62)
  Transfer and payments to former parent....................       --           (2,077)
  Repurchase of common stock................................     (115)              --
  Dividends paid on common stock............................     (164)              --
  Other, net................................................        8                6
                                                               ------          -------
       Net cash flows used in financing activities..........     (298)          (5,339)
                                                               ------          -------
Net cash flows related to discontinued operations...........       --              116
                                                               ------          -------
Net change in cash and cash equivalents.....................      213            3,147
Cash and cash equivalents at beginning of period............    1,177               --
                                                               ------          -------
Cash and cash equivalents at end of period..................   $1,390          $ 3,147
                                                               ======          =======
Income taxes paid, net of refunds...........................   $  154          $   101
Interest paid...............................................   $   69          $   258
Tobacco settlement and related expense payments.............   $1,072          $   416

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,390       $ 1,177
  Short-term investments....................................         --           110
  Accounts and notes receivable, net........................         96            84
  Inventories...............................................        550           565
  Deferred income taxes.....................................        436           437
  Prepaid excise taxes and other............................        111            95
                                                                -------       -------
          Total current assets..............................      2,583         2,468
Property, plant and equipment, net..........................      1,058         1,080
Trademarks, net.............................................      3,017         3,070
Goodwill, net...............................................      7,433         7,563
Other assets and deferred charges...........................        202           196
                                                                -------       -------
                                                                $14,293       $14,377
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    76       $    81
  Tobacco settlement and related accruals...................      1,353         1,278
  Accrued liabilities.......................................      1,247         1,273
  Current maturities of long-term debt......................        412           387
  Income taxes accrued......................................        107            49
                                                                -------       -------
          Total current liabilities.........................      3,195         3,068
Long-term debt (less current maturities)....................      1,600         1,653
Long-term retirement benefits...............................        598           676
Deferred income taxes.......................................      1,617         1,630
Other noncurrent liabilities................................        292           286
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 110,617,118 in 2000 and
     109,631,397 in 1999)...................................          1             1
  Paid-in capital...........................................      7,204         7,287
  Retained earnings (accumulated deficit)...................         --          (131)
  Accumulated other comprehensive income (loss):
     Cumulative minimum pension liability adjustment........        (13)          (13)
  Other stockholders' equity................................        (30)          (25)
                                                                -------       -------
                                                                  7,162         7,119
  Treasury stock, at cost (shares: 8,276,637 in 2000 and
     2,728,630 in 1999).....................................       (171)          (55)
                                                                -------       -------
          Total stockholders' equity........................      6,991         7,064
                                                                -------       -------
                                                                $14,293       $14,377
                                                                =======       =======

            See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- INTERIM REPORTING

Basis of Presentation

     The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its subsidiaries, including R. J. Reynolds Tobacco Company, referred to as RJR Tobacco.

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications were made to conform prior periods' financial statements to the current presentation. All dollar amounts are in millions unless otherwise noted.

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

     For the three and six months ended June 30, 1999, operating results of the discontinued operations included net sales of $1.3 billion and $3.8 billion, respectively, and a provision for income taxes of $39 million and $87 million, respectively.

Recently Issued and Proposed Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management is in the process of reviewing the terms of all material contracts and financial instruments to determine the impact, if any, that adoption of SFAS No. 133, as amended, will have on its financial position or results of operations.

     In May 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of 2000 and would be treated as a cumulative effect of an accounting change or prospectively to new sales incentives offered on or after the effective date. Prior period financial statements presented for comparative purposes would be reclassified to comply with the income statement display requirements. RJR's management has not yet determined the impact that adoption of EITF No. 00-14 will have on its financial position or results of operations.

Comprehensive Income

     Total comprehensive income for the three months ended June 30, 2000 and 1999 was $.1 billion and $2.4 billion, respectively. Total comprehensive income for the six months ended June 30, 2000 and 1999 was $.2 billion and $2.4 billion, respectively. Total comprehensive income includes net income, foreign currency translation adjustments and minimum pension liability adjustments.

Tobacco Settlement and Related Expenses

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for tobacco settlement and related expenses of which $151 million was for employee severance and related benefits. During the six months ended June 30, 2000, $20 million of this reserve was utilized for employee severance and related benefits and $3 million was reversed reflecting a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction. The remaining reserve balance at June 30, 2000 was $15 million. Cash expenditures related to the termination of employees was $62 million as of June 30, 2000.

Earnings Per Share

     The components of the calculation of earnings per share were:

                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   -------------------
                                                  2000        1999        2000       1999
                                                ---------   ---------   --------   --------
Income (loss) from continuing operations......  $    109    $    (39)   $    189   $     (9)
Income from discontinued operations...........        --       2,668          --      2,733
Extraordinary loss............................        --        (250)         --       (250)
                                                --------    --------    --------   --------
Net income....................................  $    109    $  2,379    $    189   $  2,474
                                                ========    ========    ========   ========
Basic weighted average shares, in thousands...   101,375     108,703     102,442    108,697
  Effect of dilutive potential shares:
     Restricted stock.........................       284          --         156         --
                                                --------    --------    --------   --------
Diluted weighted average shares, in
  thousands...................................   101,659     108,703     102,598    108,697
                                                ========    ========    ========   ========

     During the three and six months ended June 30, 2000, approximately 1,634,000 outstanding shares of restricted stock were excluded from the basic share calculation, as the related vesting provisions had not been met.

NOTE 2 -- INVENTORIES

     The major components of inventories were:

                                           JUNE 30,   DECEMBER 31,
                                             2000         1999
                                           --------   ------------
Leaf tobacco.............................    $339         $361
Raw materials............................      25           26
Work in process..........................      59           48
Finished products........................     105          105
Other....................................      22           25
                                             ----         ----
                                             $550         $565
                                             ====         ====

NOTE 3 -- CONTINGENCIES

Tobacco Litigation

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the second quarter of 2000, 66 new actions were served against RJR Tobacco and/or its affiliates or indemnitees and 67 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On June 30, 2000, there were 535 active cases pending, as compared with 620 on June 30, 1999 and 575 on June 30, 1998. As of July 24, 2000, 537 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 536 in the United States and 1 in the Marshall Islands. The U.S. case number does not include the 638 Broin II cases pending as of July 24, 2000, discussed below.

     The U.S. cases, exclusive of the 638 Broin II cases, are pending in 39 states and the District of Columbia. The breakdown is as follows: 110 in West Virginia; 103 in New York; 54 in California; 43 in Florida; 29 in Louisiana; 19 in the District of Columbia; 18 in Texas; 14 in Massachusetts; 11 in each of Alabama, Iowa and Pennsylvania; 9 in each of Mississippi, New Jersey and Tennessee; 8 in New Mexico; 7 in Ohio; 6 in each of Illinois, Missouri and Nevada; 5 in each of Georgia, Minnesota and Wisconsin; 4 in Oklahoma; 3 in each of Connecticut, Indiana, Michigan, North Dakota and New Hampshire; 2 in each of Arkansas, Arizona, Kansas, Maryland, South Carolina, South Dakota and Washington; and 1 in each of Hawaii, Kentucky, Maine, North Carolina and Utah. Of the 536 active U.S. cases, 137 are pending in federal court, 395 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act, indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Five of the 536 active cases in the United States, plus the 638 Broin II cases, involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Forty cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 57 cases seek recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results. Juries have found for plaintiffs in nine smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid and most of the verdicts have been overturned on appeal. Two non-RJR Tobacco individual cases in which a jury found against a cigarette manufacturer remain on appeal. In Henley v. Philip Morris, Inc., on February 9, 1999, a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris on March 30, 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending.

     RJR Tobacco has prevailed in every individual smoker case that has gone to trial except one, Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case in which the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages ($10 million against RJR Tobacco and $10 million against Philip Morris). RJR Tobacco and Philip Morris have filed their notice of appeal. On June 27, 2000, a Brooklyn, New York state court jury found in favor of RJR Tobacco and other tobacco industry defendants in Anderson v. Fortune Brands, Inc. Most recently, on July 12, 2000, a Mississippi state court jury found for RJR Tobacco in Nunnally v. R. J. Reynolds Tobacco Co.

     Broin II Cases. Numerous lawsuits have been filed, mostly in Florida, by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins, referred to as the Broin II cases. These lawsuits follow the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, where the industry agreed (1) to contribute to a fund to research secondhand smoke issues and (2) that individual lawsuits might be brought on behalf of any or all of the Broin class members. In these lawsuits, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins, and is legally entitled to recover damages from one or more United States cigarette manufacturers, including RJR Tobacco. As of July 24, 2000, approximately 638 such suits were pending against RJR Tobacco.

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

Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or who are the legal survivors of such persons. Class certification motions are pending in several state and federal courts, including in the United States District Court for the Eastern District of New York in Simon v. Philip Morris Inc., a purported nationwide class of smokers.

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

     Similarly, most state courts have refused to certify smoker class actions. On January 10, 2000, in Taylor v. American Tobacco Co., a Michigan state court judge denied certification of another smoker class action. On April 3 and April 10, 2000, a California state court judge denied certification in two separate state court actions, Daniels v. Philip Morris Cos., Inc. and Brown v. American Tobacco Co. Finally, on May 16, 2000, in Richardson v. Philip Morris Inc., the highest state court in Maryland reversed a trial court's decision to certify a class of individual smokers.

     Classes have remained certified thus far in three state court class-action cases. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. This case is scheduled to begin trial on January 15, 2001.

     In addition, defendants settled one class-action suit, Broin v. Philip Morris, Inc., on October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

     Trial in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes, began in July 1998. The trial was divided into three phases. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which consisted of the claims of three of the named class representatives, began November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.23 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. The legal effect of that finding is to bar his claim based on the applicable statute of limitations. In the second phase, the trial court also ordered the jury to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco. The defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict, on July 24, 2000. Under the trial plan, the third phase will address all other class members' claims, including issues of specific causation, reliance and affirmative defenses, in individual trials before separate juries.

     On July 14, 2000, the Southeastern Iron Workers Union filed a motion to intervene in the Engle case, seeking to protect its members' subrogation rights under the federal Employment Retirement Income and Security Act. Based on the federal question raised in that motion, RJR Tobacco and the other defendants removed the case to federal court in Miami on July 24, 2000. The removal stays all state court proceedings unless and until the federal court decides to return the case to the state court. The federal court has scheduled a status conference for August 8, 2000.

     Compensatory damages, if any, would not have to be paid to any plaintiff until the end of his or her trial and the appellate process. As currently structured, punitive damages, if any, will not be awarded to any individual plaintiff until the completion of both the second and third phases of Engle. RJR Tobacco does not believe it would be necessary to post bond to stay execution of any judgment awarding punitive damages until a judgment is entered awarding punitive damages to an individual plaintiff. However, in a worst case scenario, the court could enter a judgment for punitive damages on behalf of the entire class in an amount not capable of being bonded, possibly resulting in efforts to execute on the judgement before it can be reviewed on appeal. RJR Tobacco believes that the entry of a judgment for punitive damages on behalf of the entire class would be contrary to U.S. and Florida law and will take all appropriate actions to prevent this scenario from occurring.

     On May 9, 2000, the State of Florida enacted legislation that, among other things, limits the size of a bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to the lower of
(1) the amount of punitive damages plus twice the statutory rate of interest, or
(2) ten percent of the defendant's net worth, provided that in no case shall the amount of the required bond exceed $100 million. Although the legislation is intended to apply to the Engle case, RJR Tobacco cannot predict the outcome of any possible challenges to the legislation's validity. In addition, four states, Georgia, Kentucky, North Carolina and Virginia, have enacted legislation that limits the size of the bond required to stay execution of a punitive damages verdict pending appeal, but does not affect the underlying verdict.

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

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of July 24, 2000, final approval had been achieved in 50 settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contains releases of various additional present and future claims.

     In each state where final approval has been obtained, the MSA released RJR Tobacco, several of its indemnitees and RJR from: (1) all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.1 billion during the six months ended June 30, 2000 and $1.6 billion in the 12 months ended December 31, 1999. RJR Tobacco estimates these payments in 2000 will exceed $2.2 billion and in future years will exceed $2 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

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

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. RJR Tobacco is awaiting the court's decision.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of July 24, 2000, approximately 23 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several purport to be class actions on behalf of all union trust funds in a particular state.

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

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, out of which four remain pending in tribal courts, one in federal court in New Mexico and one class action in San Diego Superior Court. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On July 11, 2000, in Lower Brule Sioux Tribe v. American Tobacco Co., the Lower Brule Sioux Tribe voluntarily dismissed its suit in tribal court.

     Five groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, also have advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal in the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a conspiracy claim. Oral argument on questions certified to the Supreme Court of the State of Minnesota was heard on June 1, 2000. Trial is set for December 1, 2000.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. On December 14, 1999, a federal district court in Washington dismissed a similar case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Most recently on May 30, 2000, in A.O. Fox Memorial Hospital
v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses.

     On January 5, 2000, a San Diego Superior Court judge dismissed certain claims in two lawsuits: California v. Philip Morris, Inc., Superior Court, Los Angeles County, California and California v. Brown & Williamson Tobacco Corp., Superior Court, San Francisco County, California. These lawsuits were brought by the cities of Los Angeles and San Jose, on behalf of the people of California, who claim that the tobacco industry violated State Proposition 65 by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge found that the industry had not violated Proposition 65 and dismissed those claims. The judge did not dismiss certain other California state law claims. These cases are scheduled for trial beginning on or about September 25, 2000.

     Finally, approximately 175 lawsuits, of which 15 remain pending, have been filed against RJR Tobacco by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of those cases, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New

York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999 and is scheduled for trial after September 1, 2000.

     Antitrust Cases. Approximately 35 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, who are suing United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial in the United States District Court for the Northern District of Georgia.

     On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco's motion to transfer this action to the United States District Court for the Middle District of North Carolina. The suit alleges that RJR Tobacco's Every-Day-Low-Price merchandising program, which provides consumer discounts in retail establishments that choose to offer RJR Tobacco products as their lowest-priced cigarettes, is a violation of the Sherman Antitrust Act and New Jersey antitrust laws. RJR Tobacco believes that its program is pro-competitive and that the court will find Liggett's allegations to be without merit.

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. Discovery is ongoing.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery has not commenced.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was filed in the United States District Court for the District of Columbia, on behalf of an estimated 520,000 tobacco growers and quota holders in the United States. The complaint alleges that the major tobacco companies conspired among themselves, and with 14 attorneys general and one individual, to subvert and undermine the longstanding regulatory system administered by the U.S. Department of Agriculture, pursuant to federal statutes and regulations governing the production and sale of cigarette tobacco in the United States. The suit asserts claims for violations of the Sherman Antitrust Act, breach of fiduciary duty and fraud. The plaintiffs seek damages, including treble damages under the antitrust statute, totaling $69 billion.

     Recent and Scheduled Trials. As of July 24, 2000, 16 cases are scheduled for trial before year-end 2000 against RJR Tobacco. Multiple health-care cost recovery and/or contribution trials are scheduled in 2000 before the United States District Court for the Eastern District of New York. These include the Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. and Falise v. American Tobacco Co. cases. Trial in the two related Proposition 65 cases pending in California is scheduled to begin on or about September 25, 2000. A putative class action, Blankenship v. Philip Morris, Inc., is scheduled to begin trial on October 2, 2000, in Wheeling, West Virginia. Two individual cases, Little v. Brown & Williamson Tobacco Corp., in federal court in South Carolina, and Seaborn v. R. J. Reynolds Tobacco Co., in state court in Alabama, are scheduled to begin October 2, 2000 and October 23, 2000, respectively. Additional cases against other tobacco company defendants also are scheduled for trial before year-end 2000. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to a document subpoena dated July 7, 1999 and is in the process of responding to an additional subpoena dated June 1, 2000.

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

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. The plaintiff appealed this case to the United States Court of Appeals on July 28, 2000.

     On January 21, 2000, the Republic of Ecuador filed suit against the tobacco industry in the Circuit Court of Dade County, Florida alleging the industry engaged in the smuggling of cigarettes to avoid Ecuadorean duties and taxes. RJR and RJR Tobacco were not served until April 27, 2000. Defendants removed the case to federal court on May 25, 2000. On June 7, 2000 the case was transferred to the Judicial Panel on Multidistrict Litigation. On July 10, 2000, the federal court remanded this action to state court. Defendants are currently appealing the remand ruling.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Discovery has been completed and trial is scheduled for October 2000.

                             ---------------------

     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates, including RJR, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of such claims. A number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

     Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on either or both of these entities. RJR Tobacco and RJR each believe that they have a number of valid defenses to any of those actions and intend to defend those actions vigorously.

     RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR's financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR's management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

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

     RJR Tobacco has been notified by the EPA of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA was sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. It also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. This matter is in its preliminary stage, as information is still being gathered about other potentially responsible parties not yet known or notified by the EPA.

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

     In connection with the spin-off, RJR, NGH and Nabisco entered into (1) a tax sharing agreement which generally seeks to allocate tax liabilities ratably based upon RJR's taxable income and that of NGH had the parties been separate tax payers, and (2) a distribution agreement which seeks to allocate pension and benefit funding liabilities. In the tax sharing agreement, NGH also agreed to indemnify RJR for taxes arising from the spin-off or the Nabisco transfer, although RJR would be responsible for taxes if its own act, omission or misrepresentation caused such tax liability to arise. If NGH were unable to satisfy its obligations under these agreements, RJR would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the final outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco in connection with the matters described in the preceding sentence, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

NOTE 4 -- STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2000 were:

                                                                   ACCUMULATED
                                                     RETAINED         OTHER
                                                     EARNINGS     COMPREHENSIVE       OTHER                      TOTAL
                                COMMON   PAID-IN   (ACCUMULATED      INCOME       STOCKHOLDERS'   TREASURY   STOCKHOLDERS'
                                STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY        STOCK        EQUITY
                                ------   -------   ------------   -------------   -------------   --------   -------------
Balance at December 31,
  1999........................    $1     $7,287       $(131)          $(13)           $(25)        $ (55)       $7,064
Net income....................    --         --         189             --              --            --           189
    Total comprehensive
      income..................
Dividends declared............    --       (102)        (58)            --              --            --          (160)
Stock options exercised.......    --          8          --             --              --            --             8
Restricted stock awarded......    --         11          --             --             (11)           --            --
Restricted stock amortized....    --         --          --             --               5            --             5
Restricted stock forfeited....    --         --          --             --               1            (1)           --
Stock repurchased.............    --         --          --             --              --          (115)         (115)
                                  --     ------       -----           ----            ----         -----        ------
Balance at June 30, 2000......    $1     $7,204       $  --           $(13)           $(30)        $(171)       $6,991
                                  ==     ======       =====           ====            ====         =====        ======


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  1999........................
Net income....................      $189
                                    ----
    Total comprehensive
      income..................      $189
                                    ====
Dividends declared............
Stock options exercised.......
Restricted stock awarded......
Restricted stock amortized....
Restricted stock forfeited....
Stock repurchased.............
Balance at June 30, 2000......

NOTE 5 -- STOCK PLANS

     During the six months ended June 30, 2000, RJR granted approximately 674,000 shares of restricted stock to eligible employees under the 1999 Long-Term Incentive Plan. These shares may not be disposed of or transferred during the three-year restricted period. These restrictions will lapse in 2003, unless the related shares are forfeited. The market price of the stock on the grant date was charged to stockholders' equity as unearned compensation, and will be amortized over the three-year vesting period.

     During the quarter ended June 30, 2000, certain key employees exercised stock options that provided for the issuance of approximately 311,000 shares of common stock. Since RJR has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options, no compensation expense has been recorded relating to stock options.

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2000
Net sales......................................  $   --    $ 2,068       $    19         $    (2)        $2,085
Cost of products sold..........................      --        845             6              --            851
Selling, general and administrative expenses...      11        968           (82)             --            897
Tobacco settlement and related expenses........      --         (3)           --              --             (3)
Amortization of trademarks and goodwill........      --         65            26              --             91
Interest and debt expense......................      41          2            --              --             43
Interest income................................      --        (18)           (3)             --            (21)
Intercompany interest expense (income).........      (2)        98           (96)             --             --
Other expense (income), net....................       7       (355)            2             353              7
                                                 ------    -------       -------         -------         ------
  INCOME (LOSS) BEFORE INCOME TAXES............     (57)       466           166            (355)           220
Provision for (benefit from) income taxes......     (20)        72            54               5            111
Equity income from subsidiaries................     503        109            --            (612)            --
                                                 ------    -------       -------         -------         ------
  NET INCOME...................................  $  466    $   503       $   112         $  (972)        $  109
                                                 ======    =======       =======         =======         ======
FOR THE THREE MONTHS ENDED JUNE 30, 1999
Net sales......................................  $   --    $ 1,921       $   (14)        $    --         $1,907
Cost of products sold..........................      --        848           (19)             --            829
Selling, general and administrative expenses...      18        807           (58)             --            767
Amortization of trademarks and goodwill........      --         65            26              --             91
Headquarters close-down and related charges....     143         --            --              --            143
Interest and debt expense......................      77         --            --              --             77
Interest income................................      (3)       (20)           (7)             --            (30)
Intercompany interest expense (income).........    (154)       185           (31)             --             --
Other expense (income), net....................      41         21           (31)             --             31
                                                 ------    -------       -------         -------         ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES........................    (122)        15           106              --             (1)
Provision for (benefit from) income taxes......     (23)        36            25              --             38
Equity income (loss) from subsidiaries from
  continuing operations........................      60         80            --            (140)            --
                                                 ------    -------       -------         -------         ------
  INCOME (LOSS) FROM CONTINUING OPERATIONS.....     (39)        59            81            (140)           (39)
Income (loss) from discontinued operations, net
  of taxes.....................................    (606)     5,373        (2,099)             --          2,668
Equity income (loss) from subsidiaries from
  discontinued operations......................   3,274     (2,099)           --          (1,175)            --
                                                 ------    -------       -------         -------         ------
  NET INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM.......................................   2,629      3,333        (2,018)         (1,315)         2,629
Extraordinary item - loss on early
  extinguishment of debt, net of income
  taxes........................................    (250)        --            --              --           (250)
                                                 ------    -------       -------         -------         ------
  NET INCOME (LOSS)............................  $2,379    $ 3,333       $(2,018)        $(1,315)        $2,379
                                                 ======    =======       =======         =======         ======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Net sales......................................  $   --    $3,974        $    35         $    (2)        $4,007
Cost of products sold..........................      --     1,647             10              --          1,657
Selling, general and administrative expenses...      17     1,855           (148)             --          1,724
Tobacco settlement and related expenses........      --        (3)            --              --             (3)
Amortization of trademarks and goodwill........      --       130             53              --            183
Interest and debt expense......................      84         2             --              --             86
Interest income................................      --       (41)            (4)             --            (45)
Intercompany interest expense (income).........      (5)      195           (190)             --             --
Other expense (income), net....................      16      (355)             2             353             16
                                                 ------    ------        -------         -------         ------
    INCOME (LOSS) BEFORE INCOME TAXES..........    (112)      544            312            (355)           389
Provision for (benefit from) income taxes......     (39)      130            107               2            200
Equity income from subsidiaries................     619       205             --            (824)            --
                                                 ------    ------        -------         -------         ------
    NET INCOME.................................  $  546    $  619        $   205         $(1,181)        $  189
                                                 ======    ======        =======         =======         ======
FOR THE SIX MONTHS ENDED JUNE 30, 1999
Net sales......................................  $   --    $3,576        $    24         $    --         $3,600
Cost of products sold..........................      --     1,569              2              --          1,571
Selling, general and administrative expenses...      39     1,546           (137)             --          1,448
Amortization of trademarks and goodwill........      --       130             53              --            183
Headquarters close-down and related charges....     143        --             --              --            143
Interest and debt expense......................     182        --             --              --            182
Interest income................................      (4)      (20)            (7)             --            (31)
Intercompany interest expense (income).........    (387)      421            (34)             --             --
Other expense, net.............................       9        21              9              --             39
                                                 ------    ------        -------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES......................      18       (91)           138              --             65
Provision for income taxes.....................      14        23             37              --             74
Equity income (loss) from subsidiaries from
  continuing operations........................     (13)      101             --             (88)            --
                                                 ------    ------        -------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS...      (9)      (13)           101             (88)            (9)
Income (loss) from discontinued operations, net
  of taxes.....................................    (577)    5,373         (2,063)             --          2,733
Equity income (loss) from subsidiaries from
  discontinued operations......................   3,310    (2,063)            --          (1,247)            --
                                                 ------    ------        -------         -------         ------
    NET INCOME (LOSS) BEFORE EXTRAORDINARY
      ITEM.....................................   2,724     3,297         (1,962)         (1,335)         2,724
Extraordinary item -- loss on early
  extinguishment of debt, net of income
  taxes........................................    (250)       --             --              --           (250)
                                                 ------    ------        -------         -------         ------
    NET INCOME (LOSS)..........................  $2,474    $3,297        $(1,962)        $(1,335)        $2,474
                                                 ======    ======        =======         =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Cash flows from (used in) operating
  activities..................................  $  (105)   $  582        $   299          $(355)        $   421
                                                -------    ------        -------          -----         -------
Cash flows from (used in) investing
  activities:
  Proceeds from maturities of short-term
    investments...............................       --       109              1             --             110
  Other investing activities..................      164       (20)            --           (164)            (20)
                                                -------    ------        -------          -----         -------
    Net cash flows from investing
      activities..............................      164        89              1           (164)             90
                                                -------    ------        -------          -----         -------
Cash flows from (used in) financing
  activities:
  Intercompany transfers......................      239      (285)            46             --              --
  Repayments of long-term debt................      (27)       --             --             --             (27)
  Repurchase of common stock..................     (115)       --             --             --            (115)
  Dividends paid on common stock..............     (164)     (164)          (355)           519            (164)
  Other, net..................................        8        --             --             --               8
                                                -------    ------        -------          -----         -------
    Net cash flows from (used in) financing
      activities..............................      (59)     (449)          (309)           519            (298)
                                                -------    ------        -------          -----         -------
Net change in cash and cash equivalents.......       --       222             (9)            --             213
Cash and cash equivalents at beginning of
  period......................................       --     1,060            117             --           1,177
                                                -------    ------        -------          -----         -------
Cash and cash equivalents at end of period....  $    --    $1,282        $   108          $  --         $ 1,390
                                                =======    ======        =======          =====         =======
FOR THE SIX MONTHS ENDED JUNE 30, 1999
Cash flows from operating activities..........  $   119    $  345        $   246          $  --         $   594
                                                -------    ------        -------          -----         -------
Cash flows from (used in) investing
  activities:
  Net proceeds from the sale of the
    international tobacco business............      (35)    2,611          5,220             --           7,796
  Other, net..................................       --       (20)            --             --             (20)
                                                -------    ------        -------          -----         -------
    Net cash flows from (used in) investing
      activities..............................      (35)    2,591          5,220             --           7,776
                                                -------    ------        -------          -----         -------
Cash flows from (used in) financing
  activities:
  Proceeds from issuance of long-term debt....    1,244        --             --             --           1,244
  Repayment of long-term debt.................   (4,450)       --             --             --          (4,450)
  Transfer and payments to former parent......   (2,077)       --             --             --          (2,077)
  Intercompany transfers......................    5,221      (763)        (4,458)            --              --
  Other, net..................................      (56)       --             --             --             (56)
                                                -------    ------        -------          -----         -------
    Net cash flows used in financing
      activities..............................     (118)     (763)        (4,458)            --          (5,339)
                                                -------    ------        -------          -----         -------
Cash flows related to discontinued
  operations..................................       --        --             --             --             116
                                                -------    ------        -------          -----         -------
Net change in cash and cash equivalents.......      (34)    2,173          1,008             --           3,147
Cash and cash equivalents at beginning of
  period......................................       40       (40)            --             --              --
                                                -------    ------        -------          -----         -------
Cash and cash equivalents at end of period....  $     6    $2,133        $ 1,008          $  --         $ 3,147
                                                =======    ======        =======          =====         =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
JUNE 30, 2000
ASSETS
Cash and cash equivalents.....................  $    --    $ 1,282        $  108         $     --       $ 1,390
Other current assets..........................       64      1,807            64             (742)        1,193
Trademarks, net...............................       --         --         3,017               --         3,017
Goodwill, net.................................       --      7,433            --               --         7,433
Intercompany note receivable..................      140         31         4,788           (4,959)           --
Investment in subsidiaries....................   10,511      6,469            --          (16,980)           --
Other noncurrent assets.......................       62      1,193             5               --         1,260
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,777    $18,215        $7,982         $(22,681)      $14,293
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...........................  $ 1,403    $ 2,456        $   76         $   (740)      $ 3,195
Intercompany note payable.....................       48      4,524           387           (4,959)           --
Long-term debt (less current maturities)......    1,600         --            --               --         1,600
Other noncurrent liabilities..................      732        723         1,052               --         2,507
Stockholders' equity..........................    6,994     10,512         6,467          (16,982)        6,991
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,777    $18,215        $7,982         $(22,681)      $14,293
                                                =======    =======        ======         ========       =======
DECEMBER 31, 1999
ASSETS
Cash and cash equivalents.....................  $    --    $ 1,060        $  117         $     --       $ 1,177
Other current assets..........................        2      1,608           164             (483)        1,291
Trademarks, net...............................       --         --         3,070               --         3,070
Goodwill, net.................................       --      7,563            --               --         7,563
Intercompany note receivable..................      143         31         4,574           (4,748)           --
Investment in subsidiaries....................   10,401      6,764            --          (17,165)           --
Other noncurrent assets.......................       81      1,191             4               --         1,276
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...........................  $ 1,155    $ 2,365        $   31         $   (483)      $ 3,068
Intercompany note payable.....................       53      4,664            31           (4,748)           --
Long-term debt (less current maturities)......    1,653         --            --               --         1,653
Other noncurrent liabilities..................      702        787         1,103               --         2,592
Stockholders' equity..........................    7,064     10,401         6,764          (17,165)        7,064
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======

NOTE 7 -- ACQUISITION

     On June 25, 2000, RJR, RJR Acquisition Corp., a wholly owned subsidiary of RJR, and NGH entered into an agreement and plan of merger, referred to as the Merger Agreement, which provides for RJR to acquire 100% of the outstanding voting stock of NGH. Under the Merger Agreement, RJR Acquisition Corp. will merge with and into NGH, and NGH will become a wholly owned subsidiary of RJR. As a result of the merger, each outstanding share of NGH common stock will be converted into the right to receive $30 in cash. The aggregate purchase price for the acquisition is approximately $9.8 billion.

     The transaction is contingent upon NGH stockholder approval, regulatory review and approval and the successful completion of the sale of NGH's 80.5% interest in Nabisco to Philip Morris Companies, Inc. for approximately $11.8 billion in cash. The acquisition is expected to close early in the fourth quarter of 2000.

NOTE 8 -- SUBSEQUENT EVENT

     During July 2000, RJR repurchased 390,000 shares of its common stock with a total cost of approximately $11 million under its existing authorization of $225 million, resulting in cumulative repurchases of 8,642,139 shares with a total cost of approximately $181 million as of July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

                                             FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                ENDED JUNE 30,           ENDED JUNE 30,
                                             --------------------      ------------------
                                              2000         1999         2000        1999
                                             -------      -------      ------      ------
Net sales..................................  $2,085       $1,907       $4,007      $3,600
Cost of products sold (*)..................     851          829        1,657       1,571
Selling, general and administrative
  expenses.................................     897          767        1,724       1,448
Tobacco settlement and related expenses....      (3)          --           (3)         --
                                             ------       ------       ------      ------
Operating company contribution.............  $  340       $  311       $  629      $  581
                                             ======       ======       ======      ======

---------------

(*) $591 million and $563 million of ongoing settlement expense was recorded in cost of products sold for the three months ended June 30, 2000 and 1999, respectively, and $1.1 billion was recorded during each of the six-month periods ended June 30, 2000 and 1999. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

     Net sales of $2.1 billion and $4 billion for the three months and six months ended June 30, 2000 increased 9.3% and 11.3%, respectively, from the comparable prior-year periods. The increase in both comparative periods was primarily driven by favorable pricing of $217 million for the second quarter and $392 million for the six- month period resulting from price increases in 1999 and early 2000, primarily in response to litigation settlements. Volume declines adversely impacted net sales by $38 million in the second quarter. However, increased volume impacted net sales $13 million favorably for the six-month period. RJR Tobacco's total shipment volume during the quarter ended June 30, 2000 of 24.6 billion units, excluding Puerto Rico and certain other U.S. territories' volume of approximately .3 billion units, decreased 1.8% from the quarter ended June 30, 1999, while industry volume increased 1.4%. Shipment volume, excluding Puerto Rico shipments, increased 0.4% during the first six months of 2000 versus the prior-year period, while industry shipments increased 2.9% impacted by wholesale and retail buying patterns. Preliminary analysis indicates that consumption for RJR Tobacco, and the industry, declined during the first six months of 2000 compared to the prior-year period. Consumption is expected to continue to decline through 2000, resulting in lower shipments for RJR Tobacco, and the industry, compared to last year.

     RJR Tobacco's full-price shipments represented 63.4% and 62.2% of total shipments for the quarters ended June 30, 2000 and 1999, respectively, and 62.9% and 62.1% in the six months ended June 30, 2000 and 1999, respectively. Industry-wide, full-price shipments represented 73.5% and 73.1% of total shipments for the quarters ended June 30, 2000 and 1999, respectively, and 73.7% and 73.5% for the six months ended June 30, 2000 and 1999, respectively. Shipment volume for CAMEL, excluding the non-filter style, was up 12.7% during the quarter ended June 30, 2000 compared to the second quarter of 1999, which significantly outperformed the industry full-price increase of 2.0%. CAMEL shipment volume, excluding the non-filter style, was up 11.5% for the six months ended June 30, 2000 versus the 1999 period, while the industry full-price increase was 3.3%. CAMEL shipment volume was supported by the "Pleasure to Burn" advertising program, the CML magalog, new specialty product promotions and, most recently, the Turkish Gold line extension. Shipments of WINSTON's base styles decreased 3.8% and 0.5% during the three- and six-month periods ended June 30, 2000, respectively, from the prior-year periods. New ads featuring WINSTON's "First Cut" tobacco and emphasizing the brand's "No Bull," straight-up positioning were introduced in the second quarter 2000. SALEM shipments were down 3.3% and 1.5% for the three- and six-month periods ended June 30, 2000, respectively, compared to the prior-year periods due to increased competitive activity in the menthol segment. Shipment volume for DORAL, the industry's leading savings brand, decreased 5.0% and 1.0% during the three- and six-month periods ended June 30, 2000, respectively, from the prior-year periods. DORAL's performance reflected a widening price gap versus deep-discount brands. Consistent with DORAL's disciplined discounting strategy, the brand is refining in-store promotional efforts in order to remain competitive. DORAL's product improvement of being "Packed Tighter to Burn Slower" as well as its "Imagine Getting More" advertising campaign continue to differentiate it from other savings brands.

     RJR Tobacco's retail share of market averaged 23.08% during the second quarter of 2000, a decline of 0.41 share points from the first quarter of 2000. Compared to the second quarter of 1999, RJR Tobacco's share fell 0.87 share points.

     CAMEL, RJR Tobacco's largest full price brand, continued to show strong growth. Retail share of market on CAMEL's non-filtered styles grew 0.05 share points compared to the first quarter of 2000 and was up 0.32 share points to 4.95% in the most recent quarter versus the second quarter of 1999. As discussed above, CAMEL has continued to introduce innovative marketing programs with strong appeal among competitive adult smokers.

     Base WINSTON's and SALEM's recent share performance has been impacted by more aggressive competitive promotion levels. Base WINSTON's share averaged 4.60% in the second quarter, down slightly from its first quarter share of 4.75% and the brand's 1999 second quarter share of 4.78%. SALEM's share averaged 3.02% in the most recent quarter compared to 3.06% in the first quarter of 2000 and 3.17% in the second quarter of 1999. SALEM's share in the markets where the brand has been fully repositioned has been essentially stable for the most recent 12 months.

     DORAL's retail share of market was 6.05% for the three months ending June 2000, down from 6.27% in the first quarter of 2000 and 6.43% in the second quarter of 1999. As pointed out earlier, the declines were due to an increase in the pricing advantage held by deep discount brands. Steps are being taken to address the retail competitive disadvantage experienced by DORAL, WINSTON and SALEM in recent months.

     In April 2000, RJR expanded its test market of ECLIPSE to include the Dallas/Fort Worth area, through direct mail and internet sales to age-verified, adult smokers. ECLIPSE is a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor. Additionally, using a four-step scientific methodology, RJR Tobacco has concluded that while the effect of ECLIPSE on the risk of cardiovascular disease in inconclusive, ECLIPSE may present smokers with less risk of cancer, chronic bronchitis and possibly emphysema when compared to other cigarettes. RJR is continuing to evaluate the test market results.

     Cost of products sold of $851 million in the second quarter of 2000 increased $22 million from the second quarter of 1999, primarily due to an increase of $28 million in ongoing settlement costs partly offset by decreased volume. Cost of products sold of $1.7 billion in the first six months of 2000 increased $86 million from 1999, primarily due to an increase of $73 million in ongoing settlement costs.

     Selling, general and administrative expenses of $897 million for the second quarter of 2000 increased $130 million from the comparable prior-year quarter. For the first six months of 2000, selling, general and administrative expenses of $1.7 billion increased $276 million from the prior-year period. These changes over the prior-year periods were primarily due to increased promotional expense, composed mainly of competitive discounts, partially offset by lower corporate expense.

     Up-front tobacco settlement and related expenses reflect a $3 million reversal of the liability for employee severance and related benefits during the second quarter of 2000. This reversal reflects a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction.

     Operating company contribution increased 9.3% to $340 million for the second quarter of 2000 and increased 8.3% to $629 million for the first six months of 2000 when compared to the prior-year periods. These increases are primarily due to the factors discussed above.

     During the second quarter of 1999, RJR recorded a charge of $143 million, $93 million after-tax, in connection with the elimination of its New York corporate headquarters. The elimination of headquarters resulted from the reorganization transactions described in note 1 to the condensed consolidated financial statements. Total cash expenditures related to this charge were $122 million. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees at the New York headquarters. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

     Interest and debt expense of $43 million in the second quarter of 2000 decreased $34 million from the second quarter of 1999. For the first six months of 2000, interest and debt expense of $86 million decreased $96 million from the comparable prior-year period. The decrease in both periods resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt, during the second quarter of 1999.

     Interest income decreased $9 million for the three-month period ended June 30, 2000, compared to the prior-year period, primarily reflecting the use of the approximately $4 billion net pre-tax proceeds from the sale of the international tobacco business in the second quarter of 1999. Interest income increased $14 million in the six-month period ended June 30, 2000 from the comparative period primarily due to higher cash balances during the first quarter of 2000 in anticipation of the 2000 MSA settlement payments. See note 1 and note 3 to the condensed consolidated financial statements.

     Other expense, net decreased $24 million and $23 million for the quarter and six-month period ended June 30, 2000, respectively, from the comparable prior-year periods. These decreases are primarily the result of higher 1999 charges related to the spin-off. See note 1 to the condensed consolidated financial statements.

     RJR Tobacco recorded a tax provision of $111 million, or an effective rate of 50.5%, in the second quarter of 2000 compared to $38 million recorded in the second quarter of 1999. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

     Discontinued operations for the three- and six-month periods ended June 30, 1999 included after-tax income of $20 million and $85 million, respectively, related to the operations of the international tobacco business and Nabisco, as well as the $2.6 billion gain on the sale of the international tobacco business in May of 1999, partially offset by the $322 million loss on the recognition of Nabisco's cumulative translation adjustment account. See note 1 to the condensed consolidated financial statements.

     An extraordinary loss of approximately $384 million, $250 million after-tax, was incurred during the three months ended June 30, 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 1 to the condensed consolidated financial statements.

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

Cash Flows

     Net cash flows from operating activities of $421 million in the first six months of 2000 decreased $173 million from the prior-year period. This decrease primarily reflects an increase in cash payments of tobacco settlements partially offset by increased pricing.

     Net cash flows from investing activities of $90 million in the first six months of 2000 decreased $7.7 billion from the comparable prior-year period. This decrease primarily results from the receipt of the net proceeds from the sale of the international tobacco business during the second quarter of 1999.

     Cash flows used in financing activities of $298 million in the first six months of 2000 decreased $5 billion from the comparable prior-year period. This decrease in funds used was primarily due to the repayment of long-term debt and transfers and payments to NGH during the six months ended June 30, 1999.

     Since November 1999, RJR's board of directors has authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum cost of $225 million, funded by cash flows from operations, for the purpose of enhancing stockholder value. The timing of repurchases and the number of shares repurchased will depend upon market conditions. During the first six months of 2000, RJR repurchased 5,524,739 shares of its common stock with a total cost of $115 million, resulting in total repurchases of 8,252,139 shares with a total cost of $170 million since November 1999. As of July 31, 2000, RJR had repurchased a cumulative total of 8,642,139 shares with a total cost of $181 million.

Debt

     In May 1999, RJR entered into a 30-month $1.235 billion revolving credit facility with a syndicate of banks. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco has guaranteed RJR's obligations under this revolving credit facility. If RJR's new senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, some of its other subsidiaries will also have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or falls two levels below these thresholds for either rating agency, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not generally required to maintain compensating balances; however, commitment fees of 1% of the notional amount are payable quarterly. This facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At June 30, 2000, RJR had $390 million in letters of credit and no borrowings outstanding, with the remaining $845 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at June 30, 2000. Additionally, as of June 30, 2000, RJR had letters of credit outstanding of approximately $3 million that were not backed by the revolving credit facility.

     In 1999, RJR issued $1.25 billion in debt securities of $550 million in principal amount of 7 3/8% notes due in 2003, $500 million in principal amount of 7 3/4% notes due in 2006 and $200 million in principal amount of 7 7/8% notes due in 2009. The net proceeds received were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2000.

     As of June 30, 2000, RJR also had $344 million of foreign currency debt, with fixed interest rates between 5.375% and 6.875%, due in 2000, and $423 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2000 through 2013.

Dividends

     On April 19, 2000, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on July 3, 2000 to stockholders of record as of June 9, 2000.

Capital Expenditures

     Capital expenditures were $24 million and $20 million for the six months ended June 30, 2000 and 1999, respectively. To support its strategic and operating needs, RJR Tobacco plans to spend in the range of $50 million to $60 million for capital expenditures during 2000 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of June 30, 2000.

Litigation and Settlements

     Numerous legal actions, proceedings and claims are pending or may be instituted against RJR, its affiliates, including RJR Tobacco, or its indemnitees that allege damages arising out of the use of, or exposure to, RJR Tobacco's products. For discussion of litigation and legal proceedings pending against RJR or its affiliates, including RJR Tobacco, or its indemnitees, see
Part II -- Other Information, Item 1 -- Legal Proceedings and note 3 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR's financial condition could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR's management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 3 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.1 billion during the six months ended June 30, 2000 and $1.6 billion in the 12 months ended December 31, 1999. RJR Tobacco estimates these payments in 2000 will exceed $2.2 billion and in future years will exceed $2.0 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

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

     In June 2000, the Federal Aviation Administration banned smoking on all airline flights between the United States and other countries. Federal law already prohibits smoking on all domestic airline flights.

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

     In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorized confidentiality of trade secrets. RJR Tobacco filed a confidential disclosure of ingredients for its brands with the Texas Department of Health during the second quarter of 2000 in compliance with regulations established by the state.

     In August 1998, the Massachusetts Department of Public Health issued regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco, together with other cigarette manufacturers, filed comments with the MDPH on October 9, 1998. RJR Tobacco and the other manufacturers believe that the MDPH lacks legal authority to promulgate these regulations. Nevertheless, RJR Tobacco and the other manufacturers have conducted a cooperative benchmarking study to address certain MDPH concerns. The benchmarking study obtained smoke constituent information on a representative number of cigarette brand styles. The final report, including all data, has been presented to the MDPH, and the manufacturers are awaiting revised proposed regulations.

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco is also challenging the regulation that bans all cigarette advertising visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. Although RJR Tobacco believed that it had strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption, the district court ruled against the industry on January 25, 2000, and the U.S. Court of Appeals for the First Circuit affirmed the District Court's decision on July 17, 2000. RJR Tobacco is considering an appeal to the Supreme Court of the United States.

     In June 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until July 1, 2002 to issue final regulations. Six months from the issuance of the standards, but no later than January 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. RJR Tobacco is offering to share its ignition propensity research with the state. Similar legislation is being considered by the California legislature.

     A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale, and consequently a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Forty-five states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

Environmental Matters

     RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RJR and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RJR and its subsidiaries do not expect such expenditures or other costs to have a material adverse effect on their businesses or financial condition.

     For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or its indemnitees, see note 3 to the condensed consolidated financial statements.

NGH Acquisition

     On June 25, 2000, RJR, RJR Acquisition Corp., a wholly owned subsidiary of RJR, and NGH entered into an agreement and plan of merger, referred to as the Merger Agreement, which provides for RJR to acquire 100% of the outstanding voting stock of NGH. Under the Merger Agreement, RJR Acquisition Corp. will merge with and into NGH, and NGH will become a wholly owned subsidiary of RJR. As a result of the merger, each outstanding share of NGH common stock will be converted into the right to receive $30 in cash. The aggregate purchase price for the acquisition is approximately $9.8 billion.

     The transaction is contingent upon NGH stockholder approval, regulatory review and approval and the successful completion of the sale of NGH's 80.5% interest in Nabisco to Philip Morris Companies, Inc. for approximately $11.8 billion in cash. The acquisition is expected to close early in the fourth quarter of 2000.

RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June

2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management is in the process of reviewing the terms of all material contracts and financial instruments to determine the impact, if any, that adoption of SFAS No. 133, as amended, will have on its financial position or results of operations.

     In May 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of 2000 and would be treated as a cumulative effect of an accounting change or prospectively to new sales incentives offered on or after the effective date. Prior period financial statements presented for comparative purposes would be reclassified to comply with the income statement display requirements. RJR's management has not yet determined the impact that adoption of EITF No. 00-14 will have on its financial position or results of operations.

                             ---------------------

     Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR's future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets; and the ratings of RJR securities. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURES

     RJR believes that near-term changes, if any, in foreign currency rates or interest rates will not have a material impact on its future earnings, fair values or cash flows, based on historical movements in foreign currency rates and interest rates, and the fair value of market-rate sensitive instruments at June 30, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the second quarter of 2000, 66 new actions were served against RJR Tobacco and/or its affiliates or indemnitees and 67 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On June 30, 2000, there were 535 active cases pending, as compared with 620 on June 30, 1999 and 575 on June 30, 1998. As of July 24, 2000, 537 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 536 in the United States and 1 in the Marshall Islands. The U.S. case number does not include the 638 Broin II cases pending as of July 24, 2000, discussed below.

     The U.S. cases, exclusive of the 638 Broin II cases, are pending in 39 states and the District of Columbia. The breakdown is as follows: 110 in West Virginia; 103 in New York; 54 in California; 43 in Florida; 29 in Louisiana; 19 in the District of Columbia; 18 in Texas; 14 in Massachusetts; 11 in each of Alabama, Iowa and Pennsylvania; 9 in each of Mississippi, New Jersey and Tennessee; 8 in New Mexico; 7 in Ohio; 6 in each of Illinois, Missouri and Nevada; 5 in each of Georgia, Minnesota and Wisconsin; 4 in Oklahoma; 3 in each of Connecticut, Indiana, Michigan, North Dakota and New Hampshire; 2 in each of Arkansas, Arizona, Kansas, Maryland, South Carolina, South Dakota and Washington; and 1 in each of Hawaii, Kentucky, Maine, North Carolina and Utah. Of the 536 active U.S. cases, 137 are pending in federal court, 395 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     For additional information about litigation and legal proceedings, see note 3 to the condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Governmental Activity" in Part I -- Financial Information.

                             ---------------------

     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates, including RJR, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if those rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of those claims. A number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

     Although it is impossible to predict the outcome of these events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJR Tobacco and RJR each believe that they have a number of valid defenses to any of those actions and intends to defend those actions vigorously.

     RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR's financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR's management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of RJR was held on April 19, 2000, in Winston-Salem, NC, at which the following matters were submitted to a vote of the stockholders:

(a) Votes regarding the election of three Class I directors of RJR for a term expiring in 2003 were:

NAME                                                 FOR       WITHHELD
----                                              ----------   --------
Mary K. Bush                                      96,900,350   565,441
John T. Chain, Jr.                                96,896,409   569,382
Thomas C. Wajnert                                 96,912,153   553,638

     Additional directors, whose terms of office as directors continued after the meeting were:

 CLASS II DIRECTORS --                   CLASS III DIRECTORS --
 TERM EXPIRING IN 2001                   TERM EXPIRING IN 2002
 ---------------------                   ----------------------
A. D. Frazier, Jr.                      Denise Ilitch Andrew
John G. Medlin, Jr.                     J. Schindler
Nana Mensah                             Joseph P. Viviano

(b) Votes regarding the approval of the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long-Term Incentive Plan were:

   FOR             AGAINST          ABSTENTIONS        BROKER NON-VOTES
----------        ----------        -----------        ----------------
91,797,839         5,444,628           223,324                    --

(c) Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2000 were:

   FOR             AGAINST          ABSTENTIONS        BROKER NON-VOTES
----------        ----------        -----------        ----------------
96,771,279           594,469           100,043                    --

(d) Votes regarding the stockholder proposal on tobacco advertising and youth were:

   FOR             AGAINST          ABSTENTIONS        BROKER NON-VOTES
----------        ----------        -----------        ----------------
 4,028,388        72,634,580         6,761,572            14,041,251

(e) Votes regarding the stockholder proposal on youth access to tobacco products were:

   FOR             AGAINST          ABSTENTIONS        BROKER NON-VOTES
----------        ----------        -----------        ----------------
 3,900,315        73,885,091         5,639,134            14,041,251

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Agreement and Plan of Merger dated as of June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc. and RJR Acquisition Corp.
  10.1    Third Amendment and Consent to the Credit Agreement dated as of July 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc.
          and the lending institutions party to the Credit Agreement.
  10.2    Amendment to Tax Sharing Agreement dated June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc., Nabisco Holdings Corp. and R.J. Reynolds
          Tobacco Company.
  10.3    Amendment effective as of June 14, 1999, to the Agreement
          effective as of May 20, 1999, by and among the Pension
          Benefit Guaranty Corporation, R.J. Reynolds Tobacco
          Holdings, Inc. and R.J. Reynolds Tobacco Company.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings before Fixed
          Charges.
  27.1    Financial Data Schedule for the Six Months ended June 30,
          2000.
  27.2    Financial Data Schedule for the Six Months ended June 30,
          1999.

(B) REPORTS ON FORM 8-K

     During the quarter ended June 30, 2000, RJR filed no reports on Form 8-K.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/ KENNETH J. LAPIEJKO
                                          --------------------------------------
                                          Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: August 7, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Agreement and Plan of Merger dated as of June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc. and RJR Acquisition Corp.
  10.1    Third Amendment and Consent to the Credit Agreement dated as of July 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc.
          and the lending institutions party to the Credit Agreement.
  10.2    Amendment to Tax Sharing Agreement dated June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc., Nabisco Holdings Corp. and R.J. Reynolds
          Tobacco Company.
  10.3    Amendment effective as of June 14, 1999, to the Agreement
          effective as of May 20, 1999, by and among the Pension
          Benefit Guaranty Corporation, R.J. Reynolds Tobacco
          Holdings, Inc. and R.J. Reynolds Tobacco Company.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings before Fixed
          Charges
  27.1    Financial Data Schedule for the Six Months ended June 30,
          2000.
  27.2    Financial Data Schedule for the Six Months ended June 30,
          1999.