Form 10-Q
period 2000-09-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2000-11-03
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 101,376,673 shares of common stock, par value $.01 per share, as of October 20, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) -- Three and Nine Months Ended September 30,
         2000 and 1999...............................................    3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) -- Nine Months Ended September 30, 2000 and
         1999........................................................    4
         Condensed Consolidated Balance Sheets -- September 30, 2000
         (Unaudited) and December 31, 1999...........................    5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   25

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   32

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   33

Item 6.  Exhibits and Reports on Form 8-K............................   34

Signature............................................................   35

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE     FOR THE NINE
                                                               MONTHS ENDED      MONTHS ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
NET SALES*..................................................  $2,119   $1,991   $6,126   $5,591
Costs and expenses:
  Cost of products sold*....................................     851      825    2,508    2,396
  Selling, general and administrative expenses..............     913      813    2,637    2,261
  Tobacco settlement and related expenses...................      --       40       (3)      40
  Amortization of trademarks and goodwill...................      91       91      274      274
  Restructuring expense.....................................      --       (2)      --       (2)
  Headquarters close-down and related charges...............      --       --       --      143
                                                              ------   ------   ------   ------
     OPERATING INCOME.......................................     264      224      710      479
Interest and debt expense...................................      43       43      129      225
Interest income.............................................     (30)     (44)     (75)     (75)
Other expense, net..........................................       9        9       25       48
                                                              ------   ------   ------   ------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES................................................     242      216      631      281
Provision for income taxes..................................     125      120      325      194
                                                              ------   ------   ------   ------
     INCOME FROM CONTINUING OPERATIONS......................     117       96      306       87
Discontinued operations:
  Income (loss) from operations of discontinued businesses,
     net of income taxes....................................      --       (9)      --       76
  Gain (loss) on discontinued businesses, net of income
     taxes..................................................      --     (212)      --    2,436
                                                              ------   ------   ------   ------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................     117     (125)     306    2,599
Extraordinary item - loss on early extinguishment of debt,
  net of income taxes.......................................      --       --       --     (250)
                                                              ------   ------   ------   ------
     NET INCOME (LOSS)......................................  $  117   $ (125)  $  306   $2,349
                                                              ======   ======   ======   ======
BASIC INCOME (LOSS) PER SHARE:
  Income from continuing operations.........................  $ 1.17   $  .88   $ 3.01   $  .80
  Income (loss) from discontinued operations................      --    (2.03)      --    23.12
  Extraordinary loss........................................      --       --       --    (2.30)
                                                              ------   ------   ------   ------
       Net income (loss)....................................  $ 1.17   $(1.15)  $ 3.01   $21.62
                                                              ======   ======   ======   ======
DILUTED INCOME (LOSS) PER SHARE:
  Income from continuing operations.........................  $ 1.16   $  .88   $ 3.00   $  .80
  Income (loss) from discontinued operations................      --    (2.03)      --    23.10
  Extraordinary loss........................................      --       --       --    (2.30)
                                                              ------   ------   ------   ------
       Net income (loss)....................................  $ 1.16   $(1.15)  $ 3.00   $21.60
                                                              ======   ======   ======   ======
DIVIDENDS DECLARED PER SHARE................................  $ .775   $ .775   $ 2.33   $ .775
                                                              ======   ======   ======   ======

---------------

* Excludes excise taxes of $418 million and $310 million for the three months ended September 30, 2000 and 1999, respectively, and $1,228 million and $888 million for the nine months ended September 30, 2000 and 1999, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2000            1999
                                                              --------        ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  306          $ 2,349
  Less income from discontinued operations..................       --            2,512
                                                               ------          -------
       Subtotal.............................................      306             (163)
                                                               ------          -------
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization..........................      364              364
     Deferred income tax benefit............................      (12)            (195)
     Extraordinary loss on early extinguishment of debt.....       --              384
     Changes in other working capital items, net............      (64)             (84)
     Tobacco settlement and related expenses................      606            1,157
     Headquarters close-down and related charges, net of
      cash payments.........................................       --               21
     Other, net.............................................      (31)              --
                                                               ------          -------
          Total adjustments.................................      863            1,647
                                                               ------          -------
  Net cash flows from operating activities..................    1,169            1,484
                                                               ------          -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Proceeds from maturities of short-term investments........      110               --
  Capital expenditures......................................      (38)             (30)
  Net proceeds from the sale of the international tobacco
     business...............................................       --            7,760
  Purchases of long-term investments........................       (5)              --
  Other, net................................................        7              (24)
                                                               ------          -------
       Net cash flows from investing activities.............       74            7,706
                                                               ------          -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................       --            1,244
  Repayments of long-term debt..............................      (46)          (4,450)
  Decrease in short-term borrowing..........................       --              (62)
  Transfers and payments to former parent...................       --           (1,968)
  Repurchase of common stock................................     (170)              --
  Dividends paid on common stock............................     (244)              --
  Proceeds from exercise of stock options...................       27                1
  Other, net................................................       --                4
                                                               ------          -------
       Net cash flows used in financing activities..........     (433)          (5,231)
                                                               ------          -------
Net cash flows related to discontinued operations...........       84           (1,456)
                                                               ------          -------
Net change in cash and cash equivalents.....................      894            2,503
Cash and cash equivalents at beginning of period............    1,177               --
                                                               ------          -------
Cash and cash equivalents at end of period..................   $2,071          $ 2,503
                                                               ======          =======
Income taxes paid, net of refunds...........................   $  100          $ 1,873
Interest paid...............................................   $   81          $   271
Tobacco settlement and related expense payments.............   $1,141          $   517

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 2,071        $ 1,177
  Short-term investments....................................          --            110
  Accounts and notes receivable, net........................          92             84
  Inventories...............................................         556            565
  Deferred income taxes.....................................         431            437
  Prepaid excise taxes and other............................         149             95
                                                                 -------        -------
          Total current assets..............................       3,299          2,468
Property, plant and equipment, net..........................       1,051          1,080
Trademarks, net.............................................       2,991          3,070
Goodwill, net...............................................       7,368          7,563
Other assets and deferred charges...........................         204            196
                                                                 -------        -------
                                                                 $14,913        $14,377
                                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    66        $    81
  Tobacco settlement and related accruals...................       1,914          1,278
  Accrued liabilities.......................................       1,191          1,273
  Current maturities of long-term debt......................         418            387
  Income taxes accrued......................................         183             49
                                                                 -------        -------
          Total current liabilities.........................       3,772          3,068
Long-term debt (less current maturities)....................       1,576          1,653
Long-term retirement benefits...............................         584            676
Deferred income taxes.......................................       1,713          1,630
Other noncurrent liabilities................................         266            286
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 111,317,625 in 2000 and
     109,631,397 in 1999)...................................           1              1
  Paid-in capital...........................................       7,238          7,287
  Retained earnings (accumulated deficit)...................          39           (131)
  Accumulated other comprehensive income (loss): cumulative
     minimum pension liability adjustment...................         (13)           (13)
  Other stockholders' equity................................         (37)           (25)
                                                                 -------        -------
                                                                   7,228          7,119
  Treasury stock, at cost (shares: 9,943,780 in 2000 and
     2,728,630 in 1999).....................................        (226)           (55)
                                                                 -------        -------
          Total stockholders' equity........................       7,002          7,064
                                                                 -------        -------
                                                                 $14,913        $14,377
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

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. On May 12, 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business to Japan Tobacco Inc. As a result of this sale, RJR Tobacco's business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. A portion of the proceeds from the sale of the international tobacco business were used by RJR to repurchase approximately $4 billion of its debt, which resulted in an approximately $384 million, $250 million after-tax, extraordinary loss from the early extinguishment of debt. On May 18, 1999, RJR transferred its approximately 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

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

     For the nine months ended September 30, 1999, operating results of the discontinued operations included net sales of $3.8 billion and, for the three and nine months ended September 30, 1999, a provision for (benefit from) income taxes of $(53) million and $34 million, respectively.

Recently Issued Accounting Pronouncements

     In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. RJR has adopted EITF No. 00-14 as of October 1, 2000 and believes that adoption of EITF No. 00-14 will not have a material impact on its financial position or net income for the year ended December 31, 2000. Income statements, including those presented for comparative purposes, will include the reclassification of certain program costs as a revenue reduction rather than a cost, in compliance with the display requirements.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management has reviewed the terms of all current material contracts and financial instruments with terms through January 1, 2001, and believes that adoption of SFAS No. 133, as amended, will not have a material impact on its financial position or results of operations.

Comprehensive Income

     Total comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $117 million and $(127) million, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $306 million and $2,261 million, respectively. Total comprehensive income includes net income, foreign currency translation adjustments and minimum pension liability adjustments.

Tobacco Settlement and Related Expenses

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for tobacco settlement and related expenses of which $151 million was for employee severance and related benefits. During the nine months ended September 30, 2000, $25 million of this reserve was utilized for employee severance and related benefits and $3 million was reversed reflecting a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction. The remaining reserve balance at September 30, 2000 was $10 million. Cash expenditures related to the termination of employees were $67 million as of September 30, 2000.

Earnings Per Share

     The components of the calculation of earnings per share were:

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   -------------------
                                                  2000        1999        2000       1999
                                                ---------   ---------   --------   --------
Income from continuing operations.............  $    117    $     96    $    306   $     87
Income (loss) from discontinued operations....        --        (221)         --      2,512
Extraordinary loss............................        --          --          --       (250)
                                                --------    --------    --------   --------
Net income (loss).............................  $    117    $   (125)   $    306   $  2,349
                                                ========    ========    ========   ========
Basic weighted average shares, in thousands...   100,212     108,589     101,699    108,661
  Effect of dilutive potential shares:
     Options..................................       399         185         133         88
     Restricted stock.........................       457          36         256         12
                                                --------    --------    --------   --------
Diluted weighted average shares, in
  thousands...................................   101,068     108,810     102,088    108,761
                                                ========    ========    ========   ========

     During the three and nine months ended September 30, 2000, approximately 1,628,000 outstanding shares of restricted stock were excluded from the basic share calculation, as the related vesting provisions had not been met.

NOTE 2 -- INVENTORIES

     The major components of inventories were:

                                       SEPTEMBER 30,   DECEMBER 31,
                                           2000            1999
                                       -------------   ------------
Leaf tobacco.........................      $338            $361
Raw materials........................        23              26
Work in process......................        53              48
Finished products....................       116             105
Other................................        26              25
                                           ----            ----
                                           $556            $565
                                           ====            ====

NOTE 3 -- CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the third quarter of 2000, 1,157 new actions, 1,100 of which were filed in state court in West Virginia in two complaints by the same law firm, were served against RJR Tobacco and/or its affiliates or indemnitees, and 43 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On September 30, 2000, there were 1,649 active cases pending, as compared with 561 on September 30, 1999 and 614 on September 30, 1998. As of October 17, 2000, 1,640 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,639 in the United States and 1 in the Marshall Islands. The U.S. case number does not include the 3,128 Broin II cases pending as of October 17, 2000, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 39 states and the District of Columbia. The breakdown is as follows: 1,216 in West Virginia; 113 in New York; 52 in California; 45 in Florida; 30 in Louisiana; 19 in the District of Columbia; 13 in Texas; 11 in each of Massachusetts and New Jersey; 10 in each of Alabama and Iowa; 9 in Pennsylvania; 8 in each of Mississippi, New Mexico, Tennessee and Wisconsin; 7 in each of Illinois and Missouri; 5 in each of Michigan and Nevada; 4 in each of Georgia, Minnesota and Ohio; 3 in each of Connecticut, Indiana, North Dakota, New Hampshire and Oklahoma; 2 in each of Arizona, Kansas, South Carolina, South Dakota and Washington; and 1 in each of Hawaii, Kentucky, Maryland, Maine, North Carolina, Oregon and Utah. Of the 1,639 active U.S. cases, 137 are pending in federal court, 1,498 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organizations Act, indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Six of the 1,639 active cases in the United States, plus the 3,128 Broin II cases, involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Forty-three cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 59 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results. Juries have found for plaintiffs in five smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid. Three of the verdicts have been overturned on appeal. The remaining two individual cases in which a jury found against a cigarette manufacturer remain on appeal. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending.

     RJR Tobacco has prevailed in all individual smoker cases that have gone to trial except two. In Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and Philip Morris have filed their notice of appeal. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it did not find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury did not award punitive damages. On October 23, 2000, RJR Tobacco filed a motion for judgment notwithstanding the verdict, or, in the alternative, for a new trial. Oral argument on this motion has been set for December 1, 2000. If this motion is unsuccessful, RJR Tobacco intends to appeal the verdict.

     Broin II Cases. As of October 17, 2000, approximately 3,128 lawsuits, referred to as the Broin II cases, have been filed in Florida, by individual flight attendants, for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins. These lawsuits were filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below. On October 3, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that, as a result of the terms of the Broin settlement agreement, the individual Broin II plaintiffs will not be required to prove the elements of strict liability, breach of warranty or negligence. Rather, under this order, they will be required only to prove that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. If plaintiffs meet that burden, the defendants will have the burden of disproving causation, strict liability, breach of warranty and negligence. If defendants fail to meet that burden, the remaining issue will be damages. RJR Tobacco does not believe the order is correct under Florida law or that it accurately reflects the intent of the Broin II settlement agreement. RJR Tobacco intends to appeal the order at the earliest appropriate time.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in New Jersey, Pennsylvania and Ohio claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or who are the legal survivors of such persons. A number of unions and other third party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts, including in the United States District Court for the Eastern District of New York in Simon v. Philip Morris Inc., a purported nationwide class of smokers.

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 11 of the federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases.

     Similarly, most state courts have refused to certify smoker class actions. On January 10, 2000, in Taylor v. American Tobacco Co., a Michigan state court judge denied certification of another smoker class action. On April 3 and April 10, 2000, a California state court judge denied certification in two separate state court actions, Daniels v. Philip Morris Cos., Inc. and Brown v. American Tobacco Co., and, on May 16, 2000, in Richardson v. Philip Morris Inc., the highest state court in Maryland reversed a trial court's decision to certify a class of individual smokers. Finally, on September 19, 2000, in Walls v. American Tobacco Co., an Oklahoma state court answered a series of state law questions, certified to the state court by the federal court where the purported class was filed, in such a way that led the parties to stipulate that the case should not be certified as a class action in federal court and that the individual plaintiffs would dismiss their federal court cases without prejudice. On October 19, 2000, the federal court issued its order refusing to certify the case as a class action, and dismissed the individual plaintiffs' cases.

     Classes have remained certified thus far in four state court class action cases. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. This case is scheduled to begin trial on January 15, 2001. On August 16, 2000, a West Virginia state court conditionally certified, only to the extent of medical monitoring, a class of West Virginia residents. The plaintiffs have proposed that the class include all West Virginia residents who (1) on or after January 1, 1995, smoked cigarettes supplied by defendants; (2) have at least a five-pack year smoking history; and
(3) do not receive health care paid or reimbursed by the State of West Virginia. Trial is scheduled to begin December 4, 2000.

     In addition, defendants settled one class-action suit, Broin v. Philip Morris, Inc., in October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

     Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes. The trial was divided into three phases. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.23 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. The legal effect of that finding is to bar his claim based on the applicable statute of limitations. In the second phase, the trial court also ordered the jury to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco. On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. Under the trial plan, the third phase will address all other class members' claims, including issues of specific causation, reliance and affirmative defenses, in individual trials before separate juries.

     On July 14, 2000, the Southeastern Iron Workers Union filed a motion to intervene in the Engle case, seeking to protect its members' subrogation rights under the federal Employment Retirement Income and Security Act. Based on the federal question raised in that motion, RJR Tobacco and the other defendants removed the case to federal court in Miami on July 24, 2000. The removal stays all state court proceedings unless and until the federal court decides to return the case to the state court. Oral argument on the motion to remand is scheduled for November 7, 2000.

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

     On May 9, 2000, the State of Florida enacted legislation that, among other things, limits the size of a bond that must be posted in order to stay execution of a judgment for punitive damages in a certified class action to the lower of
(1) the amount of punitive damages plus twice the statutory rate of interest or
(2) ten percent of the defendant's net worth, provided that in no case shall the amount of the required bond exceed $100 million. Although the legislation is intended to apply to the Engle case, RJR Tobacco cannot predict the outcome of any possible challenges to the legislation's validity. In addition, four states, Georgia, Kentucky, North Carolina and Virginia, have enacted legislation that limits the size of the bond required to stay execution of a punitive damages verdict pending appeal, but does not affect the underlying verdict.

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

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of October 17, 2000, final approval had been achieved in 50 settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contains releases of various additional present and future claims.

     In each state where final approval has been obtained, the MSA released RJR Tobacco, its indemnitees and RJR from: (1) all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.1 billion during the nine months ended September 30, 2000 and $1.6 billion in the 12 months ended December 31, 1999. RJR Tobacco estimates these payments in 2000 will exceed $2.2 billion and in future years will exceed $2 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

     On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys' general cases, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action itself. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. That decision was not appealed by the government, so the dismissal is final.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants' motion to dismiss the following counts of plaintiff's complaint: (1) Medical Care Recovery Act claim and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler's September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of October 17,

2000, approximately 21 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several purport to be class actions on behalf of all union trust funds in a particular state.

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

     On March 29, 1999, in the first of these cases to be considered by a federal court of appeals, Steamfitters Local Union 420 v. Philip Morris, Inc., the U.S. Court of Appeals for the Third Circuit affirmed a district court ruling dismissing a case on remoteness grounds. Since then, the U.S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuits have all ruled in favor of the industry in similar union cases. Most recently, on August 22, 2000, the Eleventh Circuit ruled that the district court did not err in dismissing the plaintiff's complaint and in denying the plaintiff's leave to amend the complaint in United Food and Commercial Workers Unions and Employers Health and Welfare Fund v. Philip Morris, Inc. On September 1, 2000, in Lyons v. Philip Morris, Inc., the Eighth Circuit affirmed the trial court's dismissal. On January 10, 2000, the United States Supreme Court denied petitions for certiorari filed in cases from the Second, Third and Ninth Circuits.

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

     On March 3, 2000, a New York state court granted motions to dismiss 10 union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This case is on appeal to the Appellate Division of the Supreme Court of New York. Most recently, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed the trial court's dismissal of the antitrust claim and found the remaining claims of the plaintiffs' complaint were too remote to permit recovery.

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

     Groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal to the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a conspiracy claim. On February 22, 2000, on plaintiffs' motion, the federal district court certified two questions to the Minnesota Supreme Court relating to the pleading requirements that apply to certain state law statutory claims asserted by plaintiffs in the Group Health action. On June 1, 2000, the certified questions were argued before the Minnesota Supreme Court, and a decision is pending.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Plaintiff appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the trial court's dismissal on October 6, 2000. On December 14, 1999, a federal district court in Washington dismissed a similar case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia.

     On January 5, 2000, a San Diego Superior Court judge dismissed certain claims in two lawsuits: California v. Philip Morris, Inc. and California v. Brown & Williamson Tobacco Corp. These lawsuits were brought by the cities of Los Angeles and San Jose, respectively, on their own behalf and on behalf of the people of California. The Los Angeles lawsuit was also brought on behalf of a private entity purporting to represent both itself and the general public of the State of California. Similarly, the San Jose lawsuit was also brought on behalf of an individual purporting to represent the public interest and the people of the State of California. Both lawsuits asserted substantially equivalent claims, including claims that the tobacco industry defendants violated State Proposition 65 by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The lawsuits also asserted that the defendants had committed unfair, fraudulent and unlawful business practices by deceiving and/or failing to warn the public regarding the alleged health hazards of environmental tobacco smoke.

     The court ruled that the manufacturer and retailer defendants did not have a duty to warn under Proposition 65 and dismissed those claims from both lawsuits. The judge did not, however, dismiss the remaining state law claims. Subsequently, Los Angeles voluntarily dismissed its remaining claims, leaving only the private entity as a plaintiff in that lawsuit. Later, the parties to the San Jose lawsuit reached agreement on the terms of a settlement that has been approved by the California attorney general as being in the public interest. The remaining parties to the Los Angeles lawsuit separately also reached agreement on a settlement that is contingent on the court approving both the San Jose and the Los Angeles settlements. Both settlements will be submitted to the court for approval by November 3, 2000, and a ruling is expected by November 20, 2000.

     Finally, nine lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. Falise v. American Tobacco Co. was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Jury selection in this case has been scheduled for November 27, 2000, with opening arguments to begin December 4, 2000. Other such cases pending in New York, Mississippi and California might go to trial in 2001.

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

     On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco's motion to transfer this action to the United States District Court for the Middle District of North Carolina. The suit alleges that RJR Tobacco's "Every-Day-Low-Price" merchandising program, which provides consumer discounts in retail establishments that choose to offer RJR Tobacco products as their lowest-priced cigarettes, is a violation of the Sherman Antitrust Act and New Jersey antitrust laws. RJR Tobacco believes that its program is pro-competitive and that the court will find Liggett's allegations to be without merit.

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

     Tobacco Growers' Case. On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders, some 5,930 of which are actually named in the first amended complaint. Plaintiffs' current theory, as reflected in their second amended complaint, which was filed on September 2, 2000, is that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American tobacco auctions, both burley and flue-cured, beginning at least by 1996 and continuing to present. Defendants' actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government's tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina.

     Scheduled Trials. As of October 17, 2000, RJR Tobacco is a defendant in three cases scheduled for trial before year-end 2000, an individual smoker case in state court in Brooklyn, New York, an asbestos contribution case in federal court in Brooklyn, New York and a class action in state court in West Virginia. RJR Tobacco is a defendant in 29 cases currently scheduled for trial in the first half of 2001. These cases include: 10 Broin II cases; 11 individual smoker cases; 4 asbestos contribution cases; 3 health care cost recovery cases; and 1 medical monitoring class action.

     Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to a document subpoena dated July 7, 1999 and is in the process of responding to an additional document subpoena dated June 1, 2000.

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

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals on July 28, 2000. Oral argument of the appeal is expected to be heard on or after January 8, 2001.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Discovery has been completed and trial is scheduled for January 2001.

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

     RJR Tobacco has been notified by the EPA of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA was sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. It also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. This matter is in its preliminary stage, as information is still being gathered from other potentially responsible parties recently notified by the EPA.

     In December 1998, the EPA proposed regulations that would have imposed restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. Those proposed regulations would have required RJR Tobacco to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. Together with other users of stored agricultural commodities and the manufacturers of the fumigants, RJR Tobacco has engaged in discussions with the EPA regarding modification of the proposed regulations to continue protection of stored agricultural products from pests while ensuring the highest degree of worker and bystander safety. It is expected that the EPA will finalize new regulations for use of these fumigants during the Spring of 2001. It appears likely that RJR Tobacco will be able to continue fumigation of stored tobacco under new label conditions. Although some future expenditures may be required to comply with the EPA regulations as they are finalized, RJR Tobacco does not expect that those expenditures will be significant.

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

     In connection with the sale of the international tobacco business to Japan Tobacco on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the final outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco in connection with the matters described in the preceding sentence. A significant adverse outcome regarding any of these items could have an adverse effect on either or both RJR and RJR Tobacco.

NOTE 4 -- STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 2000 were:

                                                                    ACCUMULATED
                                                      RETAINED         OTHER
                                                      EARNINGS     COMPREHENSIVE       OTHER                      TOTAL
                                 COMMON   PAID-IN   (ACCUMULATED      INCOME       STOCKHOLDERS'   TREASURY   STOCKHOLDERS'
                                 STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY        STOCK        EQUITY
                                 ------   -------   ------------   -------------   -------------   --------   -------------
Balance at December 31, 1999...    $1     $7,287       $(131)          $(13)           $(25)        $ (55)       $7,064
Net income.....................    --         --         306             --              --            --           306
    Total comprehensive
      income...................
Dividends declared.............    --       (102)       (136)            --              --            --          (238)
Stock options exercised........    --         27          --             --              --            --            27
Tax benefit on stock options
  exercised....................    --          2          --             --              --            --             2
Restricted stock award.........    --         24          --             --             (24)           --            --
Restricted stock
  amortization.................    --         --          --             --              11            --            11
Restricted stock forfeited.....    --         --          --             --               1            (1)           --
Stock repurchased..............    --         --          --             --              --          (170)         (170)
                                   --     ------       -----           ----            ----         -----        ------
Balance at September 30,
  2000.........................    $1     $7,238       $  39           $(13)           $(37)        $(226)       $7,002
                                   ==     ======       =====           ====            ====         =====        ======


                                 COMPREHENSIVE
                                    INCOME
                                 -------------
Balance at December 31, 1999...
Net income.....................      $306
                                     ----
    Total comprehensive
      income...................      $306
                                     ====
Dividends declared.............
Stock options exercised........
Tax benefit on stock options
  exercised....................
Restricted stock award.........
Restricted stock
  amortization.................
Restricted stock forfeited.....
Stock repurchased..............
Balance at September 30,
  2000.........................

NOTE 5 -- STOCK PLANS

     During the nine months ended September 30, 2000, RJR granted approximately 674,000 shares of restricted stock to eligible employees under the 1999 Long-Term Incentive Plan. These shares may not be disposed of or transferred during the three-year restricted period. These restrictions will lapse in 2003, unless the related shares are forfeited. The fair value of the grant was charged to stockholders' equity as unearned compensation, and will be amortized over the three-year vesting period.

     During the nine months ended September 30, 2000, certain employees and former employees exercised stock options that provided for the issuance of approximately 1,011,300 shares of common stock. Since RJR has elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options, no compensation expense has been recorded relating to stock options.

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     RJR has not presented separate financial statements and other disclosures concerning RJR Tobacco because management has determined that such information is not material to holders of its registered notes. RJR Tobacco is a wholly owned subsidiary of RJR, and has fully and unconditionally guaranteed the registered notes.

     The following condensed consolidating financial statements of RJR include the accounts and activities of RJR, the issuer of the registered notes; RJR Tobacco, the guarantor of the registered notes; the subsidiaries of RJR and RJR Tobacco that are not guarantors of the registered notes; and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Net sales......................................  $  --     $2,154          $ --           $ (35)         $2,119
Cost of products sold..........................     --        896            (8)            (37)            851
Selling, general and administrative expenses...     11        981           (79)             --             913
Amortization of trademarks and goodwill........     --         65            26              --              91
Interest and debt expense......................     42          1            --              --              43
Interest income................................     --        (28)           (2)             --             (30)
Intercompany interest expense (income).........     (2)       100           (98)             --              --
Intercompany dividend..........................    (84)      (100)           --             184              --
Other expense (income), net....................      8          1            (2)              2               9
                                                 -----     ------          ----           -----          ------
    INCOME BEFORE INCOME TAXES.................     25        238           163            (184)            242
Provision for (benefit from) income taxes......    (26)        92            60              (1)            125
Equity income from subsidiaries................    249        103            --            (352)             --
                                                 -----     ------          ----           -----          ------
    NET INCOME.................................  $ 300     $  249          $103           $(535)         $  117
                                                 =====     ======          ====           =====          ======
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales......................................  $  --     $1,974          $ 17           $  --          $1,991
Cost of products sold..........................     --        824             1              --             825
Selling, general and administrative expenses...      4        884           (75)             --             813
Tobacco settlement and related expenses........     --         40            --              --              40
Amortization of trademarks and goodwill........     --         65            26              --              91
Restructuring expense..........................     --         (2)           --              --              (2)
Interest and debt expense......................     43         --            --              --              43
Interest income................................     --        (32)          (12)             --             (44)
Intercompany interest expense (income).........     (3)        99           (96)             --              --
Other expense (income), net....................      8        (25)           26              --               9
                                                 -----     ------          ----           -----          ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES......................    (52)       121           147              --             216
Provision for income taxes.....................     --         48            72              --             120
Equity income from subsidiaries from continuing
  operations...................................    148         75            --            (223)             --
                                                 -----     ------          ----           -----          ------
    INCOME FROM CONTINUING OPERATIONS..........     96        148            75            (223)             96
Income (loss) from discontinued operations, net
  of taxes.....................................     68       (386)           97              --            (221)
Equity income (loss) from subsidiaries from
  discontinued operations......................   (289)        97            --             192              --
                                                 -----     ------          ----           -----          ------
    NET INCOME (LOSS)..........................  $(125)    $ (141)         $172           $ (31)         $ (125)
                                                 =====     ======          ====           =====          ======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                 ISSUER   GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                 ------   ---------   --------------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Net sales......................................  $   --    $6,128         $   35         $   (37)        $6,126
Cost of products sold..........................      --     2,543              2             (37)         2,508
Selling, general and administrative expenses...      28     2,836           (227)             --          2,637
Tobacco settlement and related expenses........      --        (3)            --              --             (3)
Amortization of trademarks and goodwill........      --       195             79              --            274
Interest and debt expense......................     126         3             --              --            129
Interest income................................      --       (69)            (6)             --            (75)
Intercompany interest expense (income).........      (7)      295           (288)             --             --
Intercompany dividend..........................     (84)     (455)            --             539             --
Other expense, net.............................      24         1             --              --             25
                                                 ------    ------         ------         -------         ------
    INCOME (LOSS) BEFORE INCOME TAXES..........     (87)      782            475            (539)           631
Provision for (benefit from) income taxes......     (65)      222            167               1            325
Equity income from subsidiaries................     868       308             --          (1,176)            --
                                                 ------    ------         ------         -------         ------
    NET INCOME.................................  $  846    $  868         $  308         $(1,716)        $  306
                                                 ======    ======         ======         =======         ======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Net sales......................................  $   --    $5,550         $   41         $    --         $5,591
Cost of products sold..........................      --     2,393              3              --          2,396
Selling, general and administrative expenses...      43     2,430           (212)             --          2,261
Tobacco settlement and related expenses........      --        40             --              --             40
Amortization of trademarks and goodwill........      --       195             79              --            274
Restructuring expense..........................      --        (2)            --              --             (2)
Headquarters close-down and related charges....     143        --             --              --            143
Interest and debt expense......................     225        --             --              --            225
Interest income................................      (4)      (52)           (19)             --            (75)
Intercompany interest expense (income).........    (390)      520           (130)             --             --
Other expense (income), net....................      17        (4)            35              --             48
                                                 ------    ------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES......................     (34)       30            285              --            281
Provision for income taxes.....................      14        71            109              --            194
Equity income from subsidiaries from continuing
  operations...................................     135       176             --            (311)            --
                                                 ------    ------         ------         -------         ------
    INCOME FROM CONTINUING OPERATIONS..........      87       135            176            (311)            87
Income (loss) from discontinued operations, net
  of taxes.....................................    (509)    1,166          1,855              --          2,512
Equity income from subsidiaries from
  discontinued operations......................   3,021     1,855             --          (4,876)            --
                                                 ------    ------         ------         -------         ------
    NET INCOME BEFORE EXTRAORDINARY ITEM.......   2,599     3,156          2,031          (5,187)         2,599
Extraordinary item -- loss on early
  extinguishment of debt, net of income
  taxes........................................    (250)       --             --              --           (250)
                                                 ------    ------         ------         -------         ------
    NET INCOME.................................  $2,349    $3,156         $2,031         $(5,187)        $2,349
                                                 ======    ======         ======         =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Cash flows from operating activities..........  $ 1,042    $1,371        $   470         $(1,714)       $ 1,169
Cash flows from (used in) investing
  activities:
  Proceeds from maturities of short-term
    investments...............................       --       109              1              --            110
  Intercompany transfers......................     (175)      294             --            (119)            --
  Other, net..................................     (535)     (190)            44             645            (36)
                                                -------    ------        -------         -------        -------
    Net cash flows from (used in) investing
      activities..............................     (710)      213             45             526             74
                                                -------    ------        -------         -------        -------
Cash flows from (used in) financing
  activities:
  Intercompany payables.......................       (2)     (119)            88              33             --
  Repayments of long-term debt................      (46)       --             --              --            (46)
  Repurchase of common stock..................     (170)       --             --              --           (170)
  Dividends paid on common stock..............     (244)     (244)          (455)            699           (244)
  Other, net..................................       27      (301)          (155)            456             27
                                                -------    ------        -------         -------        -------
    Net cash flows used in financing
      activities..............................     (435)     (664)          (522)          1,188           (433)
                                                -------    ------        -------         -------        -------
Net cash flows related to discontinued
  operations..................................      103       (19)            --              --             84
                                                -------    ------        -------         -------        -------
Net change in cash and cash equivalents.......       --       901             (7)             --            894
Cash and cash equivalents at beginning of
  period......................................       --     1,060            117              --          1,177
                                                -------    ------        -------         -------        -------
Cash and cash equivalents at end of period....  $    --    $1,961        $   110         $    --        $ 2,071
                                                =======    ======        =======         =======        =======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
Cash flows from (used in) operating
  activities..................................  $   (42)   $ (273)       $   227         $    --        $   (88)
Cash flows from (used in) investing
  activities:
  Net proceeds from the sale of the
    international tobacco business............      (35)    2,611          5,184              --          7,760
  Other, net..................................       --       (30)           (24)             --            (54)
                                                -------    ------        -------         -------        -------
    Net cash flows from (used in) investing
      activities..............................      (35)    2,581          5,160              --          7,706
                                                -------    ------        -------         -------        -------
Cash flows from (used in) financing
  activities:
  Intercompany transfers......................    5,281      (295)        (4,986)             --             --
  Proceeds from issuance of long-term debt....    1,244        --             --              --          1,244
  Repayment of long-term debt.................   (4,450)       --             --              --         (4,450)
  Transfers and payments to former parent.....   (1,968)       --             --              --         (1,968)
  Other, net..................................      (57)       --             --              --            (57)
                                                -------    ------        -------         -------        -------
    Net cash flows from (used in) financing
      activities..............................       50      (295)        (4,986)             --         (5,231)
                                                -------    ------        -------         -------        -------
Cash flows related to discontinued
  operations..................................       --        --            116              --            116
                                                -------    ------        -------         -------        -------
Net change in cash and cash equivalents.......      (27)    2,013            517              --          2,503
Cash and cash equivalents at beginning of
  period......................................       40       (40)            --              --             --
                                                -------    ------        -------         -------        -------
Cash and cash equivalents at end of period....  $    13    $1,973        $   517         $    --        $ 2,503
                                                =======    ======        =======         =======        =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                ISSUER    GUARANTOR   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ---------   --------------   ------------   ------------
SEPTEMBER 30, 2000
ASSETS
Cash and cash equivalents.....................  $    --    $ 1,961        $  110         $     --       $ 2,071
Other current assets..........................       14      1,725            80             (591)        1,228
Trademarks, net...............................       --         --         2,991               --         2,991
Goodwill, net.................................       --      7,368            --               --         7,368
Intercompany notes receivable.................      140         44         4,530           (4,714)           --
Investment in subsidiaries....................   10,576      6,470            --          (17,046)           --
Other noncurrent assets.......................       57      1,193             5               --         1,255
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,787    $18,761        $7,716         $(22,351)      $14,913
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related accruals.......  $    --    $ 1,914        $   --         $     --       $ 1,914
Other current liabilities.....................    1,327      1,041            81             (591)        1,858
Intercompany notes payable....................       50      4,546           118           (4,714)           --
Long-term debt (less current maturities)......    1,576         --            --               --         1,576
Other noncurrent liabilities..................      832        684         1,047               --         2,563
Stockholders' equity..........................    7,002     10,576         6,470          (17,046)        7,002
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,787    $18,761        $7,716         $(22,351)      $14,913
                                                =======    =======        ======         ========       =======
DECEMBER 31, 1999
ASSETS
Cash and cash equivalents.....................  $    --    $ 1,060        $  117         $     --       $ 1,177
Other current assets..........................        2      1,608           164             (483)        1,291
Trademarks, net...............................       --         --         3,070               --         3,070
Goodwill, net.................................       --      7,563            --               --         7,563
Intercompany notes receivable.................      143         31         4,574           (4,748)           --
Investment in subsidiaries....................   10,401      6,764            --          (17,165)           --
Other noncurrent assets.......................       81      1,191             4               --         1,276
                                                -------    -------        ------         --------       -------
         Total assets.........................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related accruals.......  $    --    $ 1,278        $   --         $     --       $ 1,278
Other current liabilities.....................    1,155      1,087            31             (483)        1,790
Intercompany notes payable....................       53      4,664            31           (4,748)           --
Long-term debt (less current maturities)......    1,653         --            --               --         1,653
Other noncurrent liabilities..................      702        787         1,103               --         2,592
Stockholders' equity..........................    7,064     10,401         6,764          (17,165)        7,064
                                                -------    -------        ------         --------       -------
         Total liabilities and stockholders'
           equity.............................  $10,627    $18,217        $7,929         $(22,396)      $14,377
                                                =======    =======        ======         ========       =======

NOTE 7 -- ACQUISITION

     On June 25, 2000, RJR, RJR Acquisition Corp., a wholly owned subsidiary of RJR, and NGH entered into an agreement and plan of merger, referred to as the Merger Agreement, which provides for RJR to acquire 100% of the outstanding voting stock of NGH. Under the Merger Agreement, as amended, NGH will merge with and into RJR Acquisition Corp. As a result of the merger, each outstanding share of NGH common stock will be converted into the right to receive $30 in cash. The aggregate purchase price for the acquisition is approximately $9.8 billion. Net cash proceeds to RJR from the transaction are anticipated to be approximately $1.4 billion to $1.5 billion.

     NGH's stockholders approved the sale of NGH's 80.5% interest in Nabisco to Philip Morris for approximately $11.7 billion in cash, and the subsequent acquisition of NGH by RJR, at the special meeting of NGH's stockholders held on October 27, 2000. The acquisition of Nabisco by Philip Morris has received approval from the European Commission and remains under review by U.S. antitrust authorities. Both transactions are expected to close during the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

                                              FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                              --------------------    --------------------
                                               2000         1999       2000         1999
                                              -------      -------    -------      -------
Net sales...................................  $2,119       $1,991     $6,126       $5,591
Cost of products sold *.....................     851          825      2,508        2,396
Selling, general and administrative
  expenses..................................     913          813      2,637        2,261
Tobacco settlement and related expenses.....      --           40         (3)          40
                                              ------       ------     ------       ------
Operating company contribution..............  $  355       $  313     $  984       $  894
                                              ======       ======     ======       ======

---------------

* $605 million and $564 million of ongoing settlement expense was recorded in cost of products sold for the three months ended September 30, 2000 and 1999, respectively, and $1.7 billion and $1.6 billion was recorded during the nine-month periods ended September 30, 2000 and 1999, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

     Net sales of $2.1 billion and $6.1 billion for the three months and nine months ended September 30, 2000 increased 6.4% and 9.6%, respectively, from the comparable prior-year periods. The increase in both comparative periods was driven by favorable pricing of $188 million for the third quarter and $580 million for the nine-month period, resulting from price increases in 1999 and 2000. Volume declines adversely impacted net sales by $70 million in the third quarter and $57 million for the nine-month period. RJR Tobacco's total shipment volume during the quarter ended September 30, 2000 of 24.7 billion units, excluding Puerto Rico and certain other U.S. territories' volume of approximately .4 billion units, decreased 3.3% from the quarter ended September 30, 1999, while industry volume decreased 3.5%. Shipment volume, excluding Puerto Rico shipments, decreased 0.9% during the first nine months of 2000 versus the prior-year period, while industry shipments increased 0.7%. Preliminary analysis indicates that consumption of products of RJR Tobacco, and the industry, declined during the first nine months of 2000 compared with the prior-year period. Consumption is expected to continue to decline through 2000 compared with last year.

     RJR Tobacco's full-price shipments represented 63.8% and 63.2% of total shipments for the quarters ended September 30, 2000 and 1999, respectively, and 63.2% and 62.4% in the nine months ended September 30, 2000 and 1999, respectively. Industry-wide, full-price shipments represented 73.5% and 73.1% of total shipments for the quarters ended September 30, 2000 and 1999, respectively, and 73.6% and 73.4% for the nine months ended September 30, 2000 and 1999, respectively. Overall, RJR Tobacco's full-price shipments during the quarter ended September 30, 2000 were down 2.3% compared with the prior-year quarter, while the industry decline was 3.0%. Shipment volume for CAMEL, excluding the non-filter style, was up 7.4% compared with the third quarter of 1999, which surpassed the industry full-price performance. CAMEL shipments, excluding the non-filter style, were up 9.9% for the nine months ended September 30, 2000 versus the 1999 period, while the industry full-price increase was 1.0%. CAMEL shipments were supported by the Turkish Gold 85-millimeter line extension introduced in the second quarter of 2000. RJR plans to expand Turkish Gold with the fourth-quarter launch of a 100-millimeter brand style. Shipments of WINSTON's base styles decreased 2.3% and 1.1% during the three- and nine-month periods ended September 30, 2000, respectively, from the prior-year periods. SALEM shipments were down 7.8% and 3.7% for the three- and nine-month periods ended September 30, 2000, respectively, compared with the prior-year periods due to increased competitive activity in the menthol segment. In order to strengthen SALEM's retail position, 100-millimeter SALEM in the innovative slide box will be introduced in November 2000 in the brand's emphasis markets. Shipments for DORAL, the industry's leading savings brand, decreased 5.0% and 2.4% during the three- and nine-month periods ended September 30, 2000, respectively, from the prior-year periods. DORAL's performance reflected a wider price gap versus deep-discount brands. Consistent with DORAL's disciplined discounting strategy, the brand has refined its in-store promotional efforts in order to remain competitive.

     RJR Tobacco's retail share of market averaged 23.75% during the third quarter of 2000, an increase of 0.67 share points from the second quarter of 2000, and was down slightly from 23.84% in the third quarter of 1999.

     CAMEL, RJR Tobacco's largest full price brand, continued to show strong growth. Retail share of market on CAMEL, excluding the non-filtered style, grew
0.36 share points compared with the second quarter of 2000 and was up 0.59 share points to 5.31% in the most recent quarter versus the third quarter of 1999. CAMEL has continued to introduce innovative marketing programs with strong appeal among adult smokers of competitive brands.

     Base WINSTON's retail share of 4.78% in the third quarter was up from its second quarter share of 4.60%, supported by enhanced retail promotional coverage, and was down slightly from the brand's 1999 third quarter share of 4.82%. SALEM's share averaged 2.99% in the most recent quarter compared with 3.02% in the second quarter of 2000 and 3.15% in the third quarter of 1999, reflecting the increased competitive activity in the menthol segment.

     DORAL's retail share of market was 6.15% for the three months ended September 2000, up from 6.05% in the second quarter of 2000, benefiting from defensive promotional efforts. Compared with the prior-year quarter, DORAL was down 0.11 share points.

     In April 2000, RJR expanded its test market of ECLIPSE to include the Dallas/Fort Worth area, through direct mail and internet sales to age-verified, adult smokers. ECLIPSE is a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor. Additionally, using a four-step scientific methodology, RJR Tobacco has concluded that while the effect of ECLIPSE on the risk of cardiovascular disease is inconclusive, ECLIPSE may present smokers with less risk of cancer, chronic bronchitis and possibly emphysema when compared with other cigarettes. RJR is continuing to evaluate the test market results.

     Cost of products sold of $851 million in the third quarter of 2000 increased $26 million from the third quarter of 1999, primarily due to an increase of $41 million in ongoing settlement costs, partly offset by decreased volume. Cost of products sold of $2.5 billion in the first nine months of 2000 increased $112 million from 1999, primarily due to an increase of $114 million in ongoing settlement costs.

     Selling, general and administrative expenses of $913 million for the third quarter of 2000 increased $100 million from the comparable prior-year quarter. For the first nine months of 2000, selling, general and administrative expenses of $2.6 billion increased $376 million from the prior-year period. These changes over the prior-year periods were primarily due to increased promotional expense, composed mainly of competitive discounts.

     Up-front tobacco settlement and related expenses in the first nine months of 2000 reflect a $3 million reversal of the liability for employee severance and related benefits during the second quarter of 2000. This reversal reflects a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction. During the three and nine months ended September 30, 1999, RJR Tobacco recorded a charge of $40 million, $24 million after-tax, related to the tobacco growers' settlement.

     Operating company contribution increased 13.4% to $355 million for the third quarter of 2000 and increased 10.1% to $984 million for the first nine months of 2000 when compared with the prior-year periods. These increases are primarily due to the factors discussed above.

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

     Interest and debt expense was $43 million in the third quarter of both 2000 and 1999. For the first nine months of 2000, interest and debt expense of $129 million decreased $96 million from the comparable prior-year period. This decrease resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt, during the second quarter of 1999.

     Interest income decreased $14 million for the three-month period ended September 30, 2000, compared with the prior-year period, primarily reflecting higher cash balances during the third quarter of 1999 in anticipation of tax payments associated with the sale of the international tobacco business in the second quarter of 1999. Interest income was $75 million in each of the nine-month periods ended September 30, 2000 and 1999. See note 1 to the condensed consolidated financial statements.

     Other expense, net was $9 million for each of the quarters ended September 30, 2000 and 1999. Other expense, net decreased $23 million for the nine-month period ended September 30, 2000 from the comparable prior-year period. This decrease was primarily the result of higher 1999 charges related to the spin-off. See note 1 to the condensed consolidated financial statements.

     RJR Tobacco recorded a tax provision of $125 million, or an effective rate of 51.7%, in the third quarter of 2000 compared with $120 million recorded in the third quarter of 1999. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

     Discontinued operations for the three- and nine-month periods ended September 30, 1999 included after-tax income (loss) of $(9) million and $76 million, respectively, related to the operations of the international tobacco business and Nabisco. The nine months of 1999 also included a $2.6 billion gain on the sale of the international tobacco business, net of a $322 million loss on the recognition of Nabisco's cumulative translation adjustment account, reduced by $212 million in the third quarter of 1999 primarily for taxes, other than income. See note 1 to the condensed consolidated financial statements.

     An extraordinary loss of approximately $384 million, $250 million after-tax, was incurred during the nine months ended September 30, 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 1 to the condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to meet its obligations under the MSA and other existing settlement agreements, to fund its budgeted capital expenditures and to provide funding to RJR. This funding is primarily utilized by RJR to make its required debt-service payments, to pay dividends to RJR stockholders and, from time to time, to fund share repurchase programs. RJR and RJR Tobacco cannot predict cash requirements related to any future settlements and judgements, including cash required to bond any appeals, if necessary, and make no assurance that those requirements will be able to be met.

Cash Flows

     Net cash flows from operating activities of $1.2 billion in the first nine months of 2000 decreased $315 million from the prior-year period. This decrease primarily reflects an increase in cash payments of tobacco settlements partially offset by increased pricing.

     Net cash flows from investing activities of $74 million in the first nine months of 2000 decreased $7.6 billion from the comparable prior-year period. This decrease primarily results from the receipt of the net proceeds from the sale of the international tobacco business during the second quarter of 1999.

     Net cash flows used in financing activities of $433 million in the first nine months of 2000 decreased $4.8 billion from the comparable prior-year period. This decrease in funds used was primarily due to the repayment of long-term debt and transfers and payments to NGH during the nine months ended September 30, 1999.

     Net cash flows from discontinued operations were related to the sale of the international tobacco business in 1999, and a refund of related taxes during the third quarter of 2000.

     Since November 1999, RJR's board of directors has authorized two programs for the repurchase of shares of its common stock, from time to time, in the open market for purposes of enhancing stockholder value. The programs were funded by cash flows from operations. During the first nine months of 2000, RJR repurchased 7,185,839 shares of its common stock with a total cost of $170 million, which completed both repurchase programs and resulted in the cumulative repurchase of 9,913,239 shares at a cost of $225 million.

Debt

     In May 1999, RJR entered into a 30-month $1.235 billion revolving credit facility with a syndicate of banks. RJR can use the facility to obtain loans or letters of credit, at its option. RJR Tobacco has guaranteed RJR's obligations under this revolving credit facility. If RJR's new senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, additional RJR subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or falls two levels below these thresholds for either rating agency, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not generally required to maintain compensating balances; however, commitment fees of 1% of the notional amount are payable quarterly. This facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At September 30, 2000, RJR had $372 million in letters of credit and no borrowings outstanding, with the remaining $863 million of the facility available for borrowing. Additionally, as of September 30, 2000, RJR had letters of credit outstanding of approximately $4 million that were not backed by the revolving credit facility.

     In 1999, RJR issued $1.25 billion in debt securities of $550 million in principal amount of 7 3/8% notes due in 2003, $500 million in principal amount of 7 3/4% notes due in 2006 and $200 million in principal amount of 7 7/8% notes due in 2009. The net proceeds received were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at September 30, 2000.

     As of September 30, 2000, RJR also had $345 million of foreign currency debt, with fixed interest rates between 5.375% and 6.875%, due in 2000, and $404 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2001 through 2013.

Dividends

     On September 6, 2000, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on October 2, 2000 to stockholders of record as of September 18, 2000.

Capital Expenditures

     Capital expenditures were $38 million and $30 million for the nine months ended September 30, 2000 and 1999, respectively. To support its strategic and operating needs, RJR Tobacco plans to spend in the range of $60 million to $65 million for capital expenditures during 2000 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of September 30, 2000.

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

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 3 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.1 billion during the nine months ended September 30, 2000 and $1.6 billion in the 12 months ended December 31, 1999. RJR Tobacco estimates these payments in 2000 will exceed $2.2 billion and in future years will exceed $2.0 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

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

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. That decision was upheld by the Court of Appeals for the First Circuit. In September 2000, the district court permanently enjoined enforcement of the law and issued a judgment in favor of the cigarette manufacturers. Massachusetts has given notice of its intention to appeal that judgment.

     In August 1998, the Massachusetts Department of Public Health issued regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco, together with other cigarette manufacturers, filed comments with the MDPH on October 9, 1998. RJR Tobacco and the other manufacturers believe that the MDPH lacks legal authority to promulgate these regulations. Nevertheless, RJR Tobacco and the other manufacturers conducted a cooperative benchmarking study to address certain MDPH concerns. The benchmarking study obtained smoke constituent information on a representative number of cigarette brand styles. The final report, including all data, has been presented to the MDPH. The MDPH has announced its intention to promulgate additional regulations requiring further testing of cigarette brands, but no additional regulations have either been formally proposed for public comment or finalized.

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that ban all self-service cigarette sales; prohibit cigarette manufacturers from offering promotional items tied to cigarette sales; prohibit mail distribution of cigarettes in exchange for coupons and proofs of purchase; and prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco is also challenging the regulation that bans all cigarette advertising visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. Although RJR Tobacco believed that it had strong arguments that the regulations violate constitutional provisions concerning free speech, equal protection, due process, the Commerce Clause and federal preemption, the district court ruled against the industry on January 25, 2000, and the U.S. Court of Appeals for the First Circuit affirmed the District Court's decision on July 17, 2000. On October 16, 2000, RJR Tobacco and the other plaintiffs filed a petition for a writ of certiorari seeking review of the matter before the U.S. Supreme Court.

     In June 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until July 1, 2002 to issue final regulations. Six months from the issuance of the standards, but no later than January 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. RJR Tobacco is offering to share its ignition propensity research with the state. Similar legislation is being considered by other state legislatures.

     A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale; consequently, a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Forty-five states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

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

NGH Acquisition

     On June 25, 2000, RJR, RJR Acquisition Corp., a wholly owned subsidiary of RJR, and NGH entered into the Merger Agreement, which provides for RJR to acquire 100% of the outstanding voting stock of NGH. Under the Merger Agreement, as amended, NGH will merge with and into RJR Acquisition Corp. As a result of the merger, each outstanding share of NGH common stock will be converted into the right to receive $30 in cash. The aggregate purchase price for the acquisition is approximately $9.8 billion. Net cash proceeds to RJR from the transaction are anticipated to be approximately $1.4 billion to $1.5 billion.

     NGH's stockholders approved the sale of NGH's 80.5% interest in Nabisco to Philip Morris for approximately $11.7 billion in cash, and the subsequent acquisition of NGH by RJR, at the special meeting of NGH's stockholders held on October 27, 2000. The acquisition of Nabisco by Philip Morris has received approval from the European Commission and remains under review by U.S. antitrust authorities. Both transactions are expected to close during the fourth quarter of 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2000, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. RJR has adopted EITF No. 00-14 as of October 1, 2000 and believes that adoption of EITF No. 00-14 will not have a material impact on its financial position or net income for the year ended December 31, 2000. Income statements, including those presented for comparative purposes, will include the reclassification of certain program costs as a revenue reduction rather than a cost, in compliance with the display requirements.

     During the second quarter of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. RJR will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management has reviewed the terms of all current material contracts and financial instruments with terms through January 1, 2001, and believes that adoption of SFAS No. 133, as amended, will not have a material impact on its financial position or results of operations.

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

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURES

     RJR believes that near-term changes, if any, in foreign currency rates or interest rates will not have a material impact on its future earnings, fair values or cash flows, based on historical movements in foreign currency rates and interest rates, and the fair value of market-rate sensitive instruments at September 30, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the third quarter of 2000, 1,157 new actions, 1,100 of which were filed in state court in West Virginia in two complaints by the same law firm, were served against RJR Tobacco and/or its affiliates or indemnitees, and 43 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On September 30, 2000, there were 1,649 active cases pending, as compared with 561 on September 30, 1999 and 614 on September 30, 1998. As of October 17, 2000, 1,640 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,639 in the United States and 1 in the Marshall Islands. The U.S. case number does not include the 3,128 Broin II cases pending as of October 17, 2000, discussed in note 3 to the condensed consolidated financial statements.

     The U.S. cases, exclusive of the Broin II cases, are pending in 39 states and the District of Columbia. The breakdown is as follows: 1,216 in West Virginia; 113 in New York; 52 in California; 45 in Florida; 30 in Louisiana; 19 in the District of Columbia; 13 in Texas; 11 in each of Massachusetts and New Jersey; 10 in each of Alabama and Iowa; 9 in Pennsylvania; 8 in each of Mississippi, New Mexico, Tennessee and Wisconsin; 7 in each of Illinois and Missouri; 5 in each of Michigan and Nevada; 4 in each of Georgia, Minnesota and Ohio; 3 in each of Connecticut, Indiana, North Dakota, New Hampshire and Oklahoma; 2 in each of Arizona, Kansas, South Carolina, South Dakota and Washington; and 1 in each of Hawaii, Kentucky, Maryland, Maine, North Carolina, Oregon and Utah. Of the 1,639 active U.S. cases, 137 are pending in federal court, 1,498 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

                             ---------------------

     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJR Tobacco or its affiliates, including RJR, or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if those rulings are not final, could adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees and could encourage an increase in the number of those claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco
          Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc.
          and RJR Acquisition Corp.
   2.2    Letter dated October 19, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., electing
          that Nabisco Group Holdings Corp. be merged with and into
          RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group
          Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp.
   2.3    Letter dated October 27, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., agreeing
          that it will pay or cause to be paid to stockholders of
          Nabisco Group Holdings Corp., in circumstances described in
          Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings
          Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and
          Plan of Merger) and $11.729 billion.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings before Fixed
          Charges.
  27.1    Financial Data Schedule for the Nine Months ended September
          30, 2000.
  27.2    Financial Data Schedule for the Nine Months ended September
          30, 1999.

(B) REPORTS ON FORM 8-K

     During the quarter ended September 30, 2000, RJR filed no reports on Form 8-K.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/ KENNETH J. LAPIEJKO
                                          --------------------------------------
                                          Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: November 3, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco
          Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc.
          and RJR Acquisition Corp.
   2.2    Letter dated October 19, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., electing
          that Nabisco Group Holdings Corp. be merged with and into
          RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group
          Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp.
   2.3    Letter dated October 27, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., agreeing
          that it will pay or cause to be paid to stockholders of
          Nabisco Group Holdings Corp., in circumstances described in
          Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings
          Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and
          Plan of Merger) and $11.729 billion.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings before Fixed
          Charges
  27.1    Financial Data Schedule for the Nine Months ended September
          30, 2000.
  27.2    Financial Data Schedule for the Nine Months ended September
          30, 1999.