Form 10-K405
period 2000-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2001-03-01
CIK 83612

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                             NAME OF EACH                                                 NAME OF EACH
                                          EXCHANGE ON WHICH                                             EXCHANGE ON WHICH
         TITLE OF EACH CLASS                 REGISTERED               TITLE OF EACH CLASS                REGISTERED
---------------------------------------   -----------------   --------------------------------------    -----------------
Common Stock, par value $.01 per share    New York            8 3/4% Senior Notes due April 15, 2004    New York
8% Notes due July 15, 2001                New York            8 3/4% Notes due August 15, 2005          New York
8 5/8% Notes due December 1, 2002         New York            8 3/4% Notes due July 15, 2007            New York
7 5/8% Notes due September 15, 2003       New York            9 1/4% Debentures due August 15, 2013     New York


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of R.J. Reynolds Tobacco Holdings, Inc. on January 31, 2001 was approximately $5.3 billion, based on the closing price of $52.95. Certain directors of R.J. Reynolds Tobacco Holdings, Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: January 31, 2001:
102,033,212 shares of common stock, par value $.01 per share.
                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Definitive Proxy Statement of R.J. Reynolds Tobacco Holdings, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 15, 2001 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I
Item 1.       Business....................................................    3
Item 2.       Properties..................................................   17
Item 3.       Legal Proceedings...........................................   17
Item 4.       Submission of Matters to a Vote of Security Holders.........   18
              Executive Officers and Certain Significant Employees of the
                Registrant................................................   18

PART II
Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   20
Item 6.       Selected Financial Data.....................................   21
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   22
Item 7a.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................   34
Item 8.       Financial Statements and Supplementary Data.................   35
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   74

PART III
Item 10.      Directors and Executive Officers of the Registrant..........   74
Item 11.      Executive Compensation......................................   74
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   74
Item 13.      Certain Relationships and Related Transactions..............   74

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................   74

                                     PART I

ITEM 1. BUSINESS

     R.J. Reynolds Tobacco Holdings, Inc., formerly known as RJR Nabisco, Inc., was incorporated as a holding company in 1970, and is listed on the NYSE as RJR. RJR's subsidiaries include its wholly owned operating subsidiary, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and RJR Acquisition Corp. RJR Tobacco operates in one industry segment and is the second largest cigarette manufacturer in the United States. RJR Tobacco's largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten, best-selling brands of cigarettes in the United States in 2000. Those brands, and its other brands, including VANTAGE, MORE, NOW, MONARCH and BEST VALUE, are manufactured in a variety of styles and marketed in the United States and meet a range of smoker preferences.

     During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. In May 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business for $8 billion, including the assumption of $200 million of net debt, to Japan Tobacco Inc. As a result of this sale, RJR Tobacco's business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. A portion of the proceeds from the sale of the international tobacco business was used by RJR to repurchase $4 billion of its debt. Additionally, RJR transferred $1.6 billion in cash proceeds, together with its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999, and shares of RJR began trading separately on June 15, 1999.

     On December 11, 2000, through a merger, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities, at the time of the acquisition, other than $11.8 billion in cash. RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate, and was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp. Net proceeds to RJR were $1.5 billion, after transaction costs and payments to NGH stockholders.

INDUSTRY OVERVIEW

     U.S. cigarette shipments decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, industry shipments stabilized during 2000 at 419.8 billion units. From December 1999 to December 2000, wholesale cigarette prices increased $.33 per pack in response to payment obligations under the Master Settlement Agreement with state attorneys general and other state settlement costs. For more discussion of tobacco litigation and the MSA, see "-- Litigation Affecting the Cigarette Industry," "-- Environmental Matters," "Management's Discussion and
Analysis -- Governmental Activity" in Item 7, note 14 to the consolidated financial statements and Exhibit 99.1 to this report.

COMPETITION

     The U.S. market in which RJR Tobacco operates is highly competitive, with several large participants. Based on data collected by Information Resources Inc., during 2000, 1999 and 1998, Philip Morris Incorporated had an overall retail share of market of 50.37%, 49.58% and 48.73%, respectively. During these same years, RJR Tobacco had an overall share of 23.58%, 23.92% and 25.18%, respectively, and the remaining participants held lesser shares.

     Competition is primarily based on a brand's positioning, consumer loyalty, retail display and promotion, quality and price. Substantial marketing support, merchandising display and competitive pricing generally are required to maintain or improve a brand's market position or to introduce a new brand. Increased selling prices and higher cigarette taxes have resulted in increased competitive discounting and the proliferation of deep-discount brands from manufacturers not yet impacted to a significant degree by the MSA and other state settlement agreements.

     Anti-smoking groups have undertaken activities designed to restrict cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. The MSA, signed in late 1998, contains provisions restricting the marketing of cigarettes. See "-- Litigation Affecting the Cigarette Industry" for more discussion of the MSA.

     Because of significant cigarette marketing restrictions in the United States, established cigarette brands usually have a competitive advantage. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of competing brands in the United States, but there can be no assurance that such efforts will be successful. See "-- Marketing" for more discussion of RJR Tobacco's marketing efforts.

STRATEGY

     RJR's goals are to:

     -  stabilize, then grow earnings and cash flow;

     - deliver an attractive return to its stockholders, including meaningful and sustainable dividends; and

     - stabilize, then grow share of market for RJR Tobacco's four investment brands: CAMEL, WINSTON, SALEM and DORAL.

MARKETING

     RJR Tobacco is committed to providing unique products and increased value to its adult smoking consumers. RJR Tobacco's marketing programs are designed to strengthen each brand's image, build brand awareness and loyalty and attract adult smokers of competing brands, primarily in an effort to stabilize, then grow share of market of RJR Tobacco's four investment brands. These four brands achieved combined retail share of market stability in 2000.

     CAMEL continued to show strong retail share of market growth in 2000, resulting from its unique positioning supported by the "Pleasure to Burn" advertising campaign, the successful launch of its Turkish Gold line extension, the CML magalog and a continuous stream of new specialty products and promotions. WINSTON's performance improved during 2000 by leveraging its "No Bull" image, the launch of the "Winston Racing Nation" continuity program, which celebrates the lifestyle and passion of motorsports fans nationwide, and new ads featuring WINSTON's "First Cut" tobacco. SALEM has experienced recent share growth in its emphasis markets, where full marketing support includes its unique "It's not what you expect" positioning, innovative SLIDE BOX packaging and interaction with adult smokers through programs such as the Orb-e talent competition. DORAL, the industry's leading savings brand, benefited from its "Imagine Getting More" positioning. During 2000, DORAL launched its "Packed Tighter to Burn Slower" advertising campaign supporting a significant product enhancement that packs more tobacco into each cigarette, resulting in a slower-burning and longer-lasting product.

     In addition to its marketing programs discussed above, RJR Tobacco utilizes a defensive retail pricing strategy, periodically discounting at retail, to defend its brands' share of market against competitive pricing pressure. RJR Tobacco enhanced the execution of its retail strategy during 2000, gaining increased promotional coverage, broader retail presence and more competitive pricing.

     On a combined basis, RJR Tobacco's four investment brands represent over 80% of its volume and share of market. Additional RJR Tobacco full-price and savings products are offered to meet the diverse needs of adult smokers. Other full-price brands include VANTAGE, MORE and NOW. In the savings category, MONARCH, BEST VALUE and various private label brands are available for more cost-conscious adult smokers.

     RJR Tobacco also is committed to finding ways to develop and market consumer-acceptable cigarettes that may present less risk associated with smoking. In 2000, RJR Tobacco expanded its test market of ECLIPSE to the Dallas/Fort Worth area. ECLIPSE is a cigarette that primarily heats, rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor, and may present less risk of cancer, chronic bronchitis and possibly emphysema, compared to other cigarettes.

     RJR Tobacco continues to use advertisements in magazines read primarily by adults, direct mailings to age-verified adult smokers and other means to market the brands and enhance their appeal among adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in other adult venues where permitted. As a result of the MSA and other federal, state and local legislative and regulatory restrictions, RJR Tobacco does not utilize television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes.

MANUFACTURING AND DISTRIBUTION

     RJR Tobacco owns both of its cigarette manufacturing facilities, which are located in the Winston-Salem, North Carolina area: Tobaccoville, a two-million-square-foot facility constructed in 1985; and the Whitaker Park complex, which includes a one-and-one-half-million-square-foot plant, RJR Tobacco's Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a combined production capacity of approximately 150 billion cigarettes per year, and believes its cigarette manufacturing facilities are among the most technologically advanced in the United States.

     RJR Tobacco sells its cigarettes primarily to distributors and wholesalers and to certain large retail stores. Most of RJR Tobacco's customers buy on a spot basis rather than under long-term agreements. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2000 or 1999.

     During 2000, 1999 and 1998, sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 19%, 17% and 16%, respectively, of RJR's revenue. No other customer accounted for 10% or more of RJR's revenue during those years.

RAW MATERIALS

     In its production of cigarettes, RJR Tobacco uses domestic burley and flue-cured leaf tobaccos, as well as oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

     During 2000, RJR Tobacco primarily contracted directly with tobacco growers to purchase flue-cured leaf, while burley tobaccos were purchased primarily at domestic auction. In 2001, RJR Tobacco expects to contract-purchase both flue-cured and burley tobaccos. RJR Tobacco does not expect the cost of tobacco purchased by contract from growers to differ materially from that purchased at auction.

     Tobacco leaf is an agricultural product subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that bases tariffs on import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995.

RESEARCH AND DEVELOPMENT

     RJR Tobacco's research and development activities are located in its technologically advanced Bowman Gray Technical Center in Whitaker Park. Scientists and engineers continue to create more efficient methods of preparing tobacco blends and new products, as well as produce product enhancements and packaging that differentiate CAMEL, WINSTON, SALEM, DORAL and other RJR Tobacco brands from competitive brands. RJR Tobacco has developed a simple, practical way to reduce tobacco-specific nitrosamines, or TSNAs, by approximately 90% in flue-cured tobacco, and expects to switch to low-TSNA flue-cured tobacco in its cigarette blends as soon as reasonably possible. In addition, a major focus for research and development activity is the development of products that may present less risk associated with smoking. See note 1 to the consolidated financial statements for RJR Tobacco's research and development expense for the years ended December 31, 2000, 1999 and 1998.

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

     In connection with the sale of the international tobacco business, RJR Tobacco sold most of its trademarks and patents outside the United States.

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

     The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, in 2001 the U.S. Congress may consider legislation regarding increases in the federal excise tax, regulation by the U.S. Food and Drug Administration of the manufacture and sale of cigarettes and implementation of a national standard for "fire-safe" cigarettes. For a discussion of the regulatory and legislative environment applicable to the cigarette business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in
Item 7.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During 2000, 1,330 new actions, 1,100 of which were filed in state court in West Virginia in two complaints by the same law firm, were served against RJR Tobacco and/or its affiliates or indemnitees, and 207 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 2000, there were 1,664 active cases pending, as compared with 541 on December 31, 1999 and 664 on December 31, 1998. As of February 7, 2001, 1,668 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,665 in the United States, 2 in Puerto Rico and 1 in the Marshall Islands. The U.S. case number does not include the 3,074 Broin II cases pending as of February 7, 2001, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 38 states and the District of Columbia. The breakdown is as follows: 1,232 in West Virginia; 111 in New York; 57 in California; 55 in Florida; 36 in Louisiana; 18 in the District of Columbia; 11 in New Jersey; 10 in Texas; 9 in each of Alabama, Iowa, Mississippi, Pennsylvania and Tennessee; 8 in Missouri; 7 in each of Georgia, Illinois and New Mexico; 6 in Nevada; 5 in Michigan; 4 in each of Indiana, Massachusetts, Minnesota, North Carolina, New Hampshire and Wisconsin; 3 in each of Connecticut, North Dakota and South Carolina; 2 in each of Arizona, Kansas, Ohio, Oklahoma, South Dakota and Washington; and 1 in each of Hawaii, Maryland, Maine, Oregon and Utah. Of the 1,665 active U.S. cases, 139 are pending in federal court, 1,522 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance, and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Seven of the 1,665 active cases in the United States, plus the 3,074 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-seven cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 66 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Ten cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. In Nunnally v. R.J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. Most recently, in Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco. The trial of this case continued and the jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001.

     RJR Tobacco has prevailed in all individual smoker cases that have gone to trial except two. In Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages ($10 million against RJR Tobacco and $10 million against Philip Morris). RJR Tobacco and Philip Morris have filed their notice of appeal, and RJR Tobacco believes it has valid grounds for appeal. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco's motion for a new trial.

     Juries have found for plaintiffs in five smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid. Two of the verdicts have been overturned on appeal, and the other three remain on appeal. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending. In the third case, Carter v. American Tobacco Co, the Florida Supreme Court, on November 22, 2000, reversed the ruling (in favor of Brown & Williamson) by the Florida Second District Court of Appeal, and reinstated the jury verdict against Brown & Williamson. On January 29, 2001, the Florida Supreme Court denied Brown & Williamson's request for a rehearing. Brown & Williamson may appeal to the United States Supreme Court.

     Broin II Cases. As of February 7, 2001, approximately 3,074 lawsuits, referred to as the Broin II cases, have been filed, and are still pending, in Florida, by individual flight attendants, for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Rather, under this order, they will be required only to prove that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye's ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. However, on January 12, 2001, the Third District Court of Appeal denied plaintiffs' motion to dismiss. Defendants-Appellants' initial brief was filed on January 26, 2001.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in Illinois, Missouri, New Jersey, Ohio and Pennsylvania claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or who are the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 13 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On November 6, 2000, the United States District Court for the Eastern District of New York denied certification to a purported class of smokers in Simon v. Philip Morris, Inc. The class was defined as all persons residing in the United States, or who were residents at the time of their death, who had a 20-pack-per-year history of smoking, and who had a timely claim as of April 9, 1999 for personal injury or wrongful death arising from lung cancer. Most recently, on December 29, 2000, in Aksamit v. Brown & Williamson Tobacco Corp., the United States District Court for the District of South Carolina denied class certification to a purported class defined as any and all persons who have been addicted to, harmed or killed by, tobacco products that were designed, tested, manufactured, distributed and/or sold by any of the defendants within the geographic territory of the State of South Carolina.

     Similarly, most state courts have refused to certify smoker class actions. On January 10, 2000, in Taylor v. American Tobacco Co., a Michigan state court judge denied certification of another smoker class action. On April 10, 2000, a California state court judge denied certification in Brown v. American Tobacco Co. On May 16, 2000, in Richardson v. Philip Morris Inc., the highest state court in Maryland reversed a trial court's decision to certify a class of individual smokers. On September 19, 2000, in Walls v. American Tobacco Co., an Oklahoma state court answered a series of state law questions (certified to the state court by the federal court where the purported class was filed) in such a way that led the parties to stipulate that the case should not be certified as a class action in federal court and that the individual plaintiffs would dismiss their federal court cases without prejudice. The federal court issued an order on October 19, 2000, refusing to certify the case as a class action, and dismissed the individual plaintiffs' cases. On December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. On December 19, 2000, the Court of Common Pleas of Philadelphia County, Pennsylvania, denied plaintiffs' motion for class certification in Oliver v. R. J. Reynolds Tobacco Co. Plaintiffs had sought certification on behalf of residents of Pennsylvania who, on or after March 3, 1992, purchased and smoked light and/or ultralight cigarettes within Pennsylvania that were manufactured, marketed and/or distributed by defendants. Finally, on January 30, 2001, in Badillo v. American Tobacco Co., Inc., the Nevada Supreme Court, in response to questions raised by a federal district court in Nevada, held that Nevada law does not recognize medical monitoring as a cause of action. The federal district court will consider this opinion in determining whether or not to certify the Badillo case (a purported class of casino workers exposed to environmental tobacco smoke) and several individual smoker class actions.

     Classes have remained certified thus far in five state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Trial is scheduled to begin on June 18, 2001. On August 16, 2000, in Blankenship v. Philip Morris, Inc., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of West Virginia residents consisting of: (1) all nicotine-dependent persons who are West Virginia residents who have purchased and smoked cigarettes manufactured, promoted, marketed, advertised and/or sold by defendants, (2) the estates, representatives and administrators of West Virginia residents who were or are nicotine-dependent cigarette smokers, and (3) the spouses, children, relatives and "significant others" of these West Virginia residents who were or are nicotine-dependent cigarette smokers as their heirs or survivors. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, has been scheduled for February 19, 2001. On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999.

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

     Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors on their behalf, claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages.

The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. The legal effect of that finding should be to bar his claim based on the applicable statute of limitations. In the second phase, the trial court also ordered the jury to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the "Florida class" of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco. On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and initiated the appeals process. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

     Although the bond legislation described above is intended to apply to the Engle case, RJR Tobacco cannot predict the outcome of any possible challenges to the legislation's validity. In addition, four states, Georgia, Kentucky, North Carolina and Virginia have enacted legislation that limits the size of the bond required to stay execution of a punitive damages verdict pending appeal, but does not affect the underlying verdict.

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

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of October 17, 2000, final approval had been achieved in all settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contains releases of various additional present and future claims.

     In the settling jurisdictions, the MSA released RJR Tobacco, its indemnitees and RJR from: (1) all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

          - Monetary Liabilities. In addition to the payments made in 1998, 1999 and 2000, the MSA calls for three annual initial industry payments starting in 2001 of up to approximately $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual industry payments, increasing from the current $5 billion to $8 billion in 2004, and further to $9 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume units, inflation and other factors. Accordingly, RJR Tobacco records its allocation of charges in cost of goods sold as products are shipped.

          The tobacco companies also agreed to (1) make a one-time payment of $50 million on March 31, 1999, to establish a fund for enforcement of the MSA and law relating to tobacco products and (2) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

          In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research, to reduce youth smoking, and to understand, and educate the public about, diseases associated with tobacco product use. The tobacco companies agreed to fund the foundation with (1) ten annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million, which began on March 31, 1999, and $300 million annually thereafter for four years, and (3) additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

          The manufacturers also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees have been determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys' fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure are subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 7, 2001, awards determined by arbitration totaled $11.9 billion, and awards determined in accordance with a negotiated fee procedure totaled approximately $626 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys' fees, of the attorneys' general offices and at $75 million annually for outside counsels' costs. Payments for attorneys' fees and costs are to be allocated on a market-share basis.

          - Growers' Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year from 1999 through 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer's relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer's annual payment is also subject to a tax offset adjustment.

          - Other MSA Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.2 billion, $1.6 billion and $.8 billion in 2000, 1999 and 1998, respectively. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

     On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys' general cases, against RJR Tobacco and certain other

Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action itself. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. That decision was not appealed by the government.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants' motion to dismiss the following counts of plaintiff's complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler's September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 7, 2001, approximately 21 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund
v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. The latter set of cases is on appeal to the United States Court of Appeals for the District of Columbia.

     On March 3, 2000, a New York state court granted motions to dismiss ten union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On September 26, 2000, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed the trial court's dismissal of the antitrust claim and found the remaining claims in the plaintiffs' complaint were too remote to permit recovery.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, out of which four remain pending in tribal courts, one in federal court in each of New Mexico and Texas and one class action in San Diego Superior Court. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs' motion for class certification. On January 10, 2001, plaintiffs filed a request for dismissal with the court, which has yet to be approved. Trial in this matter had been scheduled to begin June 4, 2001. On July 11, 2000, in Lower Brule Sioux Tribe v. American Tobacco Co., the Lower Brule Sioux Tribe voluntarily dismissed its suit in tribal court. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     Groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal to the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff can pursue these claims.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Plaintiff appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the trial court's dismissal on October 6, 2000. On December 14, 1999, a federal district court in Washington dismissed a similar case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia.

     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care and medical and other assistance paid by those foreign governments to their citizens. Of the 18 cases currently pending, eight are pending in state court and ten are pending in federal court. Six federal court cases have been transferred by the Panel on Multi-District Litigation to the District Court of the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, the Republic of the Marshall Islands has brought a health-care cost recovery lawsuit in the Marshall

Islands against RJR Tobacco and other cigarette manufacturers. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     On January 5, 2000, a San Diego Superior Court judge dismissed certain claims in two lawsuits: California v. Philip Morris, Inc. and California v. Brown & Williamson Tobacco Corp. These lawsuits, brought by the cities of Los Angeles and San Jose, on behalf of the people of California, claimed that the tobacco industry violated California's Proposition 65 and several California state laws by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge found that the industry had not violated Proposition 65 and dismissed those claims. The judge did not dismiss certain other California state law claims. The parties in these two actions agreed to settle the remaining claims. On November 20, 2000, the court approved the settlements and entered final judgments.

     Finally, ten lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. Falise v. American Tobacco Co. was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. No date has yet been set for the re-trial of this case. Other such cases pending in New York, Mississippi and California might go to trial in 2001.

     Antitrust Cases. Approximately 52 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, against United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Approximately 39 of these cases remain pending -- 8 in federal court and 31 in state courts. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs' claims of fraudulent concealment, claims concerning conduct outside the United States, and allegations relating to non-price conduct. On January 12, 2001, plaintiffs moved to replead their fraudulent concealment allegations. On January 23, 2001, the federal court certified a class of direct-purchaser plaintiffs.

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

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. Discovery is ongoing. On January 19, 2001, Cigarettes Cheaper! moved to amend its counterclaim to include a violation of the Sherman Act sec. 1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery is ongoing. Trial is scheduled to begin on October 29, 2001 in Oakland, California.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders (some 5,930 of which are actually named in the first amended complaint). Plaintiffs' current theory, as reflected in their second amended complaint (which was filed on September 2, 2000), is that the defendants (Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co.) engaged in bid-rigging of American tobacco auctions (both burley and flue-cured) beginning at least by 1996 and continuing to present. Defendants' actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government's tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants.

     Scheduled Trials. RJR Tobacco is a defendant in 11 non-Broin II cases currently scheduled for trial in the first half of 2001. These cases include five individual smoking and health cases, four asbestos contribution cases, one health-care cost recovery case and one medical monitoring class action. Additionally, several Broin II cases are scheduled for trial during this period.

     Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

     On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On
May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JTI-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the
United States "by means of false and fraudulent practices . . . ."
JTI-MacDonald, Inc., Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit on July 28, 2000; no ruling has been issued. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Trial is scheduled for April 2, 2001.

     For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see
"-- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item
7. For more detailed information about the class action and other aggregated claims suits pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see Exhibit 99.1 to this report.
                             ---------------------

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

     RJR Tobacco has been notified by the EPA of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. It also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. This matter is in its preliminary stage, as information is still being gathered from other potentially responsible parties recently notified by the EPA.

     In December 1998, the EPA proposed regulations that would have imposed restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. Those proposed regulations would have required RJR Tobacco to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. The EPA finalized approval of new regulations for use of these fumigants in November 2000. RJR Tobacco will be able to continue fumigation of stored tobacco under new label conditions. Although some future expenditures may be required to comply with the EPA regulations, RJR Tobacco does not expect that those expenditures will be significant.

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

EMPLOYEES

     At December 31, 2000, RJR and its subsidiaries had approximately 8,100 employees and 1,000 part-time employees. None of these employees is unionized. RJR Tobacco believes that it maintains good relations with its employees. In January 2001, RJR Tobacco was included in Fortune magazine's annual list of the "100 Best Companies to Work For."

ITEM 2. PROPERTIES

     RJR Tobacco owns two buildings in downtown Winston-Salem, North Carolina, in which RJR's executive offices are located. For information about RJR Tobacco's operating facilities see "Business -- Manufacturing" and "Business -- Research and Development" in Item 1.

ITEM 3. LEGAL PROCEEDINGS

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For information about litigation and legal proceedings pending against RJR or its affiliates, including RJR Tobacco, or indemnitees, see "Business -- Litigation Affecting the Cigarette Industry" and "Business -- Environmental Matters" in Item 1; "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Governmental Activity" in Item 7; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. A copy of Exhibit 99.1 will be provided free of charge upon request by writing to the Corporate Secretary, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, 401 N. Main Street, Winston-Salem, NC 27402-2866, or by phoning 336-741-5162.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

     The executive officers and certain significant employees of RJR and RJR Tobacco are:

     Andrew J. Schindler. Mr. Schindler, 56, has served as President and Chief Executive Officer of RJR Tobacco since 1995 and of RJR since June 14, 1999. He has served as Director of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 2, 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President -- Operations of RJR Tobacco in June 1989 and was elected Executive Vice President -- Operations of RJR Tobacco in 1991. In May of 1994, Mr. Schindler became President and Chief Operating Officer of RJR Tobacco. He is a member of the North Carolina School of the Arts Foundation Board, the Wake Forest University Baptist Medical Center Board of Visitors, the board of trustees of the R. J. Reynolds Foundation and the boards of directors of Winston-Salem Business, Inc. and the Winston-Salem Alliance. Mr. Schindler is Vice Chairman of !dealliance (formerly the North Carolina Emerging Technology Alliance).

     Thomas R. Adams. Mr. Adams, 50, has been Senior Vice President and Controller of RJR and RJR Tobacco since June 14, 1999. From 1985 until 1999, he was Partner at the accounting firm of Deloitte & Touche LLP.

     Lynn J. Beasley.  Ms. Beasley, 43, has served as Executive Vice
President -- Marketing of RJR Tobacco since 1997. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the Winston/Camel business unit in 1993. From 1995 until 1997, she was Senior Vice President of Brand Marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the Senior Services Board and the Tanglewood Park Foundation Board.

     Charles A. Blixt. Mr. Blixt, 49, has been Executive Vice President, General Counsel and Director of RJR Tobacco since 1995 and Executive Vice President, General Counsel and Assistant Secretary of RJR since June 14, 1999. He joined RJR Tobacco as Associate Counsel -- Litigation in 1985. Mr. Blixt serves on the Board of Visitors of Salem College and Academy and the Board of Visitors of Wake Forest University School of Law.

     McDara P. Folan, III. Mr. Folan, 42, joined RJR in June 1999 as Vice President, Deputy General Counsel and Secretary. He also was Vice President, Deputy General Council and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. From 1992 until 1999, Mr. Folan served as Vice President, Secretary and General Counsel for Allen Telecom Inc., a manufacturer and distributor of wireless communications equipment, in Cleveland, Ohio.

     Robert R. Gordon, Jr.  Mr. Gordon, 56, has been Executive Vice
President -- Human Resources of RJR Tobacco since 1994 and of RJR since July 2, 1999, and Director of RJR Tobacco since 1991. He joined RJR Tobacco in 1967 and became Vice President of Personnel in 1984. In 1989, he was promoted to Senior Vice President of Personnel of RJR Tobacco. Mr. Gordon also is Chairman of the board of trustees of the Triad North Carolina Region of Novant Health, Inc., a non-profit system of community-based healthcare providers and inpatient hospitals.

     Lynn L. Lane. In June 1999, Ms. Lane, 49, rejoined RJR as Senior Vice President and Treasurer and was named Senior Vice President and Treasurer of RJR Tobacco. She joined RJR in 1973 and was promoted to Vice President and Assistant Treasurer of RJR in 1991. In 1995, she was named Vice President and Treasurer of R.J. Reynolds Tobacco Worldwide. From 1996 until 1999, Ms. Lane was Vice President -- Treasurer and Investor Relations of Burlington Industries, a manufacturer and distributor of fabrics and other textile products. She also serves on the boards of trustees of the R. J. Reynolds Foundation and Greensboro College and the East Carolina University Board of Visitors and is Chair-Elect of the East Carolina University Foundation Board.

     Kenneth J. Lapiejko. Mr. Lapiejko, 52, has served as Executive Vice President and Chief Financial Officer of RJR Tobacco since June 15, 1999 and of RJR since June 14, 1999. He has been Director of RJR Tobacco since 1996. From 1995 until 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer of RJR Tobacco. Mr. Lapiejko joined R.J. Reynolds Tobacco International as a senior financial analyst in 1977. After holding a number of positions with RJR Tobacco, in 1991 he was promoted to Vice President of Finance and Accounting.

     James V. Maguire. In July 1999, Mr. Maguire, 49, was promoted to Executive Vice President -- Sales of RJR Tobacco after serving as Senior Vice
President -- Sales of RJR Tobacco since 1994. He joined RJR Tobacco in 1973 as a sales representative and after holding a number of positions at RJR Tobacco and RJR, he became Vice President of Sales and Marketing Development of RJR Tobacco in 1993.

     Tommy J. Payne. Mr. Payne, 43, assumed his current positions as Executive Vice President -- External Relations of RJR Tobacco and of RJR in July 1999, after serving as Senior Vice President -- External Relations of RJR Tobacco since 1998 and of RJR since June 1999. He joined RJR in 1988 and was promoted to Director of Federal Government Affairs in 1995. From 1995 until 1998, he was Vice President -- Federal Government Affairs of RJR Tobacco in Washington, D.C. Mr. Payne serves on the boards of trustees of Winston-Salem State University, the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation and the R. J. Reynolds Foundation and the East Carolina University Board of Visitors.

     David E. Townsend. In October 2000, Dr. Townsend, 53, was promoted to Executive Vice President -- Research and Development of RJR Tobacco after serving as Vice President of the Research and Development Product Development and Assessment Group of RJR Tobacco since 1997. He joined RJR Tobacco in 1977 and, after holding a number of positions at RJR Tobacco, was promoted to Senior Principal Scientist of RJR Tobacco in 1995, and to Director of Product Development and Assessment of RJR Tobacco in 1996.

     James H. Wilson. In July 1999, Mr. Wilson, 58, was promoted to Executive Vice President -- Operations of RJR Tobacco after serving as Senior Vice President -- Operations of RJR Tobacco since 1994 and Director of RJR Tobacco since 1997. He joined RJR Tobacco in 1962 and was promoted to Vice President of Manufacturing of RJR Tobacco in 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     RJR's common stock, par value $.01 per share, is listed on the NYSE as RJR and began trading on June 15, 1999. On January 31, 2001, there were approximately 38,000 holders of record of RJR's common stock. Stockholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The common stock closing price on January 31, 2001 was $52.95.

     The high and low sales prices per share for the common stock on the NYSE Composite Tape, as reported by the NYSE, was:

                                                               HIGH     LOW
                                                              ------   ------
2000:
  First Quarter.............................................  $20.50   $15.75
  Second Quarter............................................   31.94    16.94
  Third Quarter.............................................   37.25    24.88
  Fourth Quarter............................................   50.25    30.81
1999:
  Second Quarter (from June 15, 1999).......................   32.94    30.38
  Third Quarter.............................................   32.88    24.81
  Fourth Quarter............................................   28.38    16.00

     Since the third quarter of 1999, the board of directors of RJR has declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis.

     RJR conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR's credit facilities limit the payment by RJR of dividends on its common stock in excess of specific amounts. For more information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition" in Item 7 and note 10 to the consolidated financial statements. RJR believes that the provisions of its credit facilities will not impair its payment of quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR's independent auditors. The selected historical consolidated financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1997 and 1996 are derived from audited consolidated financial statements not presented or incorporated by reference. The selected historical consolidated financial data as of December 31, 1996 are derived from unaudited consolidated financial statements, which are not presented or incorporated by reference, that reflect all adjustments, consisting only of adjustments of a normal and recurring nature, necessary for a fair presentation. The financial statements prior to 2000 segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                       2000      1999      1998      1997      1996
                                                      -------   -------   -------   -------   -------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS:
Net sales (1).......................................  $ 8,167   $ 7,567   $ 5,716   $ 5,044   $ 4,702
Income (loss) from continuing operations............      352       195      (519)       19       226
Income from discontinued operations.................       --     2,398         3       414       440
Extraordinary items - gain (loss)...................    1,475      (250)       --        --        --
Net income (loss)...................................    1,827     2,343      (516)      433       666
PER SHARE DATA:
Basic income (loss) from continuing operations......     3.48      1.80     (4.77)      .17      2.08
Diluted income (loss) from continuing operations....     3.46      1.80     (4.77)      .17      2.08
Basic income from discontinued operations...........       --     22.10       .03      3.81      4.05
Diluted income from discontinued operations.........       --     22.08       .03      3.81      4.05
Basic income (loss) from extraordinary items........    14.56     (2.30)       --        --        --
Diluted income (loss) from extraordinary items......    14.48     (2.30)       --        --        --
Basic net income (loss).............................    18.04     21.60     (4.74)     3.98      6.13
Diluted net income (loss)...........................    17.94     21.58     (4.74)     3.98      6.13
Basic weighted average shares, in thousands.........  101,264   108,495   108,691   108,691   108,691
Diluted weighted average shares, in thousands.......  101,857   108,570   108,691   108,691   108,691
Cash dividends declared per share of common stock
  (2)...............................................  $  3.10   $  1.55   $    --   $    --   $    --
BALANCE SHEET DATA (AT END OF PERIODS):
Total assets........................................   15,554    14,377    19,310    20,251    20,747
Long-term debt......................................    1,674     1,653     4,861     4,944     4,928
Stockholders' equity................................    8,436     7,064     9,886    11,079    11,669
OTHER DATA:
Ratio of earnings to fixed charges (3)..............      5.1       2.8        --       1.5       2.2
Deficiency in the coverage of fixed charges by
  earnings before fixed charges (3).................  $    --   $    --   $  (679)  $    --   $    --

---------------

(1) Net sales and costs of products sold exclude excise taxes of $1.631 billion, $1.173 billion, $1.292 billion, $1.369 billion and $1.401 billion for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(2) RJR began trading as a separate company on June 15, 1999. Since the third quarter of 1999, a quarterly dividend of $.775, or $3.10 on an annualized basis, has been declared.
(3) Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the consolidated financial condition and results of operations of RJR should be read in conjunction with the consolidated financial statements and the related notes of RJR as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000.

     On December 11, 2000, through a merger, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities, at the time of the acquisition, other than $11.8 billion in cash. Pursuant to an agreement and plan of merger dated June 25, 2000, as amended, RJR Acquisition Corp. was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp.

     The acquisition was accounted for as a purchase, and accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired, principally $11.8 billion cash, and liabilities assumed. As consideration, RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate, provided from the net cash proceeds of the acquisition. The remaining $1.5 billion excess of net assets acquired, after costs related to the transaction, was recognized as an extraordinary gain on acquisition in the fourth quarter of 2000.

RESULTS OF OPERATIONS

                                                               2000     1999     1998
                                                              ------   ------   ------
Net sales...................................................  $8,167   $7,567   $5,716
Cost of products sold (*)...................................   3,325    3,233    1,289
Selling, general and administrative expenses................   3,562    3,082    2,844
                                                              ------   ------   ------
                                                               1,280    1,252    1,583
Tobacco settlement and related expenses (*).................      (3)      23    1,442
                                                              ------   ------   ------
Operating company contribution..............................  $1,283   $1,229   $  141
                                                              ======   ======   ======

---------------

(*) $2,329 million, $2,178 million and $148 million of ongoing settlement expense was recorded in cost of products sold for the years ended 2000, 1999 and 1998, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and related expenses.

2000 COMPARED WITH 1999

     Net sales of $8.2 billion for the year ended December 31, 2000 increased 7.9% over 1999. This increase was driven by favorable pricing of $626 million, as a result of price increases in 2000 and the last half of 1999, partially offset by a $38 million unfavorable volume shift in the branded savings price-tier to private label. RJR Tobacco's shipment volume for the year of 96.4 billion units, excluding Puerto Rico and certain other U.S. territories' volume of 1.4 billion units, was level with the prior year, while industry volume increased 0.1% to 419.8 billion units. Preliminary analysis indicates that RJR Tobacco's shipment volume benefited from an increase in trade inventory levels. RJR Tobacco's consumption volume declined 3.5%, and the industry declined 2.5% during 2000 compared with 1999. Consumption is expected to continue to decline in 2001.

     RJR Tobacco's full-price shipments represented 63.2% and 62.6% of its total shipments for the years ended December 31, 2000 and 1999, respectively. Industry-wide, full-price shipments represented 73.5% and 73.4% of total shipments for the years ended December 31, 2000 and 1999, respectively. RJR Tobacco's full-price shipments increased 0.9% while the industry full-price increase was 0.2%. CAMEL shipments, excluding the non-filter style, for 2000 were up 10.2% versus 1999 and WINSTON's base styles increased 0.6% during 2000 from 1999. SALEM shipments were down 3.9% compared with the prior year. Shipments for DORAL decreased 1.6% compared with the prior year, while the industry savings decline was 0.2%.

     RJR Tobacco's retail share of market averaged 23.58% for the year ended December 31, 2000, a decrease of .34 share points compared with the prior year.

     CAMEL, RJR Tobacco's largest full-price brand, continued to show strong growth. Its share of market, excluding the non-filtered style, grew .42 share points to 5.14% in 2000. CAMEL's growth was supported by its "Pleasure to Burn" positioning, its successful launch of Turkish Gold and its creative and integrated marketing programs.

     Base WINSTON's retail share of 4.76% for the year ended December 31, 2000 was down slightly from its 1999 share of 4.83%; however, its share increased .16 share points in the second half compared with the first half of 2000. WINSTON's "No Bull" positioning and a more competitive retail plan contributed to the brand's performance.

     SALEM's share averaged 3.01% in 2000 compared with 3.17% in 1999, reflecting increased competitive activity in the menthol category. However, SALEM's share has recently grown in its emphasis markets where the brand's full marketing support is having a positive impact among adult menthol smokers. These initiatives include SALEM's "It's not what you expect" positioning, unique packaging, promotions and adult smoker events.

     DORAL's retail share of market was 6.16% in 2000, down .14 share points compared with the prior year. Competitive pricing pressure from deep-discount brands impacted DORAL's performance, particularly in the second quarter of 2000. To more effectively compete against these brands, refined retail pricing promotions were begun in mid-2000. These promotions, along with its "Imagine Getting More" positioning, contributed to consecutive share gains in the third and fourth quarters.

     RJR Tobacco expanded its test market of ECLIPSE to include the Dallas/Fort Worth area, in April 2000 through direct mail and Internet sales to age-verified, adult smokers, and in January 2001 through limited retail sales. ECLIPSE is a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, stains or lingering odor. Additionally, using a four-step scientific methodology, RJR Tobacco announced that while the effect of ECLIPSE on the risk of cardiovascular disease is inconclusive, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with other cigarettes. RJR Tobacco is continuing to evaluate the test market results.

     Cost of products sold of $3.3 billion increased $92 million from 1999, primarily due to an increase of $151 million in ongoing settlement costs partly offset by lower raw material cost.

     Selling, general and administrative expenses of $3.6 billion in 2000 increased $480 million from the prior year. This change over the prior-year period was primarily due to increased promotional expense, composed mainly of retail discounting.

     Tobacco settlement and related expenses during 2000 reflect activity in the $1.4 billion initial, up-front charge recorded in 1998 as follows:

                                                                    "MOST
                                                                   FAVORED
                                                                   NATION"       RATIONALIZATION    EMPLOYEE
                                        MASTER     MINNESOTA     ADJUSTMENTS           OF           SEVERANCE
                                      SETTLEMENT   SETTLEMENT   FOR PREVIOUSLY    MANUFACTURING    AND RELATED
                                      AGREEMENT    AGREEMENT    SETTLED STATES     OPERATIONS       BENEFITS      TOTAL
                                      ----------   ----------   --------------   ---------------   -----------   -------
Original charge.....................    $ 620        $ 312          $ 145             $ 214           $151       $ 1,442
Utilized in 1998....................     (620)        (312)          (145)             (214)           (54)       (1,345)
                                        -----        -----          -----             -----           ----       -------
Balance, December 31, 1998..........       --           --             --                --             97            97
Utilized in 1999....................       --           --             --                --            (42)          (42)
Adjusted in 1999....................       --           --             --                --            (17)          (17)
                                        -----        -----          -----             -----           ----       -------
Balance, December 31, 1999..........       --           --             --                --             38            38
Utilized in 2000....................       --           --             --                --            (28)          (28)
Adjusted in 2000....................       --           --             --                --             (3)           (3)
                                        -----        -----          -----             -----           ----       -------
Balance, December 31, 2000..........    $  --        $  --          $  --             $  --           $  7       $     7
                                        =====        =====          =====             =====           ====       =======

     For more information about the MSA and other state settlement agreements, see "Business -- Litigation Affecting the Cigarette Industry" in Item 1 and note 14 to the consolidated financial statements. The rationalization of manufacturing operations primarily represents a charge to write down the book value of one of RJR Tobacco's production facilities and certain equipment in Winston-Salem, North Carolina, to fair value. The employee severance and related benefits expense was a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions expected to result from the MSA signed in November 1998. Management believes that RJR Tobacco's price increases, which were necessary to satisfy its ongoing annual payment obligations under the MSA, have adversely affected, and may continue to adversely affect RJR Tobacco's volume.

     During 2000 and 1999, $3 million and $17 million, respectively, were reversed from the liability for employee severance and related benefits to tobacco settlement and related expenses, which reflected a less-than-expected volume decline and a corresponding less-than-expected related workforce reduction. Cash expenditures related to the termination of employees is expected to be $77 million, of which $70 million was paid as of December 31, 2000. The remaining reserve is expected to be paid from operations in 2001. Pre-tax savings in 2000 and 1999 were approximately $85 million and $57 million, respectively, and are expected to be $85 million in 2001.

     During 1999, RJR Tobacco recorded $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers' settlement.

     Operating company contribution, an alternative performance measure, increased 4.4% to $1.3 billion for 2000 when compared with the prior year. This increase is primarily due to the factors discussed above.

     An impairment charge of $89 million, $54 million after-tax, was incurred during the fourth quarter of 2000 on two of RJR Tobacco's non-investment brands, MAGNA and CENTURY. As a result of this charge, amortization expense related to trademarks will decrease $4 million on an annual basis.

     Headquarters close-down and related charges recorded by RJR in the second quarter of 1999 of $143 million, $93 million after-tax, reflected the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of its headquarters resulted from reorganization transactions described in note 2 to the consolidated financial statements. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees whose employment was terminated on June 14, 1999, at which time RJR satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

     Interest and debt expense was $168 million and $268 million in 2000 and 1999, respectively. This decrease resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt, during the second quarter of 1999.

     Interest income increased $5 million during 2000 when compared with the prior year, primarily reflecting higher cash balances and higher interest rates.

     Other expense, net decreased $27 million for the year ended December 31, 2000 from the prior year. This decrease was primarily the result of higher 1999 charges related to the spin-off. See note 2 to the consolidated financial statements.

     Provision for income taxes was $396 million, or an effective rate of 52.9%, in 2000 compared with $315 million recorded in 1999. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

     Discontinued operations for the year ended December 31, 1999 included after-tax income of $76 million related to the operations of the international tobacco business and Nabisco. Additionally, discontinued operations included a $2.3 billion gain on the sale of the international tobacco business, net of a $322 million loss on the recognition of Nabisco's cumulative translation adjustment account. See note 2 to the consolidated financial statements.

     Extraordinary items included a gain of $1.5 billion realized during the fourth quarter of 2000 in connection with RJR's acquisition of NGH. See note 3 to the consolidated financial statements. An extraordinary loss of $384 million, $250 million after-tax, was incurred during 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 2 to the consolidated financial statements.

1999 COMPARED WITH 1998

     Net sales of $7.6 billion for the year ended December 31, 1999 increased 32.4% over 1998. This increase was primarily due to favorable pricing of $2.5 billion, partly offset by $692 million in lower volumes. Collective price increases since November 1998, in response to litigation settlements, adversely impacted the shipment volume of RJR Tobacco and the industry in general. RJR Tobacco's total shipment volume during 1999 of 96.4 billion units, excluding Puerto Rico and certain other territories' volume of approximately 1.4 billion units, declined 12.7% from the prior year, while industry volume declined 9.0%. RJR Tobacco's full-price shipments represented 62.6% of total shipments for each of the years ended December 31, 1999 and 1998, whereas industry-wide, full-price shipments represented 73.4% and 73.0% of total shipments for the years ended December 31, 1999 and 1998, respectively.

     Compared with 1998, the 1999 shipment volume for CAMEL, excluding the non-filter style, was down 7.4%, but outperformed the industry full-price decline of 8.5%. Shipments of the WINSTON styles supported by the "No Bull" repositioning, declined 13.9% compared with 1998. WINSTON's performance was negatively impacted by the unprecedented settlement-related price increases and the price sensitivity among its franchise smokers. Consequently, new WINSTON "No Bull" programs, such as "Winston Racing Nation," were introduced to enhance loyalty among WINSTON's adult smokers. SALEM shipments were down 12.7% compared with 1998, also negatively impacted by settlement-related price increases. Volume for DORAL, the industry's leading savings brand, was down 13.5% from 1998. DORAL's performance reflected the savings-brand industry decline of 10.3% during 1999, and also was impacted negatively by increased activity from competitive deep-discount brands.

     RJR Tobacco's total retail share of market declined by 1.26 share points in 1999 compared with 25.18% in 1998. Most of this share loss occurred by the end of the second quarter. In line with RJR Tobacco's strategy to stabilize, then grow, market share on the four investment brands, the second-half 1999 trend improved due to the combined performance of CAMEL, WINSTON, SALEM and DORAL.

     CAMEL's market share, excluding the non-filter style, grew almost .20 share points on average in the last half of the year compared with the second quarter of 1999. CAMEL finished the year at 4.72% share of market, up slightly versus 1998.

     WINSTON and SALEM experienced retail market share declines in the first half of 1999, most of which occurred in the first quarter largely as a result of the impact of increased prices and competitive activity. However, SALEM's retail share of market was stable since March 1999, reflecting the positive impact of the January 1999 "It's not what you expect" national repositioning. WINSTON styles supported by the "No Bull" repositioning had been level since June 1999.

     Due to gains made by deep-discount brands, DORAL, the nation's leading savings brand, experienced slight market share declines for the full year, down
 .13 points from 1998. Additional marketing programs were put into place to stabilize, then strengthen DORAL's share of market. DORAL's 1999 share performance, although a decline, exceeded the performance of the industry branded savings category, which declined .75 points from 1998.

     Cost of products sold of $3.2 billion for the year ended December 31, 1999 increased $1.9 billion from 1998, primarily due to an increase of $2 billion in ongoing settlement costs.

     Selling, general and administrative expenses of $3.1 billion for 1999 increased $238 million, or 8.4%, from the comparable prior-year period. This increase over 1998 was primarily due to increased promotional expenses, composed mainly of competitive discounts provided directly to retailers and passed through to the consumer, partly offset by lower corporate expenses.

     Tobacco settlement and related expenses, excluding ongoing tobacco settlement costs included in cost of products sold, of $23 million during 1999 included a $40 million charge related to the tobacco growers' settlement, partly offset by a $17 million reversal of the liability for employee severance and related benefits recorded in 1998.

     Operating company contribution of $1.2 billion in 1999 increased $1.1 billion, primarily due to the factors described above.

     Restructuring expense of $80 million, $52 million after-tax, was recorded by RJR Tobacco in 1997 related to the reorganization of its operations, including the closure of a processing facility, to enhance its competitive position and improve its long-term earnings growth prospects. The components of the charges included: $30 million related to employee severance and related benefits that reflected the reductions of 192 full-time positions and 217 seasonal positions; $30 million related to the rationalization of manufacturing operations and the write-off of equipment to be abandoned; and $20 million for leaf contract terminations and other costs. The charge was substantially utilized as of December 31, 1999. Cash outlays were expected to be approximately $42 million. During 1999, $2 million was reversed from the charge reflecting lower-than-expected expenses. See note 7 to the consolidated financial statements for additional details.

     Headquarters close-down and related charges recorded by RJR in the second quarter of 1999 of $143 million, $93 million after-tax, reflected the elimination of its New York corporate headquarters. The elimination of headquarters resulted from the reorganization transactions described in note 2 to the consolidated financial statements. Total cash expenditures related to this charge were $122 million. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

     Interest and debt expense of $268 million in 1999 decreased $158 million from the prior-year period. The 1999 decrease resulted from the repurchase of approximately $4 billion of debt, partly offset by the issuance of $1.25 billion of debt. See note 2 to the consolidated financial statements.

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

     Provision for (benefit from) income taxes included a 1999 tax provision of $315 million, or an effective rate of 61.8%, compared with a $160 million tax benefit, or an effective rate of 23.6%, in 1998. The variances of the effective rates from the statutory rate of 35% were primarily due to the adverse impact of nondeductible goodwill amortization on income (loss) before income taxes. This impact increased the 1999 provision and decreased the 1998 benefit.

     Discontinued operations increased $2.4 billion, after-tax, compared with 1998. This increase was primarily due to the gain on the sale of the international tobacco business in May of 1999, partially offset by the loss on the recognition of Nabisco's cumulative translation adjustment account. See note 2 to the consolidated financial statements.

     Extraordinary items included a loss of $384 million, $250 million after-tax, during 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 2 to the consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

LIQUIDITY

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the MSA with attorneys general for most U.S. states, territories and possessions and other existing settlement agreements, to fund its budgeted capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to RJR stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., a portion of which is funding RJR's current share repurchase program. RJR and RJR Tobacco cannot predict their cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and make no assurance that they will be able to meet all of those requirements.

CASH FLOWS

     Net cash flows from operating activities of $590 million in 2000 decreased $339 million from 1999. This decrease primarily reflects an increase in cash payments for tobacco settlements and the posting of a $100 million bond related to the appeal of the Engle verdict, partially offset by increased revenues from higher pricing. Net cash flows from operating activities were $929 million in 1999 in comparison to $367 million in 1998, which primarily resulted from 1999 price increases, partly offset by lower volume. In addition, the fourth quarter of 1998 was negatively impacted by the payment of tobacco settlements.

     Net cash flows from investing activities of $1.6 billion in 2000 decreased $6 billion from 1999. Net cash flows from 2000 investing activities included the net proceeds from the NGH acquisition and $110 million in proceeds from the maturities of short-term investments. Net cash flows from investing activities for 1999 were $7.6 billion, compared to a use of $43 million in 1998, primarily due to the proceeds received from the sale of the international tobacco business.

     Net cash flows used in financing activities of $881 million in 2000, compared with $5.4 billion in 1999, included $387 million repayment of long-term debt, $322 million of dividends paid and $231 million repurchase of common stock. Net cash flows used in financing activities were $5.4 billion in 1999, compared with $611 million in 1998, primarily due to payments of approximately $4.5 billion for the early extinguishment of debt and related costs, transfers and payments of approximately $2 billion made to NGH and $85 million of dividends paid in the fourth quarter, partially offset by proceeds from the issuance of $1.25 billion of debt.

     Net cash flows related to discontinued operations primarily resulted from $2.1 billion of income taxes paid on the gain on the sale of the international tobacco business in 1999, and an $84 million refund of related taxes during 2000. Also, net cash flows related to discontinued operations provided $116 million in 1999 and $202 million in 1998.

     In connection with the spin-off from NGH, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. The additional cash required, compared with 1998, to fund these liabilities was $58 million in each of 1999 and 2000, and is expected to be $58 million in each of the years 2001, 2002 and 2003.

     On December 12, 2000, RJR's board of directors authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum aggregate cost of $350 million, to enhance stockholder value. The program is funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. Under this authorization, RJR repurchased 1,329,900 shares with an aggregate cost of $61 million during 2000.

     Authorizations in November 1999 of $125 million and in February 2000 of $100 million were completed during 2000 through repurchases of 7,185,839 shares with a total cost of $170 million. From November 1999 through December 31, 2000, cumulative repurchases of all programs were 11,243,139 shares with an aggregate cost of $286 million, and through January 31, 2001 cumulative repurchases of all programs were 11,323,139 shares with an aggregate cost of $290 million. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee benefit plans, are included in treasury stock in RJR's consolidated balance sheet. See note 17 to the consolidated financial statements for information about RJR's stock plans.

DEBT

     On May 18, 1999, RJR completed tender offers to purchase substantially all of its outstanding debt securities which resulted in RJR repurchasing approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of $384 million, $250 million after-tax.

     RJR entered into a $1.235 billion revolving credit facility with a syndicate of banks effective May 18, 1999, as amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount will remain at $1.235 billion until November 2001, at which time the committed amount will be reduced to $622 million through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and, as of November 17, 2000, RJR Acquisition Corp. have guaranteed RJR's obligations under this revolving credit facility. If RJR's senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, RJR's other material subsidiaries will have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2000, RJR had $193 million in letters of credit and no borrowings outstanding, with the remaining $1,042 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at December 31, 2000.

     RJR had additional letters of credit outstanding outside the credit facility of approximately $4 million at December 31, 2000. RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2000.

     RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7 3/8% due 2003, $500 million in principal amount at 7 3/4% due 2006 and $200 million in principal amount at 7 7/8% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility, as amended and restated, will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 2000.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities. As of the date of this filing, no debt securities have been issued under this registration statement.

     On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9 1/2% junior subordinated debentures, due in 2047, redeemable by RJR on September 30, 2003. Interest is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying consolidated balance sheet as of December 31, 2000. The trust holds certain U.S. Government Obligations maturing at such times and in such amounts sufficient to pay interest and redemption principal.

     As of December 31, 2000, RJR also had $404 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2001 through 2013. See note 13 to the consolidated financial statements.

DIVIDENDS

     Since the third quarter of 1999, the board of directors of RJR has declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis. On January 31, 2001, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on April 2, 2001 to stockholders of record as of March 9, 2001.

CAPITAL EXPENDITURES

     Capital expenditures were $60 million in 2000, $55 million in 1999 and $47 million in 1998. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco. RJR Tobacco plans to spend $70 million to $80 million for capital expenditures during 2001 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of December 31, 2000.

LITIGATION AND SETTLEMENTS

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates, including RJR Tobacco, or indemnitees, see "Business -- Litigation Affecting the Cigarette Industry" and
"Business -- Environmental Matters" in Item 1; "-- Governmental Activity"; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations or cash flows in particular quarterly or annual periods could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under "Business -- Litigation Affecting the Cigarette Industry" in Item 1, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.2 billion, $1.6 billion and $.8 billion in 2000, 1999 and 1998, respectively. RJR Tobacco estimates those payments in 2001 and future years to exceed $2.0 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation adjustments. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

GOVERNMENTAL ACTIVITY

     The advertising, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, in 2001 the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration and implementation of a national standard for "fire-safe" cigarettes. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

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

     In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a U.S. District Court judge held that the EPA's classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court's decision.

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

     Legislation imposing various restrictions on public smoking also has been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. In addition, educational and research programs addressing health care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

     Several states require disclosure of ingredients used in the manufacture of tobacco products. In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. That decision was upheld by the Court of Appeals for the First Circuit. In September 2000, the district court permanently enjoined enforcement of provisions relating to ingredient reporting. Massachusetts has appealed to the Court of Appeals for the First Circuit, and briefing is now underway.

     In August 1998, the Massachusetts Department of Public Health issued proposed regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco, together with other cigarette manufacturers, filed comments with the MDPH on October 9, 1998. RJR Tobacco and the other manufacturers believe that the MDPH lacks legal authority to promulgate these regulations. Nevertheless, RJR Tobacco and the other manufacturers have conducted a cooperative benchmarking study to address certain MDPH concerns. The benchmarking study obtained smoke constituent information on a representative number of cigarette brand styles. The final report, including all data, was presented to the MDPH. The MDPH has drafted additional proposed regulations requiring further extensive testing of cigarette brands. The MDPH has engaged in discussions about these additional proposed regulations with representatives of the cigarette manufacturers and others, but has not formally issued them for public comment. Although the MDPH has stated its intention to promulgate additional reporting requirements, RJR Tobacco cannot predict the form they will take or the effect they will have on RJR Tobacco's business or operations.

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco is also challenging the regulation that bans all cigarette advertising (other than a black-and-white sign reading "Tobacco Products Sold Here") visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. The district court ruled against the industry on January 25, 2000, and the U.S. Court of Appeals for the First Circuit affirmed. The U.S. Supreme Court granted the industry's petition for writ of certiorari on January 8, 2001, and in April 2001 will hear arguments on pre-emption and First Amendment challenges to the Massachusetts regulations.

     In June 2000, the New York state legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire-safe" or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, but no later than July 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. RJR Tobacco is offering to share its ignition propensity research with the state. Similar legislation is being considered by other state legislatures.

     A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale; consequently, a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Forty-six states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

     Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that bases tariffs on import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995. Because of the importance of tobacco leaf as a raw material for RJR Tobacco's products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material effect on RJR Tobacco's results of operations and cash flows.

     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

     For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see
"Business -- Litigation Affecting the Cigarette Industry" and "Business -- Environmental Matters" in Item 1; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report.

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

     For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or indemnitees, see
"Business -- Environmental Matters" in Item 1 and note 14 to the consolidated financial statements.

OTHER CONTINGENCIES

     Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities for the period prior to December 11, 2000.

     In connection with Philip Morris' acquisition by merger of Nabisco and RJR's subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH's taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH, now known as RJR Acquisition Corp., would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans and
(3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See
"Business -- Litigation Affecting the Cigarette Industry" in Item 1 and note 14 to the consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco in connection with the matters described in the preceding outcome, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification of shipping and handling costs billed to customers. EITF No. 00-10 was effective in the fourth quarter of 2000 and did not have an impact on RJR's financial position or results of operations.

     Also during 2000, the EITF reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives including rebates, coupons and free products or services. In November 2000, the EITF revised the effective date of EITF No. 00-14 to be the second quarter of 2001. Upon adoption, certain program costs currently included in selling, general and administrative expenses will be reclassified as reductions of net sales and prior period amounts will be restated for comparative purposes. RJR Tobacco's management has determined that on an annual basis, the impact of adoption will reduce net sales approximately 1% to 2% and will have no impact on net income. Additionally, adoption of EITF No. 00-14 will result in a portion of the recognition of these incentives in different interim periods than would result from current methods of recognition. Accordingly, had RJR Tobacco adopted EITF No. 00-14 on January 1, 2000, net income for the first, second and fourth quarters of 2000 would have increased/(decreased) by $(1) million, $10 million and $(9) million, respectively, and income per share would have increased/(decreased) by $(.01), $.10 and $(.09), respectively.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for RJR on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

                             ---------------------

     Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR's future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets and the return on corporate cash; and the ratings of RJR securities. Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact RJR's consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR is exposed to interest rate risk directly related to its normal investing and funding activities. See note 15 to the consolidated financial statements for more information. RJR has established various policies and procedures to manage its exposure to market risks and uses major institutions with high credit ratings to minimize its investment and credit risk. RJR does not use derivative financial instruments for trading or speculative purposes.

     RJR uses the value-at-risk model to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates. The computation assumes a 95% confidence level under normal market conditions. RJR believes that near term changes, if any, in interest rates will not have a material impact on its future earnings, fair values or cash flows, based on the historical movements in interest rates and the fair value of market-rate sensitive instruments at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors
R.J. Reynolds Tobacco Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Greensboro, North Carolina
January 24, 2001, except as to note 14, which is as of February 7, 2001

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

R.J. Reynolds Tobacco Holdings, Inc.:

     We have audited the accompanying consolidated balance sheet of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries ("RJR"), as of December 31, 1999, and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of RJR's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJR at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Winston-Salem, North Carolina
January 27, 2000 (February 23, 2000 as to note 14)

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

/s/ Andrew J. Schindler
----------------------------------------------------
Chairman of the Board, President and
Chief Executive Officer

/s/ Kenneth J. Lapiejko
----------------------------------------------------
Executive Vice President
and Chief Financial Officer

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
NET SALES*..................................................   $8,167      $7,567      $5,716
Costs and expenses:
  Cost of products sold*....................................    3,325       3,233       1,289
  Selling, general and administrative expenses..............    3,562       3,082       2,844
  Tobacco settlement and related expenses...................       (3)         23       1,442
  Amortization of trademarks and goodwill...................      366         366         366
  Impairment charge.........................................       89          --          --
  Headquarters close-down and related charges...............       --         143          --
  Restructuring expense.....................................       --          (2)         --
                                                               ------      ------      ------
     OPERATING INCOME (LOSS)................................      828         722        (225)
Interest and debt expense...................................      168         268         426
Interest income.............................................     (119)       (114)         (7)
Other expense, net..........................................       31          58          35
                                                               ------      ------      ------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES................................................      748         510        (679)
Provision for (benefit from) income taxes...................      396         315        (160)
                                                               ------      ------      ------
     INCOME (LOSS) FROM CONTINUING OPERATIONS...............      352         195        (519)
Discontinued operations:
  Income from operations of discontinued businesses, net of
     income taxes...........................................       --          76           3
  Gain on discontinued businesses, net of income taxes......       --       2,322          --
                                                               ------      ------      ------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...............      352       2,593        (516)
Extraordinary item -- gain on acquisition, net of income
  taxes.....................................................    1,475          --          --
Extraordinary item -- loss on early extinguishment of debt,
  net of income taxes.......................................       --        (250)         --
                                                               ------      ------      ------
     NET INCOME (LOSS)......................................   $1,827      $2,343      $ (516)
                                                               ======      ======      ======
BASIC INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations..................   $ 3.48      $ 1.80      $(4.77)
  Income from discontinued operations.......................       --       22.10         .03
  Extraordinary items -- gain (loss)........................    14.56       (2.30)         --
                                                               ------      ------      ------
     Net income (loss)......................................   $18.04      $21.60      $(4.74)
                                                               ======      ======      ======
DILUTED INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations..................   $ 3.46      $ 1.80      $(4.77)
  Income from discontinued operations.......................       --       22.08         .03
  Extraordinary items -- gain (loss)........................    14.48       (2.30)         --
                                                               ------      ------      ------
     Net income (loss)......................................   $17.94      $21.58      $(4.74)
                                                               ======      ======      ======
DIVIDENDS DECLARED PER SHARE................................   $ 3.10      $ 1.55      $   --
                                                               ======      ======      ======

---------------

* Excludes excise taxes of $1,631 million, $1,173 million and $1,292 million for the years ended 2000, 1999 and 1998, respectively.

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    ---------    -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................   $ 1,827      $ 2,343      $(516)
  Less income from discontinued operations..................        --        2,398          3
                                                               -------      -------      -----
  Subtotal..................................................     1,827          (55)      (519)
  Adjustments to reconcile to net cash flows from (used in)
     continuing operating activities:
     Depreciation and amortization..........................       485          482        498
     Impairment charge......................................        89           --         --
     Deferred income tax benefit............................       (31)        (307)      (374)
     Extraordinary gain on acquisition......................    (1,475)          --         --
     Extraordinary loss on early extinguishment of debt.....        --          384         --
     Other changes, net of acquisition effects, that
       provided (used) cash:
       Accounts and notes receivable........................       (12)         (32)        (5)
       Inventories..........................................       (23)         (41)       106
       Accounts payable and accrued liabilities including
          income taxes......................................      (194)         (50)       (96)
     Litigation bonds.......................................      (118)          --         --
     Tobacco settlement and related expenses................        82          564        805
     Restructuring and related expenses, net of cash........        --           (8)       (41)
     Headquarters close-down and related charges, net of
       cash.................................................        --           21         --
     Other, net.............................................       (40)         (29)        (7)
                                                               -------      -------      -----
     Net cash flows from operating activities...............       590          929        367
                                                               -------      -------      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Short-term investments....................................       110         (110)        --
  Capital expenditures......................................       (60)         (55)       (47)
  Net proceeds from acquisition.............................     1,519           --         --
  Net proceeds from the sale of the international tobacco
     business...............................................        --        7,760         --
  Other, net................................................         4          (19)         4
                                                               -------      -------      -----
     Net cash flows from (used in) investing activities.....     1,573        7,576        (43)
                                                               -------      -------      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments of long-term debt..............................      (387)      (4,450)       (68)
  Dividends paid on common stock............................      (322)         (85)        --
  Repurchase of common stock................................      (231)         (55)        --
  Proceeds from exercise of stock options...................        59           --         --
  Proceeds from issuance of long-term debt..................        --        1,244         --
  Transfers and payments to former parent...................        --       (1,968)      (607)
  Increase (decrease) in short-term borrowing...............        --          (62)        62
  Other, net................................................        --           17          2
                                                               -------      -------      -----
     Net cash flows used in financing activities............      (881)      (5,359)      (611)
                                                               -------      -------      -----
Net cash flows related to discontinued operations (including income taxes paid on gain on sale of the international
  tobacco business of $2,085 in 1999).......................        84       (1,969)       202
                                                               -------      -------      -----
Net change in cash and cash equivalents.....................     1,366        1,177        (85)
Cash and cash equivalents at beginning of year..............     1,177           --         85
                                                               -------      -------      -----
Cash and cash equivalents at end of year....................   $ 2,543      $ 1,177      $  --
                                                               =======      =======      =====
Income taxes paid, net of refunds...........................   $   309      $ 2,605      $ 250
Interest paid...............................................   $   153      $   341      $ 414
Tobacco settlement and related expense payments.............   $ 2,247      $ 1,636      $ 786

                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,543   $ 1,177
  Short-term investments....................................       --       110
  Accounts and notes receivable, net of allowance
     (2000 -- $11; 1999 -- $11).............................      100        84
  Inventories...............................................      588       565
  Deferred income taxes.....................................      459       437
  Prepaid excise taxes and other............................      181        95
                                                              -------   -------
     Total current assets...................................    3,871     2,468
Property, plant and equipment, at cost:
  Land and land improvements................................       94        93
  Buildings and leasehold improvements......................      666       662
  Machinery and equipment...................................    1,531     1,548
  Construction-in-process...................................       34        23
                                                              -------   -------
  Total property, plant and equipment.......................    2,325     2,326
     Less accumulated depreciation..........................    1,277     1,246
                                                              -------   -------
       Property, plant and equipment, net...................    1,048     1,080
Trademarks, net of accumulated amortization (2000 -- $1,348;
  1999 -- $1,153)...........................................    2,875     3,070
Goodwill, net of accumulated amortization (2000 -- $3,099;
  1999 -- $2,839)...........................................    7,303     7,563
Other assets and deferred charges...........................      457       196
                                                              -------   -------
                                                              $15,554   $14,377
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    80   $    81
  Tobacco settlement and related accruals...................    1,394     1,278
  Accrued liabilities.......................................    1,229     1,322
  Current maturities of long-term debt......................       73       387
                                                              -------   -------
     Total current liabilities..............................    2,776     3,068
Long-term debt (less current maturities)....................    1,674     1,653
Deferred income taxes.......................................    1,856     1,630
Long-term retirement benefits...............................      543       676
Other noncurrent liabilities................................      269       286
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 2000 -- 112,563,918;
     1999 -- 109,631,397)...................................        1         1
  Paid-in capital...........................................    7,291     7,287
  Retained earnings (accumulated deficit)...................    1,481      (131)
  Accumulated other comprehensive loss -- cumulative minimum
     pension liability adjustment...........................       (8)      (13)
  Unamortized restricted stock..............................      (41)      (25)
                                                              -------   -------
                                                                8,724     7,119
  Less treasury stock (shares: 2000 -- 11,299,092;
     1999 -- 2,728,630), at cost............................     (288)      (55)
                                                              -------   -------
          Total stockholders' equity........................    8,436     7,064
                                                              -------   -------
                                                              $15,554   $14,377
                                                              =======   =======

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                     RETAINED      ACCUMULATED
                                                     EARNINGS         OTHER       UNAMORTIZED                  TOTAL
                                COMMON   PAID-IN   (ACCUMULATED   COMPREHENSIVE   RESTRICTED    TREASURY   STOCKHOLDERS'
                                STOCK    CAPITAL     DEFICIT)     INCOME (LOSS)      STOCK       STOCK        EQUITY
                                ------   -------   ------------   -------------   -----------   --------   -------------
Balance at December 31,
  1997........................   $  1    $11,491     $    --          $(413)         $ --        $  --        $11,079
Net loss......................     --         --        (516)            --            --           --           (516)
Foreign currency translation,
  net of tax benefit of $6
  million.....................     --         --          --            (50)           --           --            (50)
Minimum pension liability, net
  of tax expense of $1
  million.....................     --         --          --              3            --           --              3
Total comprehensive loss......     --         --          --             --            --           --             --
Dividends.....................     --       (607)         --             --            --           --           (607)
Other.........................     --        (23)         --             --            --           --            (23)
                                 ----    -------     -------          -----          ----        -----        -------
BALANCE AT DECEMBER 31,
  1998........................      1     10,861        (516)          (460)           --           --          9,886
Net income....................     --         --       2,343             --            --           --          2,343
Foreign currency translation,
  net of tax benefit of $11
  million.....................     --         --          --            (86)           --           --            (86)
Minimum pension liability, net
  of tax benefit of $4
  million.....................     --         --          --             (7)           --           --             (7)
Total comprehensive income....     --         --          --             --            --           --             --
Dividends.....................     --       (169)         --             --            --           --           (169)
Items related to international
  tobacco business (see note
  2)..........................     --         --          --            218            --           --            218
Merger transaction*...........     --     (3,435)     (1,958)           322            --           --         (5,071)
Stock options exercised.......     --          4                         --            --           --              4
Restricted stock awarded......     --         23          --             --           (32)          --             (9)
Restricted stock
  amortization................     --         --          --             --             7           --              7
Common stock repurchased......     --         --          --             --            --          (55)           (55)
Other.........................     --          3          --             --            --           --              3
                                 ----    -------     -------          -----          ----        -----        -------
BALANCE AT DECEMBER 31,
  1999........................      1      7,287        (131)           (13)          (25)         (55)         7,064
Net income....................     --         --       1,827             --            --           --          1,827
Minimum pension liability, net
  of tax expense of $3
  million.....................     --         --          --              5            --           --              5
Total comprehensive income....     --         --          --             --            --           --             --
Dividends.....................     --       (102)       (215)            --            --           --           (317)
Stock options exercised.......     --         62          --             --            --           --             62
Tax benefit on stock options
  exercised...................     --          7          --             --            --           --              7
Restricted stock awarded......     --         37          --             --           (37)          --             --
Restricted stock
  amortization................     --         --          --             --            19           --             19
Restricted stock forfeited....     --         --          --             --             2           (2)            --
Common stock repurchased......     --         --          --             --            --         (231)          (231)
                                 ----    -------     -------          -----          ----        -----        -------
BALANCE AT DECEMBER 31,
  2000........................   $  1    $ 7,291     $ 1,481          $  (8)         $(41)       $(288)       $ 8,436
                                 ====    =======     =======          =====          ====        =====        =======


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance at December 31,
  1997........................
Net loss......................     $ (516)
Foreign currency translation,
  net of tax benefit of $6
  million.....................        (50)
Minimum pension liability, net
  of tax expense of $1
  million.....................          3
                                   ------
Total comprehensive loss......     $ (563)
                                   ======
Dividends.....................
Other.........................
BALANCE AT DECEMBER 31,
  1998........................
Net income....................     $2,343
Foreign currency translation,
  net of tax benefit of $11
  million.....................        (86)
Minimum pension liability, net
  of tax benefit of $4
  million.....................         (7)
                                   ------
Total comprehensive income....     $2,250
                                   ======
Dividends.....................
Items related to international
  tobacco business (see note
  2)..........................
Merger transaction*...........
Stock options exercised.......
Restricted stock awarded......
Restricted stock
  amortization................
Common stock repurchased......
Other.........................
BALANCE AT DECEMBER 31,
  1999........................
Net income....................     $1,827
Minimum pension liability, net
  of tax expense of $3
  million.....................          5
                                   ------
Total comprehensive income....     $1,832
                                   ======
Dividends.....................
Stock options exercised.......
Tax benefit on stock options
  exercised...................
Restricted stock awarded......
Restricted stock
  amortization................
Restricted stock forfeited....
Common stock repurchased......
BALANCE AT DECEMBER 31,
  2000........................

---------------

* Transfer of RJR's 80.5% interest in Nabisco, together with a portion of the proceeds from the sale of the international tobacco business, to NGH. See note 2.

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries, including R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and RJR Acquisition Corp. All material intercompany balances have been eliminated.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years' financial statements to the current presentation.

     For 1999 and 1998, the account balances and activities of the international tobacco business and Nabisco Holdings Corp., referred to as Nabisco, are segregated and reported as discontinued operations in the accompanying consolidated financial statements. In addition, financial data for all periods have been restated to give effect to the number of shares issued in connection with the distribution of RJR common stock to the stockholders of its former parent, Nabisco Group Holdings Corp., referred to as NGH. See note 2 for more discussion.

     Unless otherwise noted, all dollar amounts presented are in millions.

Cash Equivalents

     Cash equivalents are held primarily in money market funds, commercial paper and time deposits, in major institutions with high credit ratings to minimize investment risk. Debt securities included in cash equivalents are classified as held-to-maturity. As short-term, highly liquid investments with original maturities of three months or less and readily convertible to known amounts of cash, cash equivalents have carrying values that approximate fair values.

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

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Intangibles

     Intangibles include primarily goodwill and trademarks, and are amortized using the straight-line method, principally over 40 years.

Software Costs

     Certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use are capitalized and amortized over five years or less. During 2000 and 1999, costs of $19 million and $7 million, respectively, were capitalized and at December 31, 2000, the unamortized balance was $24 million. Related amortization expense was $4 million, $1 million and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

Long-Lived Assets

     Management continually reviews goodwill for impairment, and for other long-lived assets held for use, including trademarks and property, plant and equipment, whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be reduced if management's best estimate of future undiscounted cash flows over the remaining amortization period would be less than the carrying value. If an asset is determined to be impaired, the loss is measured using estimated fair value. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

Revenue Recognition

     Revenue from product sales is recognized upon shipment, when title and risk of loss passes to the customer.

Advertising and Research and Development

     Advertising costs, which are expensed as incurred, were $137 million, $168 million and $245 million in the years ended December 31, 2000, 1999 and 1998, respectively. Research and development costs, which are expensed as incurred, were $58 million, $59 million and $64 million in the years ended December 31, 2000, 1999 and 1998, respectively.

Other Expense, Net

     Other expense, net includes certain gains and losses on foreign currency transactions, financing-related fees and other items of a financial nature.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are calculated for RJR, RJR Tobacco and RJR Acquisition Corp. on a separate return basis.

Pension and Postretirement

     Unrecognized prior service costs are being amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience that differs from that assumed, is amortized over five years.

Recently Issued Accounting Pronouncements

     During 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification of shipping and handling costs billed to customers. EITF No. 00-10 was effective in the fourth quarter of 2000 and did not have an impact on RJR's financial position or results of operations.

     Also during 2000, the EITF reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives including rebates, coupons and free products or services. In November 2000, the EITF revised the effective date of EITF No. 00-14 to be the second quarter of 2001. Upon adoption, certain program costs currently included in selling, general and administrative expenses will be reclassified as reductions of net sales and prior period amounts will be restated for comparative purposes. RJR Tobacco's management has determined that on an annual basis, the impact of adoption will reduce net sales approximately 1% to 2% and will have no impact on net income. Additionally, adoption of EITF No. 00-14 will result in a portion of the recognition of these incentives in different interim periods than would result from current methods of recognition. Accordingly, had RJR Tobacco adopted EITF No. 00-14 on January 1, 2000, net income for the first, second and fourth quarters of 2000 would have increased/(decreased) by $(1) million, $10 million and $(9) million, respectively, and income per share would have increased/(decreased) by $(.01), $.10 and $(.09), respectively.

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for RJR on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. RJR's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

NOTE 2 -- REORGANIZATION

     During 1999, RJR and NGH completed a series of transactions to reorganize their businesses and capital structures. On May 12, 1999, RJR and RJR Tobacco substantially completed the sale of the international tobacco business to Japan Tobacco Inc. As a result of this sale, RJR Tobacco's business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. A portion of the proceeds from the sale of the international tobacco business were used by RJR to repurchase approximately $4 billion of its debt, which resulted in a $384 million, $250 million after-tax, extraordinary loss from the early extinguishment of debt. On May 18, 1999, RJR transferred its 80.5% interest in Nabisco to NGH through a merger transaction. On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

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

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                   2000         1999        1998
                                                 ---------    --------    ---------
Net sales......................................   $    --      $3,827      $11,321
Provision for income taxes.....................        --          34          179

NOTE 3 -- ACQUISITION

     On December 11, 2000, through a merger, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities, at the time of the acquisition, other than $11.8 billion in cash. Pursuant to an agreement and plan of merger dated June 25, 2000, as amended, RJR Acquisition Corp. was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp.

     The acquisition was accounted for as a purchase, and accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired, principally $11.8 billion cash, and liabilities assumed. As consideration, RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate, provided from the net cash proceeds of the acquisition. The remaining $1.5 billion excess of net assets acquired, after costs related to the transaction, was recognized as an extraordinary gain on acquisition in the fourth quarter of 2000. Pro forma results of operations are not applicable, as NGH was a non-operating public shell company.

NOTE 4 -- TOBACCO SETTLEMENT AND RELATED EXPENSES

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.442 billion for tobacco settlement and related expenses as follows:

                                                              "MOST
                                                             FAVORED
                                                             NATION"       RATIONALIZATION    EMPLOYEE
                                  MASTER     MINNESOTA     ADJUSTMENTS           OF           SEVERANCE
                                SETTLEMENT   SETTLEMENT   FOR PREVIOUSLY    MANUFACTURING    AND RELATED
                                AGREEMENT    AGREEMENT    SETTLED STATES     OPERATIONS       BENEFITS      TOTAL
                                ----------   ----------   --------------   ---------------   -----------   -------
Original charge...............    $ 620        $ 312          $ 145             $ 214           $151       $ 1,442
Utilized in 1998..............     (620)        (312)          (145)             (214)           (54)       (1,345)
                                  -----        -----          -----             -----           ----       -------
Balance, December 31, 1998....       --           --             --                --             97            97
Utilized in 1999..............       --           --             --                --            (42)          (42)
Adjusted in 1999..............       --           --             --                --            (17)          (17)
                                  -----        -----          -----             -----           ----       -------
Balance, December 31, 1999....       --           --             --                --             38            38
                                  -----        -----          -----             -----           ----       -------
Utilized in 2000..............       --           --             --                --            (28)          (28)
Adjusted in 2000..............       --           --             --                --             (3)           (3)
                                  -----        -----          -----             -----           ----       -------
Balance, December 31, 2000....    $  --        $  --          $  --             $  --           $  7       $     7
                                  =====        =====          =====             =====           ====       =======

     The rationalization of manufacturing operations primarily represents a charge to write down the book value of one of RJR Tobacco's production facilities and certain equipment in Winston-Salem, North Carolina to fair value. The employee severance and related benefits expense was a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions expected to result from the MSA signed in November 1998.

     During 2000 and 1999, $3 million and $17 million, respectively, was reversed from the liability for employee severance and related benefits to tobacco settlement and related expenses, which reflected a less-than-expected volume decline and a corresponding less-than-expected related workforce reduction.

     Cash expenditures related to the termination of employees are expected to be approximately $77 million, of which $70 million was paid as of December 31, 2000.

     During 1999, RJR Tobacco recorded $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers' settlement.

     Ongoing tobacco settlement costs of $2.3 billion, $2.2 billion and $148 million during 2000, 1999 and 1998, respectively, were included in cost of products sold. For more information about the MSA and other state settlement agreements, see note 14.

NOTE 5 -- IMPAIRMENT CHARGE

     Upon the occurrence of certain events or changes in circumstances, RJR and RJR Tobacco analyze the recoverability of the carrying value of their trademarks based on their estimated undiscounted net future cash flows. As a result, in the fourth quarter of 2000, RJR Tobacco determined an impairment had occurred on two of its non-investment brands, MAGNA and CENTURY. Accordingly, RJR Tobacco recorded an impairment charge of $89 million, $54 million after-tax, or $0.53 per diluted share, based on the excess of its carrying value over its present value of estimated future cash flows using a discount rate of 12.0%. This impairment charge is reflected as an increase in accumulated amortization in the consolidated balance sheet, as an impairment charge in the consolidated income statement and had no impact on cash flows. As a result of this charge, amortization expense related to trademarks will decrease $4 million on an annual basis.

NOTE 6 -- HEADQUARTERS CLOSE-DOWN AND RELATED CHARGES

     During 1999, RJR recorded a charge of $143 million, $93 million after-tax, to reflect the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of its headquarters resulted from reorganization transactions, described in note 2, that fundamentally changed RJR's business and capital structure. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees at the New York headquarters. The employment of these individuals was terminated on June 14, 1999, at which time RJR satisfied its obligation in full. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

NOTE 7 -- RESTRUCTURING

     RJR Tobacco recorded a pre-tax restructuring expense of $80 million, $52 million after-tax, in 1997 related to a restructuring program that was implemented to enhance its competitive position and improve its long-term earnings growth prospects. The components of the charges recorded in 1997 and utilized through December 31, 2000 were:

                                           EMPLOYEE       RATIONALIZATION       CONTRACT
                                        SEVERANCE AND     OF MANUFACTURING   TERMINATION AND
                                       RELATED BENEFITS      OPERATIONS        OTHER COSTS     TOTAL
                                       ----------------   ----------------   ---------------   -----
Original charge......................        $ 30               $ 30              $ 20         $ 80
Utilized in 1997.....................          (5)                (2)               --           (7)
                                             ----               ----              ----         ----
Balance, December 31, 1997...........          25                 28                20           73
Utilized in 1998.....................         (15)               (28)              (20)         (63)
                                             ----               ----              ----         ----
Balance, December 31, 1998...........          10                 --                --           10
Utilized in 1999.....................          (7)                --                --           (7)
Adjusted in 1999.....................          (2)                --                --           (2)
                                             ----               ----              ----         ----
Balance, December 31, 1999...........           1                 --                --            1
Utilized in 2000.....................          (1)                --                --           (1)
                                             ----               ----              ----         ----
Balance, December 31, 2000...........        $ --               $ --              $ --         $ --
                                             ====               ====              ====         ====

     Charges related to the closure of a facility included the employee severance and related benefits charge, which reflected the reduction of 192 full-time positions and 217 seasonal positions in manufacturing and staff, the rationalization of manufacturing operations and the write-off of equipment to be abandoned. The contract termination and other costs related to management's commitment in 1997 to a plan of termination of a leaf supply contract at a price below RJR Tobacco's contract price.

     Of the $80 million total restructuring charge, cash outlays were $1 million, $7 million and $35 million during 2000, 1999 and 1998, respectively. During 1999, RJR Tobacco reduced the accrued restructuring charge by $2 million, reflecting lower-than-expected expenses. Pre-tax savings were $18 million in each of 2000 and 1999, and $33 million in 1998.

NOTE 8 -- INCOME PER SHARE

     The components of the calculation of income per share were:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2000        1999        1998
                                                         ---------   ---------   ---------
Income (loss) from continuing operations...............  $    352    $    195    $   (519)
Income from discontinued operations....................        --       2,398           3
Extraordinary items -- gain (loss).....................     1,475        (250)         --
                                                         --------    --------    --------
Net income (loss)......................................  $  1,827    $  2,343    $   (516)
                                                         ========    ========    ========
Basic weighted average shares, in thousands............   101,264     108,495     108,691
  Effect of dilutive potential shares:
     Options...........................................       371          66          --
     Restricted stock..................................       222           9          --
                                                         --------    --------    --------
Diluted weighted average shares, in thousands..........   101,857     108,570     108,691
                                                         ========    ========    ========

     During 2000 and 1999, average outstanding shares of restricted stock of 1,603 thousand and 826 thousand, respectively, were excluded from the basic share calculation, as the related vesting provisions had not been met.

NOTE 9 -- INVENTORIES

     The components of inventories at December 31 were:

                                                              2000   1999
                                                              ----   ----
Leaf tobacco................................................  $403   $385
Raw materials...............................................    26     26
Work in process.............................................    40     37
Finished products...........................................    93     92
Other.......................................................    26     25
                                                              ----   ----
                                                              $588   $565
                                                              ====   ====

     Inventories valued under the LIFO method were approximately $543 million and $522 million at December 31, 2000 and 1999, respectively. The current cost of LIFO inventories at December 31, 2000 and 1999 was greater than the amount at which these inventories were carried on the consolidated balance sheets by $125 million and $159 million, respectively.

     During 2000 and 1999, there was no significant impact on net income from LIFO inventory liquidations. LIFO inventory liquidations increased 1998 net income by $18 million. The LIFO liquidations resulted from programs to reduce tobacco leaf levels to reflect forecasts of future operating requirements.

NOTE 10 -- SHORT-TERM BORROWINGS AND BORROWING ARRANGEMENTS

     RJR entered into a $1.235 billion revolving credit facility with a syndicate of banks effective May 18, 1999, as amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount will remain at $1.235 billion until November 2001, at which time the committed amount will be reduced to $622 million through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and, as of November 17, 2000, RJR Acquisition Corp. have guaranteed RJR's obligations under this revolving credit facility. If RJR's senior unsecured debt is rated below BBB- by

S&P or Baa3 by Moody's, RJR's other material subsidiaries will have to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will have to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2000, RJR had $193 million in letters of credit and no borrowings outstanding, with the remaining $1,042 million of the facility available for borrowing. RJR was in compliance with the covenants of the facility at December 31, 2000.

     RJR had additional letters of credit outstanding outside the credit facility of approximately $4 million at December 31, 2000. RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2000.

NOTE 11 -- ACCRUED LIABILITIES

     Accrued liabilities at December 31 included:

                                                               2000     1999
                                                              ------   ------
Payroll and employee benefits...............................  $  293   $  271
Marketing and advertising...................................     406      468
Accrued interest............................................      24       27
Accrued income taxes........................................      --       49
Other.......................................................     506      507
                                                              ------   ------
                                                              $1,229   $1,322
                                                              ======   ======

NOTE 12 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes from continuing operations were:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                          2000   1999    1998
                                                          ----   -----   -----
Current:
  Federal...............................................  $368   $ 530   $ 191
  State and other.......................................    59      92      23
                                                          ----   -----   -----
                                                           427     622     214
                                                          ----   -----   -----
Deferred:
  Federal...............................................   (30)   (265)   (374)
  State and other.......................................    (1)    (42)     --
                                                          ----   -----   -----
                                                           (31)   (307)   (374)
                                                          ----   -----   -----
Provision for (benefit from) income taxes...............  $396   $ 315   $(160)
                                                          ====   =====   =====

     The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

                                                              2000    1999
                                                              -----   -----
Deferred tax assets:
  LIFO inventories..........................................  $(136)  $(123)
  Pension and other postretirement liabilities..............     31      23
  Tobacco settlement related accruals and other accrued
     liabilities............................................    564     537
                                                              -----   -----
                                                              $ 459   $ 437
                                                              =====   =====

     The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

                                                               2000     1999
                                                              ------   ------
Deferred tax assets:
  Pension and other postretirement liabilities..............  $ (208)  $ (254)
  Tobacco settlement related accruals and other accrued
     liabilities............................................    (109)    (108)
                                                              ------   ------
                                                                (317)    (362)
                                                              ------   ------
Deferred tax liabilities:
  Property and equipment....................................     310      311
  Trademarks................................................   1,121    1,202
  Other.....................................................     742      479
                                                              ------   ------
                                                               2,173    1,992
                                                              ------   ------
                                                              $1,856   $1,630
                                                              ======   ======

     The differences between the provision for (benefit from) income taxes and income taxes computed at statutory U.S. federal income tax rates were:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2000   1999   1998
                                                              ----   ----   -----
Income taxes computed at statutory U.S. federal income tax
  rates.....................................................  $262   $178   $(238)
State and local income taxes, net of federal tax benefits...    33     30       8
Goodwill amortization.......................................    91     91      91
Exempt foreign sales corporation earnings...................    --     --     (10)
Other items, net............................................    10     16     (11)
                                                              ----   ----   -----
Provision for (benefit from) income taxes...................  $396   $315   $(160)
                                                              ====   ====   =====
Effective tax rate..........................................  52.9%  61.8%   23.6%
                                                              ====   ====   =====

NOTE 13 -- LONG-TERM DEBT

     Long-term debt at December 31 included:

                                                               2000     1999
                                                              ------   ------
6.8%-10% unsecured notes, due 2001 to 2013..................  $  404   $  451
5.375%-6.875% foreign currency debt.........................      --      345
7.375%-7.875% senior unsecured notes, due 2003 to 2009......   1,245    1,244
9.5% junior subordinated debentures, due 2047...............      98       --
Current maturities of long-term debt........................     (73)    (387)
                                                              ------   ------
                                                              $1,674   $1,653
                                                              ======   ======

     The payment of long-term debt is as follows:

                YEAR                  AMOUNT
                ----                  ------
2002................................  $   43
2003................................     740
2004................................      56
2005................................      50
Thereafter..........................     785
                                      ------
                                      $1,674
                                      ======

     On May 18, 1999, RJR completed tender offers to purchase substantially all of its outstanding debt securities, which resulted in RJR repurchasing approximately $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of $384 million, $250 million after-tax.

     RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7 3/8% due 2003, $500 million in principal amount at 7 3/4% due 2006 and $200 million in principal amount at 7 7/8% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility, as amended and restated, will also be required to guarantee these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 2000. See note 22 for condensed consolidating financial information, which separates the account balances and activities of the issuer, the guarantors and the subsidiaries of RJR and RJR Tobacco that are not guarantors of the notes.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities. As of the date of this filing, no debt securities have been issued under this registration statement.

     On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9 1/2% junior subordinated debentures, due in 2047, redeemable by RJR on September 30, 2003. Interest is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying consolidated balance sheet as of December 31, 2000. The trust holds certain U.S. Government Obligations maturing at such times and in such amounts sufficient to pay interest and redemption principal.

     The estimated fair value of the consolidated long-term debt of RJR was $1.7 billion as of December 31, 2000 and $1.5 billion as of December 31, 1999. The fair values are based on available market quotes, discounted cash flows and book values, as appropriate.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During 2000, 1,330 new actions, 1,100 of which were filed in state court in West Virginia in two complaints by the same law firm, were served against RJR Tobacco and/or its affiliates or indemnitees, and 207 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 2000, there were 1,664 active cases pending, as compared with 541 on December 31, 1999 and 664 on December 31, 1998. As of February 7, 2001, 1,668 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,665 in the United States, 2 in Puerto Rico and 1 in the Marshall Islands. The U.S. case number does not include the 3,074 Broin II cases pending as of February 7, 2001, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 38 states and the District of Columbia. The breakdown is as follows: 1,232 in West Virginia; 111 in New York; 57 in California; 55 in Florida; 36 in Louisiana; 18 in the District of Columbia; 11 in New Jersey; 10 in Texas; 9 in each of Alabama, Iowa, Mississippi, Pennsylvania and Tennessee; 8 in Missouri; 7 in each of Georgia, Illinois and New Mexico; 6 in Nevada; 5 in Michigan; 4 in each of Indiana, Massachusetts, Minnesota, North Carolina, New Hampshire and Wisconsin; 3 in each of Connecticut, North Dakota and South Carolina; 2 in each of Arizona, Kansas, Ohio, Oklahoma, South Dakota and Washington; and 1 in each of Hawaii, Maryland, Maine, Oregon and Utah. Of the 1,665 active U.S. cases, 139 are pending in federal court, 1,522 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance, and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Seven of the 1,665 active cases in the United States, plus the 3,074 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-seven cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 66 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Ten cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. In Nunnally v. R.J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. Most recently, in Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco. The trial of this case continued and the jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001.

     RJR Tobacco has prevailed in all individual smoker cases that have gone to trial except two. In Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages ($10 million against RJR Tobacco and $10 million against Philip Morris). RJR Tobacco and Philip Morris have filed their notice of appeal, and RJR Tobacco believes it has valid grounds for appeal. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco's motion for a new trial.

     Juries have found for plaintiffs in five smoking and health cases in which RJR Tobacco was not a defendant, although, to date, no damages have been paid. Two of the verdicts have been overturned on appeal, and the other three remain on appeal. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending. In the third case, Carter v. American Tobacco Co, the Florida Supreme Court, on November 22, 2000, reversed the ruling (in favor of Brown & Williamson) by the Florida Second District Court of Appeal, and reinstated the jury verdict against Brown & Williamson. On January 29, 2001, the Florida Supreme Court denied Brown & Williamson's request for a rehearing. Brown & Williamson may appeal to the United States Supreme Court.

     Broin II Cases. As of February 7, 2001, approximately 3,074 lawsuits, referred to as the Broin II cases, have been filed, and are still pending, in Florida, by individual flight attendants, for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Rather, under this order, they will be required only to prove that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye's ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. However, on January 12, 2001, the Third District Court of Appeal denied plaintiffs' motion to dismiss. Defendants-Appellants' initial brief was filed on January 26, 2001.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minne-sota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in Illinois, Missouri, Ohio and Pennsylvania claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or who are the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 13 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On November 6, 2000, the United States District Court for the Eastern District of New York denied certification to a purported class of smokers in Simon v. Philip Morris, Inc. The class was defined as all persons residing in the United States, or who were residents at the time of their death, who had a 20-pack-per-year history of smoking, and who had a timely claim as of April 9, 1999 for personal injury or wrongful death arising from lung cancer. Most recently, on December 29, 2000, in Aksamit v. Brown & Williamson Tobacco Corp., the United States District Court for the District of South Carolina denied class certification to a purported class defined as any and all persons who have been addicted to, harmed or killed by, tobacco products that were designed, tested, manufactured, distributed and/or sold by any of the defendants within the geographic territory of the State of South Carolina.

     Similarly, most state courts have refused to certify smoker class actions. On January 10, 2000, in Taylor v. American Tobacco Co., a Michigan state court judge denied certification of another smoker class action. On April 10, 2000, a California state court judge denied certification in Brown v. American Tobacco Co. On May 16, 2000, in Richardson v. Philip Morris Inc., the highest state court in Maryland reversed a trial court's decision to certify a class of individual smokers. On September 19, 2000, in Walls v. American Tobacco Co., an Oklahoma state court answered a series of state law questions (certified to the state court by the federal court where the purported class was filed) in such a way that led the parties to stipulate that the case should not be certified as a class action in federal court and that the individual plaintiffs would dismiss their federal court cases without prejudice. The federal court issued an order on October 19, 2000, refusing to certify the case as a class action, and dismissed the individual plaintiffs' cases. On December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. On December 19, 2000, the Court of Common Pleas of Philadelphia County, Pennsylvania, denied plaintiffs' motion for class certification in Oliver v. R. J. Reynolds Tobacco Co. Plaintiffs had sought certification on behalf of residents of Pennsylvania who, on or after March 3, 1992, purchased and smoked light and/or ultralight cigarettes within Pennsylvania that were manufactured, marketed and/or distributed by defendants. Finally, on January 30, 2001, in Badillo v. American Tobacco Co., Inc., the Nevada Supreme Court, in response to questions raised by a federal district court in Nevada, held that Nevada law does not recognize medical monitoring as a cause of action. The federal district court will consider this opinion in determining whether or not to certify the Badillo case (a purported class of casino workers exposed to environmental tobacco smoke) and several individual smoker class actions.

     Classes have remained certified thus far in five state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Trial is scheduled to begin on June 18, 2001. On

August 16, 2000, in Blankenship v. Philip Morris, Inc., a West Virginia state court conditionally certified (only to the extent of medical monitoring) a class of West Virginia residents consisting of: (1) all nicotine-dependent persons who are West Virginia residents who have purchased and smoked cigarettes manufactured, promoted, marketed, advertised and/or sold by defendants, (2) the estates, representatives and administrators of West Virginia residents who were or are nicotine-dependent cigarette smokers, and (3) the spouses, children, relatives and "significant others" of these West Virginia residents who were or are nicotine-dependent cigarette smokers as their heirs or survivors. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, has been scheduled for February 19, 2001. On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999.

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

     Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors on their behalf, claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages. The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. The legal effect of that finding should be to bar his claim based on the applicable statute of limitations. In the second phase, the trial court also ordered the jury to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the "Florida class" of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco. On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and initiated the appeals process. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

     Although the bond legislation described above is intended to apply to the Engle case, RJR Tobacco cannot predict the outcome of any possible challenges to the legislation's validity. In addition, four states, Georgia, Kentucky, North Carolina and Virginia have enacted legislation that limits the size of the bond required to stay execution of a punitive damages verdict pending appeal, but does not affect the underlying verdict.

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

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, when final approval of the settlement was achieved in 80% of the settling jurisdictions. As of October 17, 2000, final approval had been achieved in all settling jurisdictions. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contains releases of various additional present and future claims.

     In the settling jurisdictions, the MSA released RJR Tobacco, indemnitees and RJR from: (1) all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products and (2) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

          - Monetary Liabilities. In addition to the payments made in 1998, 1999 and 2000, the MSA calls for three annual initial industry payments starting in 2001 of up to approximately $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual industry payments, increasing from the current $5 billion to $8 billion in 2004, and further to $9 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume units, inflation and other factors. Accordingly, RJR Tobacco records its allocation of charges in cost of goods sold as products are shipped.

          The tobacco companies also agreed to (1) make a one-time payment of $50 million on March 31, 1999, to establish a fund for enforcement of the MSA and law relating to tobacco products and (2) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

          In addition, the MSA calls for the creation of a national foundation that would establish public education and other programs, and conduct or sponsor research, to reduce youth smoking, and to understand, and educate the public about, diseases associated with tobacco product use. The tobacco companies agreed to fund the foundation with (1) ten annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million, which began on March 31, 1999, and $300 million annually thereafter for four years, and (3) additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume units, inflation and other factors.

          The manufacturers also agreed to pay the litigation costs, including government attorneys' fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees have been determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys' fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure are subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 7, 2001, awards determined by arbitration totaled $11.9 billion, and awards determined in accordance with a negotiated fee procedure totaled approximately $626 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys' fees, of the attorneys' general offices and at

     $75 million annually for outside counsels' costs. Payments for attorneys' fees and costs are to be allocated on a market-share basis.

          - Growers' Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year from 1999 through 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer's relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer's annual payment is also subject to a tax offset adjustment.

          - Other MSA Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.2 billion, $1.6 billion and $.8 billion in 2000, 1999 and 1998, respectively. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation.

     On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys' general cases, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action itself. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. That decision was not appealed by the government.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants' motion to dismiss the following counts of plaintiff's complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler's September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 7, 2001, approximately 21 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund
v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. The latter set of cases is on appeal to the United States Court of Appeals for the District of Columbia.

     On March 3, 2000, a New York state court granted motions to dismiss ten union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On September 26, 2000, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed the trial court's dismissal of the antitrust claim and found the remaining claims in the plaintiffs' complaint were too remote to permit recovery.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar cases, out of which four remain pending in tribal courts, one in federal court in each of New Mexico and Texas and one class action in San Diego Superior Court. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs' motion for class certification. On January 10, 2001, plaintiffs filed a request for dismissal with the court, which has yet to be approved. Trial in this matter had been scheduled to begin June 4, 2001. On July 11, 2000, in Lower Brule Sioux Tribe v. American Tobacco Co., the Lower Brule Sioux Tribe voluntarily dismissed its suit in tribal court. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     Groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These cases are on appeal to the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff can pursue these claims.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On November 4, 1999, in Allegheny General Hospital v. Philip Morris, Inc., the U.S. District Court for the Western District of Pennsylvania dismissed a third-party payor lawsuit filed against the tobacco industry by a number of hospital and health-care facilities. Plaintiff appealed this ruling to the United States Court of Appeals for the Third Circuit, which affirmed the trial court's dismissal on October 6, 2000. On December 14, 1999, a federal district court in Washington dismissed a similar case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia.

     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care and medical and other assistance paid by those foreign governments to their citizens. Of the 18 cases currently pending, eight are pending in state court and ten are pending in federal court. Six federal court cases have been transferred by the Panel on Multi-District Litigation to the District Court of the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, the Republic of the Marshall Islands has brought a health-care cost recovery lawsuit in the Marshall Islands against RJR Tobacco and other cigarette manufacturers. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     On January 5, 2000, a San Diego Superior Court judge dismissed certain claims in two lawsuits: California v. Philip Morris, Inc. and California v. Brown & Williamson Tobacco Corp. These lawsuits, brought by the cities of Los Angeles and San Jose, on behalf of the people of California, claimed that the tobacco industry violated California's Proposition 65 and several California state laws by failing to warn nonsmokers about the State of California's conclusions concerning the dangers of environmental tobacco smoke. The judge found that the industry had not violated Proposition 65 and dismissed those claims. The judge did not dismiss certain other California state law claims. The parties in these two actions agreed to settle the remaining claims in these cases. On November 20, 2000, the court approved the settlements and entered final judgments.

     Finally, ten lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. Falise v. American Tobacco Co. was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. No date has yet been set for the re-trial of this case. Other such cases pending in New York, Mississippi and California might go to trial in 2001.

     Antitrust Cases. Approximately 52 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, against United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Approximately 39 of these cases remain pending -- 8 in federal court and 31 in state courts. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs' claims of fraudulent concealment, claims concerning conduct outside the United States, and allegations relating to non-price conduct. On January 12, 2001, plaintiffs moved to replead their fraudulent concealment allegations. On January 23, 2001, the federal court certified a class of direct-purchaser plaintiffs.

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

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. Discovery is ongoing. On January 19, 2001, Cigarettes Cheaper! moved to amend its counterclaim to include a violation of the Sherman Act sec. 1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery is ongoing. Trial is scheduled to begin on October 29, 2001 in Oakland, California.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders (some 5,930 of which are actually named in the first amended complaint). Plaintiffs' current theory, as reflected in their second amended complaint (which was filed on September 2, 2000), is that the defendants (Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co.) engaged in bid-rigging of American tobacco auctions (both burley and flue-cured) beginning at least by 1996 and continuing to present. Defendants' actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government's tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants.

     Scheduled Trials. RJR Tobacco is a defendant in 11 non-Broin II cases currently scheduled for trial in the first half of 2001. These cases include five individual smoking and health cases, four asbestos contribution cases, one health-care cost recovery case and one medical monitoring class action. Additionally, several Broin II cases are scheduled for trial during this period.

     Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

     On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On
May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JTI-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the
United States "by means of false and fraudulent practices . . . ."
JTI-MacDonald, Inc., Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit on July 28, 2000; no ruling has been issued. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claims, among other things, violations of the Lanham Act and breach of an alleged oral contract and seeks in excess of $20 million in damages. Trial is scheduled for April 2, 2001.
                             ---------------------

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

ENVIRONMENTAL MATTERS

     RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party with third parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to several superfund sites. Finally, regulations promulgated by the U.S. Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RJR and its subsidiaries monitor their environmental matters and, dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability.

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

     RJR Tobacco has been notified by the EPA of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. It also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. This matter is in its preliminary stage, as information is still being gathered from other potentially responsible parties recently notified by the EPA.

     In December 1998, the EPA proposed regulations that would have imposed restrictions on RJR Tobacco's use of certain fumigants used to protect stores of tobacco from agricultural pests. Those proposed regulations would have required RJR Tobacco to make significant expenditures to comply with the EPA regulations, or risk the loss of substantial stores of tobacco to agricultural pests. The EPA finalized approval of new regulations for use of these fumigants in November 2000. RJR Tobacco will be able to continue fumigation of stored tobacco under new label conditions. Although some future expenditures may be required to comply with the EPA regulations, RJR Tobacco does not expect that those expenditures will be significant.

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

OTHER CONTINGENCIES

     Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities for the period prior to December 11, 2000.

     In connection with Philip Morris' acquisition by merger of Nabisco and RJR's subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH's taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH, now known as RJR Acquisition Corp., would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale (other than as reflected on the closing balance sheet), (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans, and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco in connection with the matters prescribed in the preceding outcome, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

COMMITMENTS

     At December 31, 2000, commitments totaled $283 million, primarily for marketing-related activities, the purchase of leaf tobacco inventories and operating lease commitments. The operating lease amounts for each of the next five years are: 2001 -- $20 million; 2002 -- $10 million; 2003 -- $4 million; 2004 -- $1 million; and 2005 -- $2 million. Rent expense was $44 million during each of 2000 and 1999, and $49 million during 1998.

NOTE 15 -- FINANCIAL INSTRUMENTS

FOREIGN CURRENCY ARRANGEMENTS

     At December 31, 1999, RJR had $362 million of outstanding foreign exchange contracts in which foreign currencies were purchased, and no contracts in which foreign currencies were sold. These purchases were entered into primarily to offset obligations associated with debt denominated in the Swiss franc and German mark. See note 13 for information on foreign-denominated debt. The weighted average maturity of the arrangements outstanding at December 31, 1999 approximated ten months.

     The net carrying value and estimated fair value of forward foreign exchange contracts to purchase foreign currencies as of December 31, 1999 were $(26) million and $(25) million, respectively.

     There were no foreign exchange contracts outstanding at December 31, 2000.

CREDIT RISK

     RJR minimizes counterparty credit risk related to its financial instruments by using major institutions with high credit ratings.

NOTE 16 -- STOCKHOLDERS' EQUITY

     The authorized capital stock of RJR at December 31, 2000 consisted of 50 million shares of preferred stock, par value $.01 per share, and 290 million shares of common stock, par value $.01 per share. The preferred stock, none of which is issued or outstanding, ranks senior to common stock as to dividends and liquidation preferences.

     On December 12, 2000, RJR's board of directors authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum aggregate cost of $350 million, to enhance stockholder value. The program is funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. Under this authorization, RJR repurchased 1,329,900 shares with an aggregate cost of $61 million during 2000. Authorizations in November 1999 of $125 million and in February 2000 of $100 million were completed during 2000 through repurchases of 7,185,839 shares with a total cost of $170 million. From November 1999 through December 31, 2000, cumulative repurchases of all programs were 11,243,139 shares with an aggregate cost of $286 million.

NOTE 17 -- STOCK PLANS

     At December 31, 2000, RJR had two stock plans, the Amended and Restated Equity Incentive Award Plan for Directors and the 1999 Long Term Incentive Plan.

     RJR's EIAP provides for grants of stock options and deferred stock units to outside directors. Under certain circumstances, directors may elect to receive shares of common stock in lieu of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 383,801 shares were available for grant as of December 31, 2000. Options granted upon becoming a director may be exercised between six months and ten years at a price that is the market value of the stock on the grant date. Prior to April 2000, each outside director was awarded an annual grant of stock options that vested in three years and was exercisable for ten years. Effective in April 2000, the annual grant of stock options was replaced by a quarterly grant of deferred stock units. Deferred stock units granted under the EIAP have a value equal to, and bear dividends at the same rate as, one share of RJR common stock. The dividends are paid as units in an amount equal to the number of common shares that could be purchased with the dividend on the date of payment. The director receives payment of the units in common stock, or by election, in cash, as to the annual grants, and only in cash as to the quarterly grants, as soon as practicable following his or her last year of service on the board. Cash payments are based on the average closing price of RJR's common stock during December of the year preceding payment.

     RJR's LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the plan is 8,000,000 shares, plus 5,772,814 shares issuable under NGH awards that, in connection with the spin-off, were converted into RJR options or shares of restricted common stock. Of this authorization, 4,377,176 shares were available for grant as of December 31, 2000.

     All stock options and restricted shares granted before June 14, 1999 were part of the NGH plans and denominated in shares of NGH common stock. Disclosures related to those shares and weighted average exercise prices as of December 31, 1998 would not be meaningful.

     On June 15, 1999, as a result of the distribution to shareholders, 17,065,066 options held by employees to purchase common stock of NGH, formerly known as RJR Nabisco Holdings Corp., were equitably adjusted into 18,354,932 options for NGH shares and 5,456,114 options for RJR shares. The spin-off did not change the value of the option grant, ratio of exercise price to market value, vesting provision or exercise period. The allocation of RJR options was transferred into the RJR LTIP.

     Also, in connection with the spin-off, holders of restricted stock under the NGH LTIP received one RJR restricted share for every three NGH restricted shares. The resulting 316,700 restricted shares were transferred into the RJR LTIP. The five-year vesting provisions of the RJR restricted shares remain unchanged for continuing RJR employees, lapsed on those related to the sale of the international tobacco business and lapsed on the remaining shares in connection with the acquisition of NGH in December 2000. Compensation expense related to the shares held by continuing RJR employees was $.3 million and $.2 million in 2000 and 1999, respectively. At December 31, 2000, 45,333 shares remained restricted. Unless forfeited, restrictions on all of these shares will lapse in 2003. The unamortized portion remaining in stockholders' equity at December 31, 2000 was $.6 million.

     In 1999, RJR granted 745,000 shares of restricted stock, net of forfeitures of 32,000 shares, in tandem with 3,108,000 options, included in the following option table, to eligible employees. Upon vesting, the holder may forfeit the restricted stock and elect to receive four options for each restricted share forfeited. Generally, these shares may not be disposed of, or transferred during the three- to five-year restricted period. Of these restrictions, 372,500 will lapse in 2002, 186,250 will lapse in 2003 and 186,250 will lapse in 2004, unless the related shares are forfeited. The market price of the stock on the grant date was charged to stockholders' equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. As of the fourth quarter of 2000, management determined that it is more probable that holders will forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. Compensation expense of $4 million and $3 million was recorded in 2000 and 1999, respectively. The unamortized portion remaining in stockholders' equity at December 31, 2000 was $14 million.

     During 2000, RJR granted 673,898 shares of restricted stock to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2003, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders' equity as unearned compensation and is being amortized over the three-year vesting period. During 2000, 16,314 restricted shares were forfeited and restrictions on 3,163 shares lapsed. During 2000, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $11 million and the unamortized portion remaining in stockholders' equity at December 31, 2000 was $25 million.

     In the EIAP and the LTIP, at December 31, 2000, there were 6,030,342 options outstanding, of which 3,042,503 were exercisable, with a price range of $23.32 to $33.71, and a weighted average remaining contractual life of 8.4 years. Additionally, there were 66,228 options outstanding and exercisable, with a price range of $36.24 to $48.33, and a weighted average remaining contractual life of 5.8 years. The changes in RJR's stock options during 2000 and 1999 were:

                                                        2000                    1999
                                                ---------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE
                                                 OPTIONS      PRICE      OPTIONS     PRICE
                                                ----------   --------   ---------   --------
Balance at beginning of year..................   8,492,564    $28.43           --    $   --
Options transferred in........................          --        --    5,456,114     28.02
Options granted...............................          --        --    3,199,500     29.01
Options cancelled.............................    (138,371)    27.52           --        --
Options exercised.............................  (2,257,623)    27.58     (163,050)    26.13
                                                ----------              ---------
Balance at end of year........................   6,096,570     28.76    8,492,564     28.43
                                                ==========              =========
Exercisable at end of year....................   3,108,731     28.55    5,325,068     28.09
                                                ==========              =========

     RJR measures and expenses compensation costs related to employee stock plans utilizing the intrinsic value based method. During 1999, the amortization of tandem restricted stock held was recorded as compensation expense and, as a result, approximated compensation expense had it been based on fair value. Furthermore, related pro forma results would have approximated those reported. During 2000, had compensation expense been based on the fair value, net income would have been reduced by $3 million or $.03 per basic share and per diluted share. The foregoing impact of pro forma compensation cost was based on fair value at grant date, using a Black-Scholes methodology assuming a 5.96% risk-free interest rate, a weighted average expected life of 4.2 years, expected volatility of 33.0% and no dividend yield.

NOTE 18 -- RETIREMENT BENEFITS

     RJR sponsors a number of non-contributory defined benefit pension plans covering most employees. RJR also provides certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of RJR's pension plans at December 31 were:

                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
                                                              -----------------   ---------------
                                                               2000      1999      2000     1999
                                                              -------   -------   ------   ------
Change in benefit obligation:
Obligation at beginning of year.............................  $2,270    $2,444    $ 589    $ 652
Service cost................................................      31        39        6        7
Interest cost...............................................     176       169       49       44
Actuarial (gain) loss.......................................     148      (162)      75      (71)
Plan amendments.............................................       5        --       --       --
Special termination benefits................................      --        14       --        1
Benefits paid...............................................    (190)     (176)     (50)     (40)
Settlements.................................................     (11)       --       --       --
Acquisition of NGH..........................................      33        --        6       --
Transfer to other members of controlled group...............      --       (58)      --       (4)
                                                              ------    ------    -----    -----
Obligation at end of year...................................  $2,462    $2,270    $ 675    $ 589
                                                              ======    ======    =====    =====
Change in plan assets:
Fair value of plan assets at beginning of year..............  $2,499    $2,070    $  --    $  --
Actual return on plan assets................................    (156)      469       --       --
Employer contributions......................................      98        67       50       40
Benefits paid...............................................    (190)     (176)     (50)     (40)
Settlements.................................................     (11)       --       --       --
Acquisition of NGH..........................................      20        --       --       --
Transfer from other members of controlled group.............      --        69       --       --
                                                              ------    ------    -----    -----
Fair value of plan assets at end of year....................  $2,260    $2,499    $  --    $  --
                                                              ======    ======    =====    =====
Funded status:
Funded status...............................................  $ (202)   $  229    $(675)   $(589)
Unrecognized transition asset...............................      --        --      (21)     (26)
Unrecognized prior service cost.............................      --       (12)      --       --
Unrecognized net actuarial (gain) loss......................     117      (417)     109       35
                                                              ------    ------    -----    -----
Net amount recognized.......................................  $  (85)   $ (200)   $(587)   $(580)
                                                              ======    ======    =====    =====
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid benefit cost......................................  $   --    $   29    $  --    $  --
  Accrued benefit liability.................................    (104)     (250)    (587)    (580)
  Intangible asset..........................................       7         1       --       --
  Accumulated other comprehensive income....................      12        20       --       --
                                                              ------    ------    -----    -----
Net amount recognized.......................................  $  (85)   $ (200)   $(587)   $(580)
                                                              ======    ======    =====    =====

     As of December 31, 2000, for the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $89 million, $76 million and $15 million, respectively. As of December 31, 1999, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $63 million, $56 million and $0, respectively.

                                                                           POSTRETIREMENT
                                                   PENSION BENEFITS           BENEFITS
                                                 ---------------------   ------------------
                                                 2000    1999    1998    2000   1999   1998
                                                 -----   -----   -----   ----   ----   ----
Components of total benefit cost (income):
Service cost...................................  $  31   $  39   $  42   $ 6    $ 6    $ 8
Interest cost..................................    176     169     158    49     44     40
Expected return on plan assets.................   (229)   (195)   (178)   --     --     --
Amortization of transition asset...............     --      --      --    (6)    (6)    (7)
Amortization of prior service cost.............     (3)     (3)     (4)   --     --     --
Amortization of net loss (gain)................     (7)      2       1     1      6      3
                                                 -----   -----   -----   ---    ---    ---
Net periodic benefit cost (income).............    (32)     12      19    50     50     44
Curtailment/special benefits...................     --      14      --    --      1     --
Settlements....................................      2      --      --    --     --     --
                                                 -----   -----   -----   ---    ---    ---
Total benefit cost (income)....................  $ (30)  $  26   $  19   $50    $51    $44
                                                 =====   =====   =====   ===    ===    ===

     The weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31 were:

                                                              2000    1999
                                                              ----    ----
Discount rate...............................................  7.50%   8.00%
Expected return on pension plan assets......................  9.50%   9.50%
Rate of compensation increase...............................  5.00%   5.00%

     For measurement purposes, a 28% annual rate of increase in the per capita cost of covered health care was assumed for the HMO plan for 2000. The rate was assumed to decrease to 13% for 2001 and 5% for 2002 and remain at that level thereafter. Additionally, for the indemnity plan an 8% annual rate of increase in the per capita cost of covered health care was assumed for 2000. The rate was assumed to decrease 0.75% per year to 5% for 2004 and remain at that level thereafter. Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would effect:

                                               1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                               ------------------   ------------------
                                                    INCREASE             DECREASE
                                                    --------             --------
Total of service and interest cost
  components.................................         $ 2                  $ (2)
Postretirement benefit obligation............          29                   (26)

     In connection with the NGH acquisition, plan assets and benefit obligations attributable to certain former NGH employees were transferred to RJR, which resulted in an increase in pension plan assets of $20 million and an increase in pension plan benefit obligations of $33 million. Postretirement benefit obligations of $6 million were also acquired by RJR. The impact of these changes will be recognized in net periodic benefit costs over future periods.

     In connection with the reorganization in 1999, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc., referred to as the old plan, were split into two new plans, one for employees and former employees of RJR and the other for employees and former employees of Nabisco and NGH. The split of the assets and liabilities of the old plan was in accordance to an agreement with the Pension Benefit Guaranty Corporation that resulted in an increase in the RJR plan assets of $132 million. In addition, plan assets and benefit obligations attributable to certain former NGH employees both in the old plan and in other pension plans were transferred to NGH, which resulted in a decrease in pension plan assets of $63 million and a decrease in pension plan benefit obligations of $58 million. Postretirement benefit obligations of $4 million were also transferred to NGH. The impact of these changes will be recognized in net periodic benefit costs over future periods. As a result, periodic benefit cost for 1999 decreased by $7 million.

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

     In connection with the close-down of the New York headquarters, special termination benefits were provided to employees resulting in a 1999 one-time charge of $14 million for pension benefits and $1 million for postretirement benefits. These additional benefit obligations were subsequently transferred to NGH, as described above.

     RJR sponsors a qualified defined contribution plan and matches 50% of a participant's contribution based on a maximum of 6% of a participant's compensation. RJR's expense related to this plan was $12 million in each of 2000, 1999 and 1998.

NOTE 19 -- SEGMENT INFORMATION

     RJR Tobacco is organized and reports its results of operations in one operating segment that manufactures and markets cigarettes in the United States. The nature of the product, manufacturing process, distribution method, type of customer and regulatory environment are similar for substantially all of RJR Tobacco's products. During 2000, 1999 and 1998, sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 19%, 17% and 16%, respectively, of RJR's consolidated revenue. No other customer accounted for 10% or more of RJR's revenue during those years.

NOTE 20 -- RELATED PARTY TRANSACTIONS

     Prior to April 2000, a member of RJR's board of directors also served as Vice Chairman of Hershey Foods Corporation. RJR Tobacco has provided services to Hershey Foods Corporation, for which Hershey Foods paid $1 million and $3 million to RJR Tobacco during 2000 and 1999, respectively.

     Subsequent to the 1999 spin-off from, and prior to the acquisition of, NGH, related party transactions between RJR, RJR Tobacco and NGH consisted of several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including certain tax matters, indemnification rights and obligations and other matters. As a result of these agreements, at December 31, 1999, NGH owed RJR $1.3 million. RJR sold its international tobacco business to Japan Tobacco in 1999. RJR Tobacco manufactures products for sale by Japan Tobacco, and Japan Tobacco manufactures products for sale by RJR Tobacco. Additionally, under the sale agreement with Japan Tobacco, RJR and RJR Tobacco have retained certain liabilities that may arise from litigation prior to the sale. See note 2 and note 14 for further information on contingencies.

     RJR believes that each of the related party transactions were on terms similar to those with unaffiliated third parties.

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2000 (1)                                                      FIRST    SECOND   THIRD    FOURTH
--------                                                      ------   ------   ------   ------
Net sales...................................................  $1,922   $2,085   $2,119   $2,041
Gross profit................................................   1,116    1,234    1,268    1,224
Income from continuing operations...........................      80      109      117       46
Extraordinary item, net of income taxes.....................      --       --       --    1,475
Net income..................................................      80      109      117    1,521
Per share data (2):
Basic:
  Income from continuing operations.........................     .77     1.08     1.17      .46
  Extraordinary item, net of income taxes...................      --       --       --    14.76
  Net income................................................     .77     1.08     1.17    15.22
Diluted:
  Income from continuing operations.........................     .77     1.07     1.16      .45
  Extraordinary item, net of income taxes...................      --       --       --    14.58
  Net income................................................     .77     1.07     1.16    15.03

1999 (3)
--------
Net sales...................................................   1,693    1,907    1,991    1,976
Gross profit................................................     951    1,078    1,166    1,139
Income (loss) from continuing operations....................      30      (39)      96      108
Income (loss) from discontinued operations, net of income
  taxes.....................................................      65    2,668     (221)    (114)
Extraordinary item, net of income taxes.....................      --     (250)      --       --
Net income (loss)...........................................      95    2,379     (125)      (6)
Per share data (2):
Basic:
  Income (loss) from continuing operations..................     .28     (.36)     .88     1.00
  Income (loss) from discontinued operations, net of income
     taxes..................................................     .60    24.54    (2.03)   (1.06)
  Extraordinary item, net of income taxes...................      --    (2.30)      --       --
  Net income (loss).........................................     .88    21.88    (1.15)    (.06)
Diluted:
  Income (loss) from continuing operations..................     .28     (.36)     .88     1.00
  Income (loss) from discontinued operations, net of income
     taxes..................................................     .60    24.54    (2.03)   (1.06)
  Extraordinary item, net of income taxes...................      --    (2.30)      --       --
  Net income (loss).........................................     .88    21.88    (1.15)    (.06)

---------------

(1) The second quarter includes a $3 million, $2 million after-tax, reversal of prior tobacco settlement charges. The fourth quarter includes $1,475 million extraordinary gain on acquisition and an $89 million, $54 million after-tax, impairment charge.
(2) Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.
(3) The second quarter includes $143 million, $93 million after-tax, charges related to the close-down of the New York headquarters. The third quarter includes $40 million, $24 million after-tax, for initial, up-front costs related to the tobacco growers' settlement. The fourth quarter includes a $17 million pre-tax reversal of 1998 accruals related to the tobacco settlement and related expenses.

NOTE 22 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     RJR has not presented separate financial statements and other disclosures concerning RJR Tobacco and RJR Acquisition Corp. because management has determined that such information is not material to holders of the exchange notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed the exchange notes.

     The following condensed consolidating financial statements of RJR include: the accounts and activities of RJR, the issuer of the exchange notes; RJR Tobacco and RJR Acquisition Corp., the guarantors of the exchange notes; the subsidiaries of RJR and RJR Tobacco that are not guarantors of the exchange notes; and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       (DOLLARS IN MILLIONS) (UNAUDITED)

                                                   ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ------   ----------   --------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Net sales........................................  $   --    $ 8,169         $   48         $   (50)        $8,167
Cost of products sold............................      --      3,372              3             (50)         3,325
Selling, general and administrative expenses.....      42      3,835           (315)             --          3,562
Tobacco settlement and related expenses..........      --         (3)            --              --             (3)
Amortization of trademarks and goodwill..........      --        260            106              --            366
Impairment charge................................      --         --             89              --             89
Interest and debt expense........................     164          4             --              --            168
Interest income..................................      (1)      (111)            (7)             --           (119)
Intercompany interest (income) expense...........     (11)       394           (383)             --             --
Intercompany dividend............................    (238)      (861)            --           1,099             --
Other expense (income), net......................       6         26             (1)             --             31
                                                   ------    -------         ------         -------         ------
    INCOME BEFORE INCOME TAXES...................      38      1,253            556          (1,099)           748
Provision for (benefit from) income taxes........     (64)       264            196              --            396
Equity income from subsidiaries..................   2,825        360             --          (3,185)            --
                                                   ------    -------         ------         -------         ------
    INCOME BEFORE EXTRAORDINARY ITEM.............   2,927      1,349            360          (4,284)           352
Extraordinary item -- gain (loss) on acquisition,
  net of taxes...................................      (1)     1,476             --              --          1,475
                                                   ------    -------         ------         -------         ------
        NET INCOME...............................  $2,926    $ 2,825         $  360         $(4,284)        $1,827
                                                   ======    =======         ======         =======         ======
FOR THE YEAR ENDED DECEMBER 31, 1999
Net sales........................................  $   --    $ 7,511         $   56         $    --         $7,567
Cost of products sold............................      --      3,224              9              --          3,233
Selling, general and administrative expenses.....      43      3,342           (303)             --          3,082
Amortization of trademarks and goodwill..........      --        260            106              --            366
Headquarters close-down and related charges......     143         --             --              --            143
Interest and debt expense........................     267          1             --              --            268
Interest income..................................      (4)       (85)           (25)             --           (114)
Intercompany interest (income) expense...........    (393)       620           (227)             --             --
Other expense (income), net......................     (67)        28            118              --             79
                                                   ------    -------         ------         -------         ------
    INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES...............................      11        121            378              --            510
Provision for (benefit from) income taxes........     (16)       163            168              --            315
Equity income from subsidiaries from continuing
  operations.....................................     168        209             --            (377)            --
                                                   ------    -------         ------         -------         ------
    INCOME FROM CONTINUING OPERATIONS............     195        167            210            (377)           195
Income (loss) from discontinued operations.......    (611)     1,162          1,847              --          2,398
Equity income from subsidiaries from discontinued
  operations.....................................   3,009      1,848             --          (4,857)            --
                                                   ------    -------         ------         -------         ------
    INCOME BEFORE EXTRAORDINARY ITEM.............   2,593      3,177          2,057          (5,234)         2,593
Extraordinary item -- loss on early
  extinguishment of debt, net of taxes...........    (250)        --             --              --           (250)
                                                   ------    -------         ------         -------         ------
        NET INCOME...............................  $2,343    $ 3,177         $2,057         $(5,234)        $2,343
                                                   ======    =======         ======         =======         ======
FOR THE YEAR ENDED DECEMBER 31, 1998
Net sales........................................  $   --    $ 5,663         $   53         $    --         $5,716
Cost of products sold............................      --      1,277             12              --          1,289
Selling, general and administrative expenses.....      27      3,027           (210)             --          2,844
Tobacco settlement and related expenses..........      --      1,442             --              --          1,442
Amortization of trademarks and goodwill..........      --        260            106              --            366
Interest and debt expense........................     426         --             --              --            426
Intercompany interest (income) expense...........    (951)       955             (4)             --             --
Other expense (income), net......................      28        (59)            59              --             28
                                                   ------    -------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES........................     470     (1,239)            90              --           (679)
Provision for (benefit from) income taxes........     124       (315)            31              --           (160)
Equity income (loss) from subsidiaries from
  continuing operations..........................    (865)        59             --             806             --
                                                   ------    -------         ------         -------         ------
    INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (519)      (865)            59             806           (519)
Income from discontinued operations..............      --         --              3              --              3
Equity income from subsidiaries from discontinued
  operations.....................................       3         60             --             (63)            --
                                                   ------    -------         ------         -------         ------
        NET INCOME (LOSS)........................  $ (516)   $  (805)        $   62         $   743         $ (516)
                                                   ======    =======         ======         =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       (DOLLARS IN MILLIONS) (UNAUDITED)

                                                ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                -------   ----------   --------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Cash flows from operating activities..........  $   615     $  641        $   432         $(1,098)       $   590
                                                -------     ------        -------         -------        -------
Cash flows from (used in) investing
  activities:
  Short-term investments......................       --        109              1              --            110
  Intercompany transfers......................        2         34            811            (847)            --
  Net proceeds from acquisition...............       --      1,519             --              --          1,519
  Other, net..................................       (5)       (50)            (1)             --            (56)
                                                -------     ------        -------         -------        -------
      Net cash flows from (used in) investing
        activities............................       (3)     1,612            811            (847)         1,573
                                                -------     ------        -------         -------        -------
Cash flows from (used in) financing
  activities:
  Repayments of long-term debt................     (387)        --             --              --           (387)
  Dividends paid on common stock..............     (322)      (238)          (860)          1,098           (322)
  Repurchase of common stock..................     (231)        --             --              --           (231)
  Intercompany payables.......................        1       (470)          (377)            846             --
  Other, net..................................      238       (164)           (16)              1             59
                                                -------     ------        -------         -------        -------
      Net cash flows used in financing
        activities............................     (701)      (872)        (1,253)          1,945           (881)
                                                -------     ------        -------         -------        -------
      Net cash flows related to discontinued
        operations............................      103        (19)            --              --             84
                                                -------     ------        -------         -------        -------
Net change in cash and cash equivalents.......       14      1,362            (10)             --          1,366
Cash and cash equivalents at beginning of
  year........................................       --      1,062            115              --          1,177
                                                -------     ------        -------         -------        -------
Cash and cash equivalents at end of year......  $    14     $2,424        $   105         $    --        $ 2,543
                                                =======     ======        =======         =======        =======
FOR THE YEAR ENDED DECEMBER 31, 1999
Cash flows from operating activities..........  $   138     $  518        $   273         $    --        $   929
                                                -------     ------        -------         -------        -------
Cash flows from (used in) investing
  activities:
  Net proceeds from the sale of the
    international tobacco business............      (35)     2,611          5,184              --          7,760
  Short-term investments......................       --       (109)            (1)             --           (110)
  Other, net..................................       --        (55)           (19)             --            (74)
                                                -------     ------        -------         -------        -------
      Net cash flows from (used in) investing
        activities............................      (35)     2,447          5,164              --          7,576
                                                -------     ------        -------         -------        -------
Cash flows from (used in) financing
  activities:
  Proceeds from issuance of long-term debt....    1,244         --             --              --          1,244
  Repayments of long-term debt................   (4,450)        --             --              --         (4,450)
  Transfers and payments to former parent.....   (1,968)        --             --              --         (1,968)
  Intercompany transfer.......................    5,216       (881)        (4,335)             --             --
  Other, net..................................     (185)        --             --              --           (185)
                                                -------     ------        -------         -------        -------
      Net cash flows used in financing
        activities............................     (143)      (881)        (4,335)             --         (5,359)
                                                -------     ------        -------         -------        -------
Cash flows related to discontinued operations
  (including income taxes paid on the gain on
  sale of the international tobacco
  business)...................................       --       (982)          (987)             --         (1,969)
                                                -------     ------        -------         -------        -------
      Net change in cash and cash
        equivalents...........................      (40)     1,102            115              --          1,177
Cash and cash equivalents at beginning of
  year........................................       40        (40)            --              --             --
                                                -------     ------        -------         -------        -------
Cash and cash equivalents at end of year......  $    --     $1,062        $   115         $    --        $ 1,177
                                                =======     ======        =======         =======        =======
FOR THE YEAR ENDED DECEMBER 31, 1998
Cash flows from operating activities..........  $   185     $   50        $   132         $    --        $   367
                                                -------     ------        -------         -------        -------
Cash flows used in investing activities.......       (1)       (42)            --              --            (43)
                                                -------     ------        -------         -------        -------
Cash flows from (used in) financing
  activities:
  Increase in short-term borrowings...........       62         --             --              --             62
  Repayments of long-term debt................      (68)        --             --              --            (68)
  Dividends paid to NGH.......................     (607)        --             --              --           (607)
  Other, net..................................      170        (32)          (136)             --              2
                                                -------     ------        -------         -------        -------
      Net cash flows used in financing
        activities............................     (443)       (32)          (136)             --           (611)
                                                -------     ------        -------         -------        -------
Cash flows related to discontinued
  operations..................................      159         39              4              --            202
                                                -------     ------        -------         -------        -------
      Net change in cash and cash
        equivalents...........................     (100)        15             --              --            (85)
Cash and cash equivalents at beginning of
  year........................................      140        (55)            --              --             85
                                                -------     ------        -------         -------        -------
Cash and cash equivalents at end of year......  $    40     $  (40)       $    --         $    --        $    --
                                                =======     ======        =======         =======        =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
DECEMBER 31, 2000
ASSETS
Cash and cash equivalents..............  $    14    $ 2,424         $  105         $     --       $ 2,543
Other current assets...................        7      2,221             54             (954)        1,328
Trademarks, net........................       --         --          2,875               --         2,875
Goodwill, net..........................       --      7,303             --               --         7,303
Intercompany notes receivable..........      141          5          4,103           (4,249)           --
Investment in subsidiaries.............   11,957      6,117             --          (18,074)           --
Other noncurrent assets................       69      1,429              6                1         1,505
                                         -------    -------         ------         --------       -------
     Total assets......................  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,394         $   --         $     --       $ 1,394
Other current liabilities..............    1,307        993             36             (954)        1,382
Intercompany notes payable.............       54      4,195             --           (4,249)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      815        843          1,009                1         2,668
Stockholders' equity...................    8,436     11,976          6,098          (18,074)        8,436
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======
DECEMBER 31, 1999
ASSETS
Cash and cash equivalents..............  $    --    $ 1,062         $  115         $     --       $ 1,177
Other current assets...................       22      1,767             13             (511)        1,291
Trademarks, net........................       --         --          3,070               --         3,070
Goodwill, net..........................       --      7,563             --               --         7,563
Intercompany notes receivable..........      143         38          4,914           (5,095)           --
Investment in subsidiaries.............   10,401      6,636             --          (17,037)           --
Other noncurrent assets................       81      1,191              5               (1)        1,276
                                         -------    -------         ------         --------       -------
     Total assets......................  $10,647    $18,257         $8,117         $(22,644)      $14,377
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,278         $   --         $     --       $ 1,278
Other current liabilities..............    1,175      1,095             31             (511)        1,790
Intercompany notes payable.............       53      4,664            378           (5,095)           --
Long-term debt (less current
  maturities)..........................    1,653         --             --               --         1,653
Other noncurrent liabilities...........      702        790          1,101               (1)        2,592
Stockholders' equity...................    7,064     10,430          6,607          (17,037)        7,064
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $10,647    $18,257         $8,117         $(22,644)      $14,377
                                         =======    =======         ======         ========       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is incorporated by reference to "Item 1: Election of Class II Directors" and "Stock Ownership-Section 16(a) beneficial ownership of reporting compliance" of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 15, 2001. Reference is also made regarding the executive officers of the registrant to "Executive Officers and Certain Significant Employees of the Registrant" in Item 4 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Item 11 is incorporated by reference to "Executive Compensation and Transactions with Management" of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is incorporated by reference to "Stock Ownership" of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference to "Executive Compensation and Transactions with Management -- Transactions with directors and executive officers," of RJR's Definitive Proxy Statement to be filed with the SEC on or before March 15, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

      (1) Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.
           Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998.
           Consolidated Balance Sheets for the years ended December 31, 2000 and 1999.
           Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998.

      (2) Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

      (3)  See (c) below.

(b) RJR filed a Current Report on Form 8-K, dated December 11, 2000, disclosing its acquisition, through a merger, of Nabisco Group Holdings Corp., a non-operating public shell company.

(c)  The following exhibits are filed as part of this report, Exhibit Numbers
     10.24 through 10.57 are management contracts, compensatory plans or arrangements:

EXHIBIT
NUMBER
-------
 2.1      Distribution Agreement dated as of May 12, 1999, among RJR
          Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds
          Tobacco Company (incorporated by reference to Exhibit 2.1 to
          Registrant's Form 8-A filed May 19, 1999).
 2.2      Certificate of Merger and Agreement and Plan of Merger among
          RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J.
          Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K filed May 28, 1999).
 2.3      Agreement and Plan of Merger dated as of June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc. and RJR Acquisition Corp. (incorporated by
          reference to Exhibit 2.1 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 2000, filed August
          7, 2000).
 2.4      Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco
          Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc.
          and RJR Acquisition Corp. (incorporated by reference to
          Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 2000, filed November 3,
          2000).
 2.5      Letter dated October 19, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., electing
          that Nabisco Group Holdings Corp. be merged with and into
          RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group
          Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 2000, filed November 3, 2000).
 2.6      Letter dated November 20, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco
          Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group
          Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant's Form 8-K filed December 21, 2000).
 2.7      Letter dated October 27, 2000, from R.J. Reynolds Tobacco
          Holdings, Inc. to Nabisco Group Holdings Corp., agreeing
          that it will pay or cause to be paid to stockholders of
          Nabisco Group Holdings Corp., in circumstances described in
          Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings
          Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR
          Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and
          Plan of Merger) and $11.729 billion (incorporated by
          reference to Exhibit 2.3 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 2000, filed
          November 3, 2000).
 3.1      Restated Certificate of Incorporation of R.J. Reynolds
          Tobacco Holdings, Inc. (incorporated by reference to Exhibit
          3.1 to Registrant's Form 8-K dated June 14, 1999).
 3.2      Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K dated
          June 14, 1999).
 4.1      Rights Agreement dated as of May 18, 1999, between R.J.
          Reynolds Tobacco Holdings, Inc. and its rights agent
          (incorporated by reference to Exhibit 4.1 to Registrant's
          Form 8-K dated June 14, 1999).
 4.2      Amended and Restated Indenture dated as of July 24, 1995,
          between RJR Nabisco, Inc. and The Bank of New York
          (incorporated by reference to Exhibit 4.1 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995, filed August 8, 1995).

EXHIBIT
NUMBER
-------
 4.3      First Supplemental Indenture and Waiver dated as of April
          27, 1999, between RJR Nabisco, Inc. and The Bank of New
          York, to the Amended and Restated Indenture dated as of July
          24, 1995, between RJR Nabisco, Inc. and The Bank of New
          York, as successor trustee (incorporated by reference to
          Exhibit 10.3 to Registrant's Form 8-A filed May 19, 1999).
 4.4      Second Supplemental Indenture and Waiver dated as of April
          27, 1999, between RJR Nabisco, Inc. and The Bank of New
          York, to the Amended and Restated Indenture dated as of May
          18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First
          Supplemental Indenture and Waiver thereto dated as of June
          2, 1995 (incorporated by reference to Exhibit 10.4 to
          Registrant's Form 8-A filed May 19, 1999).
 4.5      Indenture dated as of May 15, 1999, among RJR Nabisco, Inc.,
          R. J. Reynolds Tobacco Company and The Bank of New York, as
          trustee (incorporated by reference to Exhibit 10.2 to
          Registrant's Form 8-A flied May 19, 1999).
 4.6      First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings,
          Inc., R. J. Reynolds Tobacco Company and The Bank of New
          York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and
          The Bank of New York, as Trustee.
10.1      Amended and Restated Credit Agreement dated as of November
          17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to
          time on Annex I.
10.2      Form of Amended and Restated Subsidiary Guaranty by R. J.
          Reynolds Tobacco Company and RJR Acquisition Corp. to the
          creditors defined therein, issued in connection with the
          Credit Agreement dated as of May 18, 1999 and Amended and
          Restated as of November 17, 2000, among R.J. Reynolds
          Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I.
10.3      Guarantee dated as of May 18, 1999, by R. J. Reynolds
          Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds
          Tobacco Company and The Bank of New York, as trustee
          (incorporated by reference to Exhibit 10.6 to Registrant's
          Form 8-A filed May 19, 1999).
10.4      Tax Sharing Agreement dated as of June 14, 1999, among RJR
          Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings,
          Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings
          Corp. (incorporated by reference to Exhibit 10.1 to
          Registrant's Form 8-K dated June 14, 1999).
10.5      Amendment to Tax Sharing Agreement dated June 25, 2000,
          among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
          Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds
          Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 2000, filed August 7, 2000).
10.6      Agreement dated as of May 20, 1999, among Pension Benefit
          Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J.
          Reynolds Tobacco Company (incorporated by reference to
          Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1999, filed August 16, 1999).
10.7      Amendment effective as of June 14, 1999, to the Agreement
          effective as of May 20, 1999, by and among the Pension
          Benefit Guaranty Corporation, R.J. Reynolds Tobacco
          Holdings, Inc. and R. J. Reynolds Tobacco Company
          (incorporated by reference to Exhibit 10.3 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2000, filed August 7, 2000).
10.8      Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco
          Company, RJR Nabisco, Inc. and Japan Tobacco Inc.
          (incorporated by reference to Exhibit 2.1 to Registrant's
          Form 8-K dated May 12, 1999).

EXHIBIT
NUMBER
-------
10.9      Settlement Agreement dated August 25, 1997, between the
          State of Florida and settling defendants in The State of
          Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated August 25,
          1997).
10.10     Comprehensive Settlement Agreement and Release dated January
          16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated
          January 16, 1998).
10.11     Settlement Agreement and Release in re: The State of
          Minnesota v. Philip Morris, Inc., by and among the State of
          Minnesota, Blue Cross and Blue Shield of Minnesota and the
          various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.12     Settlement Agreement and Stipulation for Entry of Consent
          Judgment in re: The State of Minnesota v. Philip Morris,
          Inc., by and among the State of Minnesota, Blue Cross and
          Blue Shield of Minnesota and the various tobacco company
          defendants named therein, dated as of May 8, 1998
          (incorporated by reference to Exhibit 99.2 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended March
          30, 1998, filed May 15, 1998).
10.13     Form of Consent Judgment by Judge Kenneth J. Fitzpatrick,
          Judge of District Court in re: The State of Minnesota v.
          Philip Morris, Inc. (incorporated by reference to Exhibit
          99.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended March 30, 1998, filed May 15, 1998).
10.14     Agreement to Pay State of Minnesota Attorney's Fees and
          Costs, by and among the State of Minnesota and the various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May
          15, 1998).
10.15     Agreement to Pay Blue Cross and Blue Shield of Minnesota
          Attorney's Fees and Costs by and among Blue Cross and Blue
          Shield of Minnesota and various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.5 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.16     Mississippi Fee Payment Agreement dated as of July 2, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco
          Company, Brown & Williamson Tobacco Corporation
          (collectively, the "Mississippi Defendants"), the State of
          Mississippi ("Mississippi") and Mississippi's private
          counsel named therein (the "Mississippi Counsel") in
          connection with Moore v. The American Tobacco Co.,
          Mississippi Litigation No. 94-1429 (the "Mississippi
          Action") (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.17     Stipulation of Amendment to Settlement Agreement and for
          Entry of Agreed Order dated July 2, 1998, by and among the
          Mississippi Defendants, Mississippi and the Mississippi
          Counsel in connection with the Mississippi Action
          (incorporated by reference to Exhibit 99.2 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998, filed August 14, 1998).
10.18     Texas Fee Payment Agreement dated as of July 24, 1998, by
          and among Philip Morris, Inc., R. J. Reynolds Tobacco
          Company, Brown & Williamson Tobacco Corporation, Lorillard
          Tobacco Company and United States Tobacco Company
          (collectively, the "Texas Defendants"), the State of Texas
          ("Texas") and Texas' private counsel named therein (the
          "Texas Counsel") in connection with Texas v. The American
          Tobacco Co., Texas Litigation No. 5-96CV-91 (the "Texas
          Action") (incorporated by reference to Exhibit 99.3 to
          Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

EXHIBIT
NUMBER
-------
10.19     Stipulation of Amendment to Settlement Agreement and for
          Entry of Consent Decree dated July 24, 1998, by and among
          the Texas Defendants, Texas and the Texas Counsel in
          connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1998, filed August 14,
          1998).
10.20     Stipulation of Amendment to Settlement Agreement and for
          Entry of Consent Decree dated September 11, 1998, by and
          among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.21     Florida Fee Payment Agreement dated September 11, 1998, by and among the State of Florida, various Florida counsel and the tobacco companies named therein (incorporated by
          reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed
          November 12, 1998).
10.22     Form of MFN Escrow Agreement by and among the State of
          Florida, the tobacco companies named therein and a bank
          acting as escrow agent (incorporated by reference to Exhibit
          99.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998, filed November 12, 1998).
10.23     Master Settlement Agreement (the "MSA") dated November 23,
          1998, between the Settling States named in the MSA and the
          Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated
          November 23, 1998).
10.24     Amended and Restated Equity Incentive Award Plan for
          Directors of R.J. Reynolds Tobacco Holdings, Inc. and
          Subsidiaries (the "EIAP") (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2000, filed May 9, 2000).
10.25     Form of Deferred Stock Unit Agreement between R.J. Reynolds
          Tobacco Holdings, Inc. and the Director named therein,
          pursuant to the EIAP (incorporated by reference to Exhibit
          10.9 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1999, filed August 16, 1999).
10.26     Form of Stock Option Agreement (Initial) between R.J.
          Reynolds Tobacco Holdings, Inc. and the Director named
          therein, pursuant to the EIAP (incorporated by reference to
          Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1999, filed August 16, 1999).
10.27     Form of Stock Option Agreement (Annual) between R.J.
          Reynolds Tobacco Holdings, Inc. and the Director named
          therein, pursuant to the EIAP, dated as of June 15, 1999
          (incorporated by reference to Exhibit 10.11 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.28     Deferred Compensation Plan for Directors between R.J.
          Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999)
          (incorporated by reference to Exhibit 10.12 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999, filed August 16, 1999).
10.29     R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term
          Incentive Plan (incorporated by reference to Exhibit 10.2 to
          Registrant's Form 8-K filed June 16, 1999).
10.30     Form of 1999 Performance Appreciation Rights Agreement under
          R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term
          Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).

EXHIBIT
NUMBER
-------
10.31     Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.32     Form of Tandem Restricted Stock/Stock Option Agreement dated
          June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and Andrew J. Schindler (incorporated by reference to
          Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.33     Form of Tandem Restricted Stock/Stock Option Agreement dated
          July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc.
          and the grantee named therein (incorporated by reference to
          Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999, filed November 12,
          1999).
10.34     Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999, filed March 8, 2000).
10.35     Form of Performance Unit Agreement (three-year vesting)
          dated February 2, 2000, between R.J. Reynolds Tobacco
          Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed
          March 8, 2000).
10.36     Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.37     Form of Performance Unit Agreement (one-year vesting) dated
          January 31, 2001, between R.J. Reynolds Tobacco Holdings,
          Inc. and the grantee named therein.
10.38     Form of Performance Unit Agreement (three-year vesting)
          dated January 31, 2001, between R.J. Reynolds Tobacco
          Holdings, Inc. and the grantee named therein.
10.39     Master Trust Agreement, as amended and restated as of
          October 12, 1988, between RJR Nabisco, Inc. and Wachovia
          Bank and Trust Company, N.A. (incorporated by reference to
          Exhibit 10.18 to the Registration Statement on Form S-4 of
          RJR Holdings Corp. and RJR Holdings Group, Inc.,
          Registration No. 33-27894, filed April 5, 1989, as amended).
10.40     Amendment No. 1 to Master Trust Agreement, dated January 27,
          1989 (incorporated by reference to Exhibit 10(g)(ii) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.41     Amendment No. 2 to Master Trust Agreement, dated January 27,
          1989 (incorporated by reference to Exhibit 10(g)(iii) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.42     Excess Benefit Master Trust Agreement, as amended and
          restated as of October 12, 1988, between RJR Nabisco, Inc.
          and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant's Registration
          Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings
          Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.43     Amendment No. 1 to Excess Benefit Master Trust Agreement,
          dated January 27, 1989 (incorporated by reference to Exhibit
          10(h)(ii) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1988, filed March 9, 1989).

EXHIBIT
NUMBER
-------
10.44     RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as
          amended on July 21, 1988 (incorporated by reference to
          Exhibit 10.32 to the Registration Statement on Form S-4 of
          RJR Holdings Corp. and RJR Holdings Group, Inc.,
          Registration No. 33-27894, filed April 5, 1989, as amended).
10.45     Amendment to Supplemental Executive Retirement Plan, dated
          November 23, 1988 (incorporated by reference to Exhibit
          10(m)(ii) to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1998, filed March 9, 1989).
10.46     Amendment No. 2 to Supplemental Executive Retirement Plan,
          dated January 27, 1989 (incorporated by reference to Exhibit
          10(m)(iii) to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1988, filed March 9,
          1989).
10.47     Amendment to Supplemental Executive Retirement Plan, dated
          April 10, 1993 (incorporated by reference to Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1993, filed February 24, 1994).
10.48     Retention Trust Agreement dated May 13, 1998, by and between
          RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.49     Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler
          (incorporated by reference to Exhibit 10 to Registrant's
          Schedule 14D-9 filed on November 8, 1988).
10.50     Form of Special Addendum dated December 20, 1988, to the
          Employment Agreement dated as of October 31, 1988, between
          RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988,
          filed March 8, 1989).
10.51     Amendment dated June 7, 1999, to the Employment Agreement
          dated as of October 31, 1988, and previously amended as of
          December 20, 1988, between RJR Nabisco, Inc. and Andrew J.
          Schindler (incorporated by reference to Exhibit 10.8 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.52     Change of Control Letter Agreement dated December 5, 1995, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
          and Andrew J. Schindler (incorporated by reference to
          Exhibit 10.44 to Registrant's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1995, filed February 22,
          1996).
10.53     Participation Agreement, RJR Nabisco, Inc. Supplemental
          Executive Retirement Plan, for Andrew J. Schindler dated
          December 28, 1995 (incorporated by reference to Exhibit
          10.45 to Registrant's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1995, filed February 22,
          1996).
10.54     Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J.
          Schindler (incorporated by reference to Exhibit 10.9 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.55     Form of Change of Control Letter Agreement between R.J.
          Reynolds Tobacco Holdings, Inc. and the executive officer
          named therein (incorporated by reference to Exhibit 10.5 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.56     Form of Special Severance Benefits Letter Agreement between
          R. J. Reynolds Tobacco Company and the executive officer
          named therein (incorporated by reference to Exhibit 10.6 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

EXHIBIT
NUMBER
-------
10.57     Form of Amendment to Special Severance Benefits Letter
          Agreement between R. J. Reynolds Tobacco Company and the
          executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1999, filed
          November 12, 1999).
12.1      Computation of Ratio of Earnings to Combined Fixed Charges
          and Preferred Stock Dividends/Deficiency in the Coverage of
          Combined Fixed Charges and Preferred Stock Dividends by
          Earnings Before Fixed Charges for each of the five years
          within the period ended December 31, 2000.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Independent Auditors.
23.2      Consent of Independent Auditors.
99.1      Expanded Litigation Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: March 1, 2001                      By: /s/ Andrew J. Schindler
                                            ------------------------------------
                                            Andrew J. Schindler
                                            Chairman of the Board, President,
                                              Chief Executive Officer and
                                              Director

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ Andrew J. Schindler                                Chairman of the Board,            March 1, 2001
-----------------------------------------------------    President,
Andrew J. Schindler                                      Chief Executive Officer
                                                         and Director
                                                         (principal executive officer)

/s/ Kenneth J. Lapiejko                                Executive Vice President and      March 1, 2001
-----------------------------------------------------    Chief Financial Officer
Kenneth J. Lapiejko                                      (principal financial officer)

/s/ Thomas R. Adams                                    Senior Vice President and         March 1, 2001
-----------------------------------------------------    Controller
Thomas R. Adams                                          (principal accounting officer)

/s/ Mary K. Bush                                       Director                          March 1, 2001
-----------------------------------------------------
Mary K. Bush

/s/ John T. Chain, Jr.                                 Director                          March 1, 2001
-----------------------------------------------------
John T. Chain, Jr.

/s/ A.D. Frazier, Jr.                                  Director                          March 1, 2001
-----------------------------------------------------
A.D. Frazier, Jr.

/s/ Denise Ilitch                                      Director                          March 1, 2001
-----------------------------------------------------
Denise Ilitch

/s/ John G. Medlin, Jr.                                Director                          March 1, 2001
-----------------------------------------------------
John G. Medlin, Jr.

/s/ Nana Mensah                                        Director                          March 1, 2001
-----------------------------------------------------
Nana Mensah

                                                       Director
-----------------------------------------------------
Joseph P. Viviano

/s/ Thomas C. Wajnert                                  Director                          March 1, 2001
-----------------------------------------------------
Thomas C. Wajnert

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

        2.3 Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to
                  Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

        2.4 Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit
                  2.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).

        2.5 Letter dated October 19, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., electing that Nabisco Group Holdings Corp. be merged with and into RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).

        2.6 Letter dated November 20, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant's Form 8-K filed December 21, 2000).

        2.7 Letter dated October 27, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., agreeing that it will pay or cause to be paid to stockholders of Nabisco Group Holdings Corp., in circumstances described in Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and Plan of Merger) and $11.729 billion (incorporated by reference to Exhibit 2.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).

        3.1 Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K dated June 14, 1999).

        3.2 Bylaws of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Form 8-K dated June 14, 1999).

        4.1 Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated June 14, 1999).

        4.2 Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).

        4.3 First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-A filed May 19, 1999).

      Exhibit
      Number
      -------

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

        4.5       Indenture dated as of May 15, 1999, among RJR Nabisco, Inc.,
                  R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-A flied May 19, 1999).

        4.6 First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee.

       10.1 Amended and Restated Credit Agreement dated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I.

       10.2 Form of Amended and Restated Subsidiary Guaranty by R. J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and Amended and Restated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I.

       10.3 Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-A filed May 19, 1999).

       10.4 Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc.,
                  R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated June 14, 1999).

       10.5 Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

       10.6 Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit
                  10.16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

       10.7 Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and
                  R. J. Reynolds Tobacco Company (incorporated by reference to
                  Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).

       10.8 Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K dated May 12, 1999).

       10.9 Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated August 25, 1997).

       10.10 Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated January 16, 1998).

      Exhibit
      Number
      -------

       10.11      Settlement Agreement and Release in re: The State of Minnesota
                  v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

       10.12 Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15,
                  1998).

       10.13 Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

       10.14 Agreement to Pay State of Minnesota Attorney's Fees and Costs, by and among the State of Minnesota and the various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

       10.15 Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorney's Fees and Costs by and among Blue Cross and Blue Shield of Minnesota and various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

       10.16 Mississippi Fee Payment Agreement dated as of July 2, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation (collectively, the "Mississippi Defendants"), the State of Mississippi ("Mississippi") and Mississippi's private counsel named therein (the "Mississippi Counsel") in connection with Moore
                  v. The American Tobacco Co., Mississippi Litigation No. 94-1429 (the "Mississippi Action") (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

       10.17 Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

       10.18 Texas Fee Payment Agreement dated as of July 24, 1998, by and among Philip Morris, Inc., R. J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and United States Tobacco Company (collectively, the "Texas Defendants"), the State of Texas ("Texas") and Texas' private counsel named therein (the "Texas Counsel") in connection with Texas v. The American Tobacco Co., Texas Litigation No. 5-96CV-91 (the "Texas Action") (incorporated by reference to Exhibit 99.3 to Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

       10.19 Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

       10.20 Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

      Exhibit
      Number
      -------

       10.21 Florida Fee Payment Agreement dated September 11, 1998, by and among the State of Florida, various Florida counsel and the tobacco companies named therein (incorporated by reference to Exhibit 99.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12,
                  1998).

       10.22 Form of MFN Escrow Agreement by and among the State of Florida, the tobacco companies named therein and a bank acting as escrow agent (incorporated by reference to Exhibit 99.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).

       10.23 Master Settlement Agreement (the "MSA") dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant's Form 8-K dated November 23, 1998).

       10.24 Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the "EIAP") (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000).

       10.25 Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit
                  10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

       10.26 Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit
                  10.10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

       10.27 Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

       10.28 Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

       10.29 R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed June 16, 1999).

       10.30 Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit
                  10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.31 Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12,
                  1999).

       10.32 Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit
                  10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.33 Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12,
                  1999).

      Exhibit
      Number
      -------

       10.34 Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).

       10.35 Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).

       10.36 Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

       10.37 Form of Performance Unit Agreement (one-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

       10.38 Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.

       10.39 Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit
                  10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

       10.40 Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

       10.41 Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

       10.42 Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to
                  Exhibit 10.21 to Registrant's Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

       10.43 Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

       10.44 RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit
                  10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).

       10.45 Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 9, 1989).

       10.46 Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

       10.47 Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994).

       10.48 Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

       10.49 Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant's
                  Schedule 14D-9 filed on November 8, 1988).

      Exhibit
      Number
      -------

       10.50 Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989).

       10.51 Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.52 Change of Control Letter Agreement dated December 5, 1995, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit
                  10.44 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).

       10.53 Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).

       10.54 Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.55 Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.56      Form of Special Severance Benefits Letter Agreement between R.
                  J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

       10.57 Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12,
                  1999).

       12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2000.

       21.1       Subsidiaries of the Registrant.

       23.1       Consent of Independent Auditors.

       23.2       Consent of Independent Auditors.

       99.1       Expanded Litigation Disclosure.