Form 10-Q
period 2001-03-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2001-05-01
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 101,093,467 shares of common stock, par value $.01 per share, as of April 20, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) -- Three Months Ended March 31, 2001 and 2000...    3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) -- Three Months Ended March 31, 2001 and 2000...    4
         Condensed Consolidated Balance Sheets -- March 31, 2001
         (Unaudited) and December 31, 2000...........................    5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   23

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   30

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   31

Item 6.  Exhibits and Reports on Form 8-K............................   32

Signature............................................................   33

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001             2000
                                                              ----------        --------
NET SALES*..................................................   $  1,950          $1,904
Costs and expenses:
  Cost of products sold*....................................        837             826
  Selling, general and administrative expenses..............        825             789
  Amortization of trademarks and goodwill...................         91              92
                                                               --------          ------
     OPERATING INCOME.......................................        197             197
Interest and debt expense...................................         38              43
Interest income.............................................        (46)            (24)
Other expense, net..........................................          4               9
                                                               --------          ------
     INCOME BEFORE INCOME TAXES.............................        201             169
Provision for income taxes..................................        101              89
                                                               --------          ------
     NET INCOME.............................................   $    100          $   80
                                                               ========          ======
BASIC NET INCOME PER SHARE..................................   $   1.00          $  .77
                                                               ========          ======
DILUTED NET INCOME PER SHARE................................   $    .98          $  .77
                                                               ========          ======
DIVIDENDS DECLARED PER SHARE................................   $   .775          $ .775
                                                               ========          ======

---------------

* Excludes excise taxes of $362 million and $391 million for the three months ended March 31, 2001 and 2000, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                2001             2000
                                                              --------        -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  100            $   80
  Adjustments to reconcile to net cash flows from (used in)
     operating activities:
     Depreciation and amortization..........................      123               122
     Deferred income tax benefit............................      (28)               (5)
     Changes in other working capital items, net............      (66)               68
     Changes in tobacco settlement and related accruals.....      (85)              387
     Other, net.............................................       22                 3
                                                               ------            ------
     Net cash flows from operating activities...............       66               655
                                                               ------            ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Short-term investments....................................     (201)              110
  Capital expenditures......................................      (13)              (11)
  Other, net................................................       --                 2
                                                               ------            ------
     Net cash flows from (used in) investing activities.....     (214)              101
                                                               ------            ------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments of long-term debt..............................       --               (23)
  Dividends paid on common stock............................      (79)              (84)
  Repurchase of common stock................................      (48)              (70)
  Proceeds from exercise of stock options...................       35                --
                                                               ------            ------
     Net cash flows used in financing activities............      (92)             (177)
                                                               ------            ------
Net change in cash and cash equivalents.....................     (240)              579
Cash and cash equivalents at beginning of period............    2,543             1,177
                                                               ------            ------
Cash and cash equivalents at end of period..................   $2,303            $1,756
                                                               ======            ======
Income taxes paid, net of refunds...........................   $    4            $   17
Interest paid...............................................   $   13            $   13
Tobacco settlement and related expense payments.............   $  676            $  166

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,303       $ 2,543
  Short-term investments....................................        201            --
  Accounts and notes receivable, net........................         86           100
  Inventories...............................................        631           588
  Deferred income taxes.....................................        467           459
  Prepaid excise taxes and other............................        127           181
                                                                -------       -------
          Total current assets..............................      3,815         3,871
Property, plant and equipment, net..........................      1,036         1,048
Trademarks, net.............................................      2,849         2,875
Goodwill, net...............................................      7,238         7,303
Other assets and deferred charges...........................        450           457
                                                                -------       -------
                                                                $15,388       $15,554
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    67       $    80
  Tobacco settlement and related accruals...................      1,309         1,394
  Accrued liabilities.......................................      1,140         1,229
  Current maturities of long-term debt......................         73            73
                                                                -------       -------
          Total current liabilities.........................      2,589         2,776
Long-term debt (less current maturities)....................      1,674         1,674
Deferred income taxes.......................................      1,836         1,856
Long-term retirement benefits...............................        562           543
Other noncurrent liabilities................................        269           269
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 113,724,786 in 2001 and
     112,563,918 in 2000)...................................          1             1
  Paid-in capital...........................................      7,349         7,291
  Retained earnings.........................................      1,502         1,481
  Accumulated other comprehensive loss -- cumulative minimum
     pension liability adjustment...........................         (8)           (8)
  Unamortized restricted stock..............................        (57)          (41)
                                                                -------       -------
                                                                  8,787         8,724
  Treasury stock, at cost (shares: 11,930,548 in 2001 and
     11,299,092 in 2000)....................................       (329)         (288)
                                                                -------       -------
          Total stockholders' equity........................      8,458         8,436
                                                                -------       -------
                                                                $15,388       $15,554
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

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications were made to conform prior periods' financial statements to the current presentation. All dollar amounts are in millions unless otherwise noted.

     On December 11, 2000, through a merger, RJR acquired its former parent, Nabisco Group Holdings Corp., referred to as NGH. At the time of the acquisition, NGH was a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. The acquisition was accounted for as a purchase, and accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired. As consideration, RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate. The acquisition resulted in $1.5 billion net cash proceeds to RJR Acquisition Corp. Pursuant to an agreement and plan of merger dated June 25, 2000, as amended, RJR Acquisition Corp. was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp.

Short-Term Investments

     Short-term investments, including investment pools that may hold securities with original maturities of less than 90 days, are classified and accounted for as available-for-sale securities. Management determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date. Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in stockholders' equity until realized. Interest income and amortization of premiums and discounts are included in interest income. Gains and losses on investment securities sold are determined based on the specific identification method and are included in other expense, net. Unrealized losses that are other than temporary are recognized in net income. No securities are held for speculative or trading purposes.

Recently Adopted Accounting Pronouncements

     Effective January 1, 2001, RJR adopted the Emerging Issues Task Force's EITF No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. In the accompanying income statements, as provided in EITF No. 00-14, certain costs historically included in selling, general and administrative expenses are now classified in cost of products sold or as reductions of net sales. Prior period amounts have been reclassified for comparative purposes.

     Additionally, this change in accounting principle shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change decreased net income $6 million, or $.06 per basic and diluted share, in the first quarter of 2001. If this accounting change had been applied during 2000, the pro forma net income during the first quarter of 2000 would have been $79 million, or $.76 per basic and diluted share. The adoption of EITF No. 00-14 had no impact on RJR's annual net income or cumulative earnings.

     As of January 1, 2001, RJR adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives would be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, had no impact on RJR's financial position or results of operations.

NOTE 2 -- INCOME PER SHARE

     The components of the calculation of income per share were:

                                                             FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                               2001             2000
                                                             ---------        ---------
Net income.................................................  $    100         $     80
                                                             ========         ========
Basic weighted average shares, in thousands................   100,242          103,510
  Effect of dilutive potential shares:
     Options...............................................     1,612               --
     Restricted stock......................................       310               26
                                                             --------         --------
Diluted weighted average shares, in thousands..............   102,164          103,536
                                                             ========         ========

     During the three months ended March 31, 2001 and 2000, outstanding shares of restricted stock of 1.8 million and 1.6 million, respectively, were excluded from the share calculation, as the related vesting provisions had not been met.

NOTE 3 -- SHORT-TERM INVESTMENTS

     As of March 31, 2001, short-term investments classified as available-for-sale included $156 million of federal agency discount notes and $45 million of certificates of deposit with contractual maturities of less than one year. Unrealized holding gains and losses of available-for-sale securities at March 31, 2001 were not significant and, accordingly, the amortized cost of these securities approximated fair value. Realized gains and losses for available-for-sale securities for the three months ended March 31, 2001 were not significant. No securities were classified as available-for-sale during 2000.

NOTE 4 -- INVENTORIES

     The major components of inventories were:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Leaf tobacco................................................    $508          $509
Raw materials...............................................      25            26
Work in process.............................................      54            49
Finished products...........................................     127           103
Other.......................................................      26            26
                                                                ----          ----
Total.......................................................     740           713
Less LIFO allowance.........................................     109           125
                                                                ----          ----
                                                                $631          $588
                                                                ====          ====

NOTE 5 -- TOBACCO SETTLEMENT AND RELATED EXPENSES

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for tobacco settlement and related expenses, of which $151 million was for employee severance and related benefits. During the three months ended March 31, 2001, $3 million of this reserve was utilized for employee severance and related benefits, resulting in a reserve balance of $4 million. Cash expenditures related to the termination of employees are expected to be $77 million, of which $73 million has been paid as of March 31, 2001.

NOTE 6 -- CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2001, 34 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 36 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On March 31, 2001, there were 1,662 active cases pending, of which approximately 1,200 of these cases are pending in West Virginia state court as a consolidated action, as compared with 536 on March 31, 2000 and 647 on March 31, 1999. As of April 20, 2001, 1,661 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,658 in the United States; 1 in the Marshall Islands; and 2 in Puerto Rico. The U.S. case number does not include the 3,054 Broin II cases pending as of April 20, 2001, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 37 states and the District of Columbia. The breakdown is as follows: 1,233 in West Virginia; 102 in New York; 56 in Florida; 55 in California; 34 in Louisiana; 20 in the District of Columbia; 18 in Mississippi; 12 in New Jersey; 11 in each of Iowa and Texas; 9 in each of Alabama and Missouri; 8 in Pennsylvania; 7 in each of Georgia, Illinois and New Mexico; 6 in each of Nevada and Tennessee; 5 in Michigan; 4 in each of Massachusetts, Minnesota, New Hampshire and North Carolina; 3 in each of Indiana, North Dakota and Wisconsin; 2 in each of Arizona, Connecticut, Kansas, South Dakota and Washington; and 1 in each of Hawaii, Maine, Ohio, Oklahoma, Oregon, South Carolina and Utah. Of the 1,658 active U.S. cases, 136 are pending in federal court, 1,518 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance, and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,658 active cases in the United States, 13 cases, plus the 3,054 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-five cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 63 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Fourteen cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. Plaintiff appealed to the Appellate Division of the New York Supreme Court, Second Department, from the November 30, 2000 judgment. In Nunnally v. R.J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiffs filed a motion for judgment notwithstanding the verdict, or in the alternative, for a new trial. Oral argument on this motion was heard April 25, 2001. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. In Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco on January 30, 2001. The trial of this case continued, and the jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001. Although plaintiff appealed the final judgment to the United States Court of Appeals for the Fourth Circuit, the appeal was voluntarily dismissed on April 19, 2001. Most recently, on March 7, 2001, in Grinnell v. Brown & Williamson Tobacco Corp., a Texas state court jury returned a verdict in favor of Brown & Williamson.

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

     Juries have found for plaintiffs in five smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal; three others remain on appeal, of which damages have actually been paid in one. In February 1999, in Henley v. Philip Morris, Inc., a San

Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending. In the third case, Carter v. American Tobacco Co., the Florida Supreme Court, on November 22, 2000, reversed the ruling, in favor of Brown & Williamson, by the Florida Second District Court of Appeal, and reinstated the jury verdict against Brown & Williamson. On January 29, 2001, the Florida Supreme Court denied Brown & Williamson's request for a rehearing. According to press reports, Brown & Williamson paid approximately $1.09 million to the plaintiff on February 8, 2001, pending an appeal to the United States Supreme Court.

     Broin II Cases. As of April 20, 2001, approximately 3,054 lawsuits, referred to as the Broin II cases, have been filed, and are still pending, in Florida by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airline cabins. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Rather, under this order, they will be required only to prove that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye's ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. However, on January 12, 2001, the Third District Court of Appeal denied plaintiffs' motion to dismiss. Defendants-Appellants' initial brief was filed on January 26, 2001.

     On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of defendants, including RJR Tobacco.

     Class-Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class-action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in Illinois, Missouri, Ohio and Pennsylvania claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or who are the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 13 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. Most recently, on March 19, 2001, in Guillory v. American Tobacco Co., Inc., the United States District Court for the Northern District of Illinois refused to certify a class defined as "all Illinois residents who smoke or smoked cigarettes manufactured by defendants, who started smoking while a minor, who purchase or purchased cigarettes in Illinois and who desire to participate in a program designed to assist them in the cessation of smoking and/or monitor their medical condition to promote early detection of disease caused by, contributed, or exacerbated by cigarette smoking."

     Similarly, most state courts have refused to certify smoker class actions. Most recently, on December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed the trial court's denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. Plaintiffs filed a motion for leave to appeal the order denying certification to the New York Court of Appeals, the highest court in the state. The New York Court of Appeals dismissed plaintiffs' appeal on February 13, 2001. On January 30, 2001, in Badillo v. American Tobacco Co., Inc., the Nevada Supreme Court, in response to questions raised by a federal district court in Nevada, held that Nevada law does not recognize medical monitoring as a cause of action. The federal district court will consider this opinion in determining whether to certify the Badillo case, a purported class of casino workers exposed to environmental tobacco smoke, and several individual smoker class actions.

     Classes have been certified thus far in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Trial is scheduled to begin on June 18, 2001.

     Trial began on January 4, 2001 in Blankenship v. Philip Morris, Inc., a West Virginia state court medical monitoring class action. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, was held on February 19, 2001. On March 23, 2001, the judge denied the defendants' motion to decertify the class. Retrial of the Blankenship case is scheduled to begin September 5, 2001.

     On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California business statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a San Diego Superior Court granted in part plaintiffs' motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period," and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiffs' claims that defendants violated sec.17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs' common law claims was denied on April 10, 2000.

     Defendants, including RJR Tobacco, settled one class-action suit, Broin v. Philip Morris, Inc., in October 1997. The Florida Court of Appeal denied challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

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

     On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions in Engle, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and initiated the appeals process. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

     Although the bond statute referred to above is intended to apply to the Engle case, RJR Tobacco cannot predict the outcome of any possible challenges to the statute's validity. In addition, five states, Georgia, Kentucky, North Carolina, Oklahoma and Virginia have enacted legislation similar to the Florida statute referred to above.

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

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $676 million during the three months ended March 31, 2001 and $166 million during the three months ended March 31, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation adjustments.

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

     On January 21, 2001, the Canadian Province of British Columbia brought a second action in British Columbia Provincial Court. None of the U.S. tobacco manufacturers, including RJR Tobacco, has been served with process.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants' motion to dismiss the following counts of plaintiff's complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler's September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of April 20, 2001, approximately 19 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund
v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. Oral argument in the latter set of cases before the United States Court of Appeals for the District of Columbia was heard on February 21, 2001. No ruling has been made.

     On March 3, 2000, a New York state court granted motions to dismiss ten union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On September 26, 2000, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed a trial court's dismissal of an antitrust claim and found the remaining claims in the plaintiffs' complaint were too remote to permit recovery. Most recently, on March 21, 2001, a federal district court in Connecticut granted defendants' motion to dismiss in Connecticut Pipe Trades Health Fund v. Philip Morris, Inc.

     The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Native American tribes have filed similar health-care cost recovery cases -- four remain pending in tribal courts and two in federal court in each of New Mexico and Texas. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs' motion for class certification. On January 10, 2001, plaintiffs filed a request for dismissal with the court, which has yet to be approved. Trial in this matter had been scheduled to begin June 4, 2001. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. Plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.

     Groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These rulings were then upheld on appeal to the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff can pursue these claims.

     Other cost recovery suits have been brought by, among others, foreign countries, local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On December 14, 1999, a federal district court in Washington dismissed one such case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the dismissal by the trial court on February 22, 2001. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. On August 7,

2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia. In Obra Social de Empleados de la Marina Mercante v. American Tobacco Co., Inc., the Superior Court in Washington, D.C. granted defendants' motion to dismiss on January 13, 2001. Plaintiffs appealed the dismissal to the D.C. Court of Appeals where the case remains pending. Additionally, plaintiffs filed a separate action in the same court on March 23, 2001.

     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care and medical and other assistance paid by those foreign governments to their citizens. Of the 19 cases currently pending, 8 are pending in state court and 11 are pending in federal court. Eight of these cases have been transferred to, and are still pending before, the Judicial Panel on Multi-District Litigation in the federal court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, the Republic of the Marshall Islands has brought a health-care cost recovery lawsuit in the Marshall Islands against RJR Tobacco and other cigarette manufacturers. On February 22, 2001, the High Court of the Marshall Islands granted defendants' motions for summary judgment on all counts except the Consumer Protection Act. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     Finally, 14 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. Falise v. American Tobacco Co. was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. No date has yet been set for the retrial of this case. Other such cases pending in New York, Mississippi and California might go to trial in 2001.

     Antitrust Cases. Approximately 52 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, against United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Approximately 39 of these cases remain pending -- 8 in federal court and 31 in state courts. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs' claims of fraudulent concealment, claims concerning conduct outside the United States, and allegations relating to non-price conduct. On January 12, 2001, plaintiffs moved to replead their fraudulent concealment allegations. On January 23, 2001, the federal court certified a class of direct-purchaser plaintiffs. One state case was dismissed February 28, 2001. Discovery in all state cases, except Kansas, are being coordinated with the federal cases. Discovery on the federal cases ends July 31, 2001. Parties in the Kansas and Minnesota cases are awaiting a hearing on class certification.

     On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco's motion to transfer this action to the United States District Court for the Middle District of North Carolina. The suit alleges that RJR Tobacco's Every-Day-Low-Price merchandising program, which provides consumer discounts in retail establishments that choose to offer RJR Tobacco products as their lowest-priced cigarettes, is a violation of the Sherman Antitrust Act and New Jersey antitrust laws. The parties are in settlement negotiations.

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. Discovery is ongoing. On January 23, 2001, the court granted Cigarettes Cheaper!'s motion to amend its counterclaim to include a violation of the Sherman Act sec.1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco's motion to add a trademark dilution claim against Cigarettes Cheaper! was granted.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery is ongoing. Trial is scheduled to begin on July 8, 2002 in San Francisco, California.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia. On November 30, 2000, the court transferred the case to the United States District Court for the Middle District of North Carolina at the defendants' request. Plaintiffs allege that the defendants fixed the price of tobacco at auction. The court has ordered discovery on class issues only. The court will rule on class certification sometime after June 28, 2001.

     Scheduled Trials. RJR Tobacco is a defendant in two cases currently being tried. In Mehlman v. Philip Morris, Inc., an individual smoker case, trial began in state court in New Brunswick, New Jersey, on April 2, 2001. In a health care cost recovery action, Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc., trial began on March 19, 2001.

     Thirteen other non-Broin II cases in which RJR Tobacco is a defendant are currently scheduled for trial in the remainder of 2001. These cases include eight individual smoking and health cases, two asbestos contribution cases, one health-care cost recovery case and two medical monitoring class actions. Additionally, several Broin II cases are scheduled for trial in 2001.

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

     On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claimed, among other things, violations of the Lanham Act and breach of an alleged oral contract. On April 12, 2001, the parties reached an agreement to settle the matter. The related provision for settlement is included in the accompanying condensed consolidated financial statements.

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

OTHER CONTINGENCIES

     Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco Holdings Corp., referred to as Nabisco, from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities for the period prior to December 11, 2000.

     In connection with Philip Morris' acquisition by merger of Nabisco and RJR's subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH's and Nabisco's individual taxable income as if the parties had been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, RJR Acquisition Corp. would be responsible for satisfying them.

     In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of certain taxes with respect to the international tobacco business arising prior to the sale (other than as reflected on the closing balance sheet), (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR's or RJR Tobacco's employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses that may result, if any, RJR and RJR Tobacco may be required to indemnify Japan Tobacco in connection with these matters. A significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

NOTE 7 -- STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the three months ended March 31, 2001 were:

                                                            ACCUMULATED
                                                               OTHER       UNAMORTIZED                  TOTAL
                             COMMON   PAID-IN   RETAINED   COMPREHENSIVE   RESTRICTED    TREASURY   STOCKHOLDERS'   COMPREHENSIVE
                             STOCK    CAPITAL   EARNINGS       LOSS           STOCK       STOCK        EQUITY          INCOME
                             ------   -------   --------   -------------   -----------   --------   -------------   -------------
Balance at December 31,
  2000.....................    $1     $7,291     $1,481        $ (8)          $(41)       $(288)       $8,436
Net income.................    --         --        100          --             --           --           100           $100
                                                                                                                        ----
    Total comprehensive
      income...............                                                                                             $100
                                                                                                                        ====
Dividends..................    --         --        (79)         --             --           --           (79)
Stock options exercised....    --         33         --          --             --           --            33
Tax benefit on stock
  options exercised........    --         10         --          --             --           --            10
Restricted stock awarded...    --         15         --          --            (23)           8            --
Restricted stock
  amortization.............    --         --         --          --              6           --             6
Restricted stock
  forfeited................    --         --         --          --              1           (1)           --
Common stock repurchased...    --         --         --          --             --          (48)          (48)
                               --     ------     ------        ----           ----        -----        ------
Balance at March 31,
  2001.....................    $1     $7,349     $1,502        $ (8)          $(57)       $(329)       $8,458
                               ==     ======     ======        ====           ====        =====        ======

     During the three months ended March 31, 2001, certain employees and former employees exercised stock options that provided for the issuance of 1.2 million shares of common stock.

     Total comprehensive income for the three months ended March 31, 2001 and 2000 was $100 million and $80 million, respectively.

NOTE 8 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Certain debt securities of RJR are guaranteed by its wholly owned subsidiaries, RJR Tobacco and RJR Acquisition Corp. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                          ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ------   ----------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31,
  2001
Net sales...............................  $  --      $1,950          $ 10           $ (10)         $1,950
Cost of products sold...................     --         847            --             (10)            837
Selling, general and administrative
  expenses..............................     10         891           (76)             --             825
Amortization of trademarks and
  goodwill..............................     --          65            26              --              91
Interest and debt expense...............     35           3            --              --              38
Interest income.........................     --         (44)           (2)             --             (46)
Intercompany interest (income)
  expense...............................     (3)         89           (86)             --              --
Intercompany dividends..................   (180)         --            --             180              --
Other expense, net......................      4          --            --              --               4
                                          -----      ------          ----           -----          ------
     INCOME BEFORE INCOME TAXES.........    134          99           148            (180)            201
Provision for (benefit from) income
  taxes.................................    (14)         63            52              --             101
Equity income from subsidiaries.........    132          96            --            (228)             --
                                          -----      ------          ----           -----          ------
     NET INCOME.........................  $ 280      $  132          $ 96           $(408)         $  100
                                          =====      ======          ====           =====          ======
FOR THE THREE MONTHS ENDED MARCH 31,
  2000
Net sales...............................  $  --      $1,888          $ 16           $  --          $1,904
Cost of products sold...................     --         821             5              --             826
Selling, general and administrative
  expenses..............................      6         850           (67)             --             789
Amortization of trademarks and
  goodwill..............................     --          65            27              --              92
Interest and debt expense...............     43          --            --              --              43
Interest income.........................     --         (23)           (1)             --             (24)
Intercompany interest (income)
  expense...............................     (3)         97           (94)             --              --
Other expense, net......................      9          --            --              --               9
                                          -----      ------          ----           -----          ------
     INCOME (LOSS) BEFORE INCOME
       TAXES............................    (55)         78           146              --             169
Provision for (benefit from) income
  taxes.................................    (22)         58            53              --              89
Equity income from subsidiaries.........    113          96            --            (209)             --
                                          -----      ------          ----           -----          ------
     NET INCOME.........................  $  80      $  116          $ 93           $(209)         $   80
                                          =====      ======          ====           =====          ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                           ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           ------   ----------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Cash flows from operating activities.....   $134      $   35         $  77           $(180)         $   66
                                            ----      ------         -----           -----          ------
Cash flows from (used in) investing
  activities:
  Short-term investments.................     --        (201)           --              --            (201)
  Intercompany notes receivable..........      4          (8)          (83)             87              --
  Other, net.............................     --         (13)           --              --             (13)
                                            ----      ------         -----           -----          ------
     Net cash flows from (used in)
       investing activities..............      4        (222)          (83)             87            (214)
                                            ----      ------         -----           -----          ------
Cash flows from (used in) financing
  activities:
     Intercompany notes payable..........      6          81            --             (87)             --
     Dividends paid on common stock......    (79)       (180)           --             180             (79)
     Repurchase of common stock..........    (48)         --            --              --             (48)
     Proceeds from exercise of stock
       options...........................     35          --            --              --              35
                                            ----      ------         -----           -----          ------
     Net cash flows used in financing
       activities........................    (86)        (99)           --              93             (92)
                                            ----      ------         -----           -----          ------
Net change in cash and cash
  equivalents............................     52        (286)           (6)             --            (240)
Cash and cash equivalents at beginning of
  period.................................     14       2,424           105              --           2,543
                                            ----      ------         -----           -----          ------
Cash and cash equivalents at end of
  period.................................   $ 66      $2,138         $  99           $  --          $2,303
                                            ====      ======         =====           =====          ======
FOR THE THREE MONTHS ENDED MARCH 31, 2000
Cash flows from operating activities.....   $170      $  387         $  98           $  --          $  655
                                            ----      ------         -----           -----          ------
Cash flows from (used in) investing
  activities:
  Short-term investments.................     --         109             1              --             110
  Intercompany notes receivable..........      4          --          (106)            102              --
  Other, net.............................     (1)         (8)           --              --              (9)
                                            ----      ------         -----           -----          ------
     Net cash flows from (used in)
       investing activities..............      3         101          (105)            102             101
                                            ----      ------         -----           -----          ------
Cash flows from (used in) financing
  activities:
  Intercompany notes payable.............      4         100            (2)           (102)             --
  Repayments of long-term debt...........    (23)         --            --              --             (23)
  Dividends paid on common stock.........    (84)         --            --              --             (84)
  Repurchase of common stock.............    (70)         --            --              --             (70)
                                            ----      ------         -----           -----          ------
     Net cash flows from (used in)
       financing activities..............   (173)        100            (2)           (102)           (177)
                                            ----      ------         -----           -----          ------
Net change in cash and cash
  equivalents............................     --         588            (9)             --             579
Cash and cash equivalents at beginning of
  period.................................     --       1,062           115              --           1,177
                                            ----      ------         -----           -----          ------
Cash and cash equivalents at end of
  period.................................   $ --      $1,650         $ 106           $  --          $1,756
                                            ====      ======         =====           =====          ======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
MARCH 31, 2001
ASSETS
Cash and cash equivalents..............  $    66    $ 2,138         $   99         $     --       $ 2,303
Other current assets...................        4      2,295             63             (850)        1,512
Trademarks, net........................       --         --          2,849               --         2,849
Goodwill, net..........................       --      7,238             --               --         7,238
Intercompany notes receivable..........      137         13          4,186           (4,336)           --
Investment in subsidiaries.............   11,909      6,213             --          (18,122)           --
Other noncurrent assets................       67      1,413              6               --         1,486
                                         -------    -------         ------         --------       -------
     Total assets......................  $12,183    $19,310         $7,203         $(23,308)      $15,388
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,309         $   --         $     --       $ 1,309
Other current liabilities..............    1,270        852              8             (850)        1,280
Intercompany notes payable.............       60      4,276             --           (4,336)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      819        847          1,001               --         2,667
Stockholders' equity...................    8,458     11,928          6,194          (18,122)        8,458
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $12,183    $19,310         $7,203         $(23,308)      $15,388
                                         =======    =======         ======         ========       =======
DECEMBER 31, 2000
ASSETS
Cash and cash equivalents..............  $    14    $ 2,424         $  105         $     --       $ 2,543
Other current assets...................        7      2,221             54             (954)        1,328
Trademarks, net........................       --         --          2,875               --         2,875
Goodwill, net..........................       --      7,303             --               --         7,303
Intercompany notes receivable..........      141          5          4,103           (4,249)           --
Investment in subsidiaries.............   11,957      6,117             --          (18,074)           --
Other noncurrent assets................       69      1,429              6                1         1,505
                                         -------    -------         ------         --------       -------
     Total assets......................  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,394         $   --         $     --       $ 1,394
Other current liabilities..............    1,307        993             36             (954)        1,382
Intercompany notes payable.............       54      4,195             --           (4,249)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      815        843          1,009                1         2,668
Stockholders' equity...................    8,436     11,976          6,098          (18,074)        8,436
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $12,188    $19,499         $7,143         $(23,276)      $15,554
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

RESULTS OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
Net sales...................................................   $1,950            $1,904
Cost of products sold (*)...................................      837               826
Selling, general and administrative expenses................      825               789
                                                               ------            ------
Operating company contribution..............................   $  288            $  289
                                                               ======            ======

---------------

(*) $613 million and $552 million of ongoing settlement expense was recorded in cost of products sold for the three months ended March 31, 2001 and 2000, respectively.

     Net sales of $1.95 billion for the three months ended March 31, 2001 increased 2.4% over the first quarter of 2000. This increase was driven by favorable pricing of $184 million, resulting from price increases in the last half of 2000, partially offset by declining volume. RJR Tobacco's shipment volume for the quarter ended March 31, 2001 of 21.5 billion units, excluding Puerto Rico and certain other U.S. territories' volume of .3 billion units, decreased 6.6% from the quarter ended March 31, 2000, while industry volume decreased 3.7% to 98.5 billion units. Preliminary analysis indicates RJR Tobacco's shipment volume was negatively impacted by a decrease in trade inventory levels. Consumption for RJR Tobacco, and the industry, declined during the first quarter of 2001, and is expected to continue to decline through 2001, resulting in lower shipments for RJR Tobacco, and the industry, compared to last year.

     RJR Tobacco's full-price shipments represented 62.4% of its total shipments for the quarters ended March 31, 2001 and 2000, whereas industry-wide, full-price shipments represented 74.6% and 73.9% of total shipments for the quarters ended March 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001, RJR Tobacco's full-price and savings shipments decreased 6.6% and 6.5%, respectively, while the industry decreased 2.8% and 6.3%, respectively. Shipments of CAMEL, excluding the non-filter style, increased 1.2% for the quarter ended March 31, 2001 when compared with the quarter ended March 31, 2000. Shipments of base WINSTON, SALEM and DORAL decreased 6.3%, 11.4% and 9.4%, respectively, for the quarter ended March 31, 2001 when compared with the prior-year quarter.

     RJR Tobacco's retail share of market averaged 23.74% for the quarter ended March 31, 2001, an increase of .25 share points compared with the quarter ended March 31, 2000. Compared with the fourth quarter of 2000, RJR Tobacco's retail share of market declined .26 share points.

     CAMEL, RJR Tobacco's largest full-price brand, has grown over the past year. CAMEL's share of market, excluding the non-filtered style, was 5.31% during the first quarter of 2001, an increase of .42 share points compared with the first quarter of 2000. CAMEL's growth was supported by its "Pleasure to Burn" positioning, the continued strength of the Turkish Gold line extension and its creative and integrated marketing programs.

     Base WINSTON's retail share of 4.79% for the quarter ended March 31, 2001 was up .04 share points from its first quarter of 2000 share. WINSTON's "No Bull" image was enhanced by the January introduction of "No Bull, No Boundaries," a national promotion that offers adult smokers an opportunity to win an adventure of their choice.

     SALEM's share averaged 2.88% for the quarter ended March 31, 2001 compared with 3.06% for the quarter ended March 31, 2000. Management continues to evaluate the results in SALEM's ten emphasis markets, where full marketing support is in place, which averaged 3.62% share in the first quarter of 2001 compared with 3.68% in the prior-year quarter.

     The retail share of market for DORAL, the nation's best-selling savings brand, was 6.23% for the quarter ended March 31, 2001, down .04 share points from the comparable prior-year period in a highly competitive marketplace. The brand's refined retail pricing promotions and "Imagine Getting More" positioning continues to appeal to adult smokers interested in value-added products, innovative packaging and interactive programs.

     RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area in April 2000 through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. ECLIPSE is a cigarette that primarily heats rather than burns tobacco, greatly reducing second-hand smoke, while leaving no ashes, visible stains or lingering odor. Additionally, RJR Tobacco announced that while it makes no claims that ECLIPSE presents less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with other cigarettes. RJR Tobacco is continuing to evaluate the test market results.

     Cost of products sold of $837 million in the first quarter of 2001 increased $11 million from the first quarter of 2000, primarily due to an increase in ongoing settlement costs, partially offset by lower costs related to decreased volume.

     Selling, general and administrative expenses of $825 million for the first quarter of 2001 increased $36 million from the comparable prior-year quarter. This change over the prior-year period was primarily due to increased promotional expense, composed mainly of retail discounting.

     Operating company contribution, an alternative performance measure, was level with the prior-year period due to the factors discussed above.

     Interest and debt expense of $38 million in the first quarter of 2001 decreased $5 million from the first quarter of 2000 reflecting lower debt balances.

     Interest income increased $22 million from the prior-year quarter, primarily reflecting higher cash balances partially offset by lower interest rates.

     Other expense, net decreased $5 million for the quarter ended March 31, 2001 from the prior-year quarter. This change was primarily due to foreign exchange losses realized during the first quarter of 2000 on debt denominated in foreign currencies. All debt denominated in foreign currencies was retired in 2000.

     Provision for income taxes was $101 million, or an effective rate of 50.2%, in the first quarter of 2001 compared to $89 million, or an effective rate of 52.7%, recorded in the first quarter of 2000. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the MSA with attorneys general for most U.S. states, territories and possessions and other existing settlement agreements, to fund its capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to RJR stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., a portion of which is funding RJR's current share repurchase program. RJR and RJR Tobacco cannot predict their cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and make no assurance that they will be able to meet all of those requirements.

Cash Flows

     Net cash flows from operating activities were $66 million in the first three months of 2001 and $655 million in the comparable 2000 period. This decrease primarily reflects increased cash payments for tobacco settlements and marketing, in addition to higher inventory levels, partially offset by increased revenues from higher pricing. Net cash flows used in investing activities were $214 million in the first three months of 2001 compared with net cash inflows of $101 million in the prior-year period. This change is primarily due to investments in short-term securities in the first quarter of 2001, while in the first quarter of 2000 proceeds were received from the maturity of short-term investments. Cash flows used in financing activities were $92 million and $177 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in funds used was primarily due to proceeds received from the exercise of stock options, lower long-term debt repayments and lower common stock repurchases.

     On December 12, 2000, RJR's board of directors authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum aggregate cost of $350 million, to enhance stockholder value. The program is funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. Under this authorization, RJR repurchased 890,000 shares with an aggregate cost of $48 million during the first quarter of 2001 resulting in a cumulative total for this program of 2,934,900 shares with a total cost of $150 million as of April 20, 2001.

     From November 1999 through March 31, 2001, cumulative repurchases under all programs were 12,133,139 shares with an aggregate cost of $334 million, and through April 20, 2001, cumulative repurchases of all programs were 12,848,139 shares with an aggregate cost of $375 million. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee benefit plans, are included in treasury stock in RJR's condensed consolidated balance sheets.

Debt

     RJR entered into a $1.235 billion revolving credit facility with a syndicate of banks effective May 18, 1999, as amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount will remain at $1.235 billion until November 2001, at which time the committed amount will be reduced to $622 million through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and, as of November 17, 2000, RJR Acquisition Corp. have guaranteed RJR's obligations under this revolving credit facility. If RJR's senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, RJR's other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not generally required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At March 31, 2001, RJR had $192 million in letters of credit and no borrowings outstanding under the facility, with the remaining $1.043 billion of the facility available for borrowing.

     RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at March 31, 2001.

     RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7 3/8% due 2003, $500 million in principal amount at 7 3/4% due 2006 and $200 million in principal amount at 7 7/8% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. Any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility, as amended and restated, will also be required to guarantee these notes. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they will also be required to pledge their assets to secure these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at March 31, 2001.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of the date of this filing, no debt securities have been issued under this registration statement.

     On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9 1/2% junior subordinated debentures, due in 2047, redeemable by RJR on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying condensed consolidated balance sheets. The trust holds certain U.S. Government Obligations maturing at such times and in such amounts sufficient to pay interest and redemption principal.

     As of March 31, 2001, RJR also had $404 million of public notes, at fixed interest rates of 6.8% through 10%, due in 2001 through 2013.

Dividends

     Since the third quarter of 1999, the board of directors of RJR has declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis. On January 31, 2001, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on April 2, 2001 to stockholders of record as of March 9, 2001.

Capital Expenditures

     Capital expenditures were $13 million and $11 million for the quarters ended March 31, 2001 and 2000, respectively. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco. RJR Tobacco plans to spend $70 million to $80 million for capital expenditures during 2001 funded primarily by cash flows from operations. There were no material long-term commitments for capital expenditures as of March 31, 2001.

Litigation and Settlements

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates, including RJR Tobacco, or indemnitees, see Part II -- Other Information, Item 1 -- Legal Proceedings and note 6 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations or cash flows in particular quarterly or annual periods could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 6 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $676 million during the three months ended March 31, 2001 and $166 million during the three months ended March 31, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation adjustments. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

     The advertising, sale and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, several state governments are considering increasing their excise taxes on cigarettes, and the U.S. Congress is considering legislation regarding regulation by the U.S. Food and Drug Administration of the manufacture and sale of cigarettes and implementation of a national standard for "fire-safe" cigarettes. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

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

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. This decision was upheld by the Court of Appeals for the First Circuit. In September 2000, the district court permanently enjoined enforcement of the law and issued a judgment in favor of the cigarette manufacturers. Massachusetts has appealed to the Court of Appeals for the First Circuit and oral argument is scheduled for May 10, 2001.

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

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations go beyond those required by the MSA. RJR Tobacco is challenging regulations that prohibit point-of-sale advertising less than five feet above ground in any retail outlet that is not limited to adults only. RJR Tobacco also is challenging the regulation that bans all cigarette advertising (other than a black-and-white sign reading "Tobacco Products Sold Here") visible within 1,000 feet of any public playground, public park or school. This provision would effectively ban outdoor advertising in all but the most rural areas of the state. The district court ruled against the industry on January 25, 2000, and the U.S. Court of Appeals for the First Circuit affirmed. The U.S. Supreme Court granted the industry's petition for writ of certiorari on January 8, 2001, and on April 25, 2001, heard arguments on pre-emption and First Amendment challenges to the Massachusetts regulations. RJR Tobacco is awaiting the Court's decision.

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

     For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnities, see Part II -- Other Information, Item 1 -- Legal Proceedings and note 6 to the condensed consolidated financial statements.

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

     For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or indemnitees, see note 6 to the condensed consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, RJR adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. In the accompanying income statements, as provided in EITF No. 00-14, certain costs historically included in selling, general and administrative expenses are now classified in cost of products sold or as reductions of net sales. Prior period amounts have been reclassified for comparative purposes.

     Additionally, this change in accounting principle shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change decreased net income $6 million, or $.06 per basic and diluted share, in the first quarter of 2001. If this accounting change had been applied during 2000, the pro forma net income during the first quarter of 2000 would have been $79 million, or $.76 per basic and diluted share. The adoption of EITF No. 00-14 had no impact on RJR's annual net income or cumulative earnings.

     As of January 1, 2001, RJR adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No.
138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives would be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, had no impact on RJR's financial position or results of operations.
                             ---------------------

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

     RJR uses the value-at-risk model to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates. The computation assumes a 95% confidence level under normal market conditions. RJR believes that near term changes, if any, in interest rates will not have a material impact on its future earnings, fair values or cash flows, based on the historical movements in interest rates and the fair value of market-rate sensitive instruments at March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2001, 34 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 36 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On March 31, 2001, there were 1,662 active cases pending, of which approximately 1,200 of these cases are pending in West Virginia state court as a consolidated action, as compared with 536 on March 31, 2000 and 647 on March 31, 1999. As of April 20, 2001, 1,661 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,658 in the United States; 1 in the Marshall Islands; and 2 in Puerto Rico. The U.S. case number does not include the 3,054 Broin II cases pending as of April 20, 2001, which are discussed in note 6 to the condensed consolidated financial statements.

     The U.S. cases, exclusive of the Broin II cases, are pending in 37 states and the District of Columbia. The breakdown is as follows: 1,233 in West Virginia; 102 in New York; 56 in Florida; 55 in California; 34 in Louisiana; 20 in the District of Columbia; 18 in Mississippi; 12 in New Jersey; 11 in each of Iowa and Texas; 9 in each of Alabama and Missouri; 8 in Pennsylvania; 7 in each of Georgia, Illinois and New Mexico; 6 in each of Nevada and Tennessee; 5 in Michigan; 4 in each of Massachusetts, Minnesota, New Hampshire and North Carolina; 3 in each of Indiana, North Dakota and Wisconsin; 2 in each of Arizona, Connecticut, Kansas, South Dakota and Washington; and 1 in each of Hawaii, Maine, Ohio, Oklahoma, Oregon, South Carolina and Utah. Of the 1,658 active U.S. cases, 136 are pending in federal court, 1,518 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.
                             ---------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   3.2    Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by
          reference to Exhibit 4.2 to Registrant's Registration
          Statement on Form S-8, filed April 27, 2001).
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings Before Fixed
          Charges for each of the five years within the period ended
          December 31, 2000 and for the three months ended March 31,
          2001.

(B) REPORTS ON FORM 8-K

     During the quarter ended March 31, 2001, RJR filed no reports on Form 8-K.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/ KENNETH J. LAPIEJKO
                                          --------------------------------------
                                          Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: May 1, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   3.2    Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by
          reference to Exhibit 4.2 to Registrant's Registration
          Statement on Form S-8, filed April 27, 2001).
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings Before Fixed
          Charges for each of the five years within the period ended
          December 31, 2000 and for the three months ended March 31,
          2001.