Form 10-Q
period 2001-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2001-08-01
CIK 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 97,744,507 shares of common stock, par value $.01 per share, as of July 20, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Income
         (Unaudited) -- Three and Six Months Ended June 30, 2001 and
         2000........................................................    3
         Condensed Consolidated Statements of Cash Flows
         (Unaudited) -- Six Months Ended June 30, 2001 and 2000......    4
         Condensed Consolidated Balance Sheets -- June 30, 2001
         (Unaudited) and December 31, 2000...........................    5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   28

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   36

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   37

Item 4.  Submission of Matters to a Vote of Security Holders.........   38

Item 6.  Exhibits and Reports on Form 8-K............................   38

Signature............................................................   39

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE      FOR THE SIX
                                                               MONTHS ENDED      MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               2001     2000     2001     2000
                                                              ------   ------   ------   ------
NET SALES*..................................................  $2,269   $2,053   $4,219   $3,957
Costs and expenses:
  Cost of products sold*....................................     976      885    1,813    1,711
  Selling, general and administrative expenses..............     936      831    1,761    1,620
  Tobacco settlement and related expenses...................      --       (3)      --       (3)
  Amortization of trademarks and goodwill...................      90       91      181      183
                                                              ------   ------   ------   ------
     OPERATING INCOME.......................................     267      249      464      446
Interest and debt expense...................................      38       43       76       86
Interest income.............................................     (32)     (21)     (78)     (45)
Other expense, net..........................................       4        7        8       16
                                                              ------   ------   ------   ------
     INCOME BEFORE INCOME TAXES.............................     257      220      458      389
Provision for income taxes..................................     130      111      231      200
                                                              ------   ------   ------   ------
     NET INCOME.............................................  $  127   $  109   $  227   $  189
                                                              ======   ======   ======   ======
BASIC NET INCOME PER SHARE..................................  $ 1.29   $ 1.08   $ 2.28   $ 1.84
                                                              ======   ======   ======   ======
DILUTED NET INCOME PER SHARE................................  $ 1.26   $ 1.07   $ 2.24   $ 1.84
                                                              ======   ======   ======   ======
DIVIDENDS DECLARED PER SHARE................................  $ .775   $ .775   $ 1.55   $ 1.55
                                                              ======   ======   ======   ======

---------------

* Excludes excise taxes of $405 million and $419 million for the three months ended June 30, 2001 and 2000, respectively, and $767 million and $810 million for the six months ended June 30, 2001 and 2000, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                2001            2000
                                                              --------        --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  227          $  189
  Adjustments to reconcile to net cash flows from (used in)
     operating activities:
     Depreciation and amortization..........................      246             244
     Deferred income tax benefit............................      (51)            (12)
     Changes in other working capital items, net............      (47)            (57)
     Changes in tobacco settlement and related accruals.....      109              69
     Other, net.............................................       27             (12)
                                                               ------          ------
     Net cash flows from operating activities...............      511             421
                                                               ------          ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Short-term investments....................................     (203)            110
  Capital expenditures......................................      (25)            (24)
  Other, net................................................      (13)              4
                                                               ------          ------
     Net cash flows from (used in) investing activities.....     (241)             90
                                                               ------          ------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments of long-term debt..............................      (48)            (27)
  Dividends paid on common stock............................     (158)           (164)
  Repurchase of common stock................................     (238)           (115)
  Proceeds from exercise of stock options...................       41               8
                                                               ------          ------
     Net cash flows used in financing activities............     (403)           (298)
                                                               ------          ------
Net change in cash and cash equivalents.....................     (133)            213
Cash and cash equivalents at beginning of period............    2,543           1,177
                                                               ------          ------
Cash and cash equivalents at end of period..................   $2,410          $1,390
                                                               ======          ======
Income taxes paid, net of refunds...........................   $   19          $  154
Interest paid...............................................   $   70          $   69
Tobacco settlement and related expense payments.............   $1,170          $1,072

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,410       $ 2,543
  Short-term investments....................................        203            --
  Accounts and notes receivable, net........................        101           100
  Inventories...............................................        653           588
  Deferred income taxes.....................................        495           459
  Prepaid excise taxes and other............................        110           181
                                                                -------       -------
          Total current assets..............................      3,972         3,871
Property, plant and equipment, net..........................      1,040         1,048
Trademarks, net.............................................      2,824         2,875
Goodwill, net...............................................      7,173         7,303
Other assets and deferred charges...........................        520           457
                                                                -------       -------
                                                                $15,529       $15,554
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    82       $    80
  Tobacco settlement and related accruals...................      1,506         1,394
  Accrued liabilities.......................................      1,234         1,229
  Current maturities of long-term debt......................         25            73
                                                                -------       -------
          Total current liabilities.........................      2,847         2,776
Long-term debt (less current maturities)....................      1,674         1,674
Deferred income taxes.......................................      1,847         1,856
Long-term retirement benefits...............................        555           543
Other noncurrent liabilities................................        275           269
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 113,925,654 in 2001 and
     112,563,918 in 2000)...................................          1             1
  Paid-in capital...........................................      7,359         7,291
  Retained earnings.........................................      1,552         1,481
  Accumulated other comprehensive loss -- cumulative minimum
     pension liability adjustment...........................         (8)           (8)
  Unamortized restricted stock..............................        (52)          (41)
                                                                -------       -------
                                                                  8,852         8,724
  Treasury stock, at cost (shares: 15,274,629 in 2001 and
     11,299,092 in 2000)....................................       (521)         (288)
                                                                -------       -------
          Total stockholders' equity........................      8,331         8,436
                                                                -------       -------
                                                                $15,529       $15,554
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

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current presentation. All dollar amounts are in millions unless otherwise noted.

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

Cash Equivalents and Short-Term Investments

     Cash equivalents are held primarily in money market funds, commercial paper and time deposits, in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity or, in certain instances, available-for-sale securities. Management determines the appropriate classification of cash equivalents and short-term investments at the time of purchase and reassesses the classification at each reporting date. Short-term investments include investment pools that are classified and accounted for as available-for-sale securities.

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

Recently Adopted Accounting Pronouncements

     Effective January 1, 2001, RJR Tobacco adopted the Emerging Issues Task Force's Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. In the accompanying income statements, as provided in EITF No. 00-14, certain costs historically included in selling, general and administrative expenses are now classified in cost of products sold or as reductions of net sales. Prior period amounts have been reclassified for comparative purposes.

     Additionally, this change in accounting principle shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change decreased net income $3 million, or $.03 per basic and diluted share, for the three months ended June 30, 2001 and decreased net income $9 million, or $.09 per basic and diluted share, for the six months ended June 30, 2001. If this accounting change had been applied during 2000, the pro forma net income for the three months ended June 30, 2000 would have been $119 million, or $1.17 per basic and diluted share, and the pro forma net income for the six months ended June 30, 2000 would have been $198 million, or $1.93 per basic and diluted share. The adoption of EITF No. 00-14 had no impact on RJR Tobacco's annual net income or cumulative earnings.

     As of January 1, 2001, RJR adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, had no impact on RJR's financial position or results of operations.

     At June 30, 2001, RJR Tobacco held a forward contract with a fair value of $5.7 million and a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. For the quarter ended June 30, 2001, the hedge was determined to be an effective foreign currency cash flow hedge and, accordingly, no gain or loss was realized. The unrealized mark-to-market loss was insignificant.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which will be effective for RJR as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. RJR Tobacco's management estimates that the adoption of SFAS No. 142 will result in the elimination of annual amortization expense related to goodwill and trademarks in the amount of $362 million, or $322 million after-tax; however, the impact of related impairment, if any, on RJR Tobacco's financial position or results of operations has not been determined.

     In April 2001, the EITF reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective no later than periods beginning after December 15, 2001. EITF No. 00-25 requires that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon adoption, RJR Tobacco will characterize the applicable costs, which are expected to be significant, as a reduction of net sales rather than as selling, general and administrative expenses and will reclassify prior period amounts presented for comparative purposes. The adoption of EITF No. 00-25 will not impact RJR Tobacco's financial position, operating income or net income.

NOTE 2 -- INCOME PER SHARE

     The components of the calculation of income per share were:

                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   -------------------
                                                  2001        2000        2001       2000
                                                ---------   ---------   --------   --------
Net income....................................  $    127    $    109    $    227   $    189
                                                ========    ========    ========   ========
Basic weighted average shares, in thousands...    98,704     101,375      99,473    102,442
  Effect of dilutive potential shares:
     Options..................................     1,499          --       1,555         --
     Restricted stock.........................       464         284         387        156
                                                --------    --------    --------   --------
Diluted weighted average shares, in
  thousands...................................   100,667     101,659     101,415    102,598
                                                ========    ========    ========   ========

     Outstanding shares of restricted stock of 1.7 million and 1.6 million were excluded from the share calculation for the three and six months ended June 30, 2001, respectively, and 1.6 million were excluded for the three and six months ended June 30, 2000, as the related vesting provisions had not been met.

NOTE 3 -- SHORT-TERM INVESTMENTS

     As of June 30, 2001, short-term investments classified as available-for-sale included $104 million of commercial paper, $61 million of federal agency securities and $38 million of federal agency discount notes. Contractual maturities of these securities averaged less than one year as of June 30, 2001. Unrealized holding gains and losses of available-for-sale securities as of June 30, 2001 were not significant and, accordingly, the amortized cost of these securities approximated fair value. Realized gains and losses for available-for-sale securities for the three and six months ended June 30, 2001 were not significant. There were no available-for-sale securities during 2000.

NOTE 4 -- INVENTORIES

     The major components of inventories were:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Leaf tobacco................................................    $520         $509
Raw materials...............................................      26           26
Work in process.............................................      58           49
Finished products...........................................     116          103
Other.......................................................      27           26
                                                                ----         ----
Total.......................................................     747          713
Less LIFO allowance.........................................      94          125
                                                                ----         ----
                                                                $653         $588
                                                                ====         ====

NOTE 5 -- TOBACCO SETTLEMENT AND RELATED EXPENSES

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for tobacco settlement and related expenses, of which $151 million was for employee severance and related benefits. During the six months ended June 30, 2001, $5 million of this reserve was utilized for employee severance and related benefits, resulting in a reserve balance of $2 million. Cash expenditures related to the termination of employees are expected to be $77 million, of which $75 million has been paid as of June 30, 2001.

NOTE 6 -- CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the second quarter of 2001, 47 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 29 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On June 30, 2001, there were 1,680 active cases pending, including approximately 1,200 cases pending in West Virginia state court as a consolidated action, as compared with 535 on June 30, 2000 and 620 on June 30, 1999. As of July 20, 2001, 1,680 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,677 in the United States; 1 in the Marshall Islands; and 2 in Puerto Rico. The U.S. case number does not include the 2,998 Broin II cases pending as of July 20, 2001, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia. The breakdown is as follows: 1,233 in West Virginia; 104 in New York; 74 in Florida; 51 in California; 31 in Louisiana; 29 in Mississippi; 21 in the District of Columbia; 13 in Texas; 12 in Iowa; 10 in New Jersey; 9 in Alabama; 8 in each of Missouri and Tennessee; 7 in Georgia; 6 in each of Illinois, New Mexico and Nevada; 4 in each of Massachusetts, Michigan, New Hampshire and Pennsylvania; 3 in each of Arizona, Connecticut, Minnesota, North Carolina, North Dakota, Washington and Wisconsin; 2 in each of Indiana, Kansas and South Dakota; 1 in each of Hawaii, Maine, Ohio, Oklahoma, Oregon and Utah. Of the 1,677 active U.S. cases, 146 are pending in federal court, 1,527 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,677 active cases in the United States, six cases, plus the 2,998 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-two cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of "light" and "ultra light" cigarettes claiming to have been defrauded and seeking to recover their costs and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 73 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Twenty-two cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

     Defenses. The defenses raised by RJR Tobacco and/or its affiliates, including RJR, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named.

     Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. Plaintiff failed to perfect his appeal by submitting his brief and record by June 22, 2001. Unless plaintiff moves, within a specified time, to the Appellate Division of the New York Supreme Court for additional time to perfect the appeal, the Appellate Division will dismiss the appeal as abandoned. In Nunnally
v. R. J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiffs' motion for judgment notwithstanding the verdict, or in the alternative, for a new trial was denied, and plaintiffs appealed to the Mississippi Supreme Court. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. In Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco on January 30, 2001. The trial of this case continued, and the jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001. Although plaintiff appealed the final judgment to the United States Court of Appeals for the Fourth Circuit, the appeal was voluntarily dismissed on April 19, 2001. On March 7, 2001, in Grinnell v. Brown & Williamson Tobacco Corp., a Texas state court jury returned a verdict in favor of Brown & Williamson. On May 16, 2001, a state court jury in New Jersey returned a verdict in favor of RJR Tobacco and Philip Morris in Mehlman v. Philip Morris, Inc.

     RJR Tobacco has prevailed in all individual smoker cases that have gone to trial except two. In Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and Philip Morris have appealed. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco's motion for a new trial. The plaintiff has appealed the new trial ruling.

     Juries have found for plaintiffs in six smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal; three others remain on appeal or in the post-verdict stage; and damages have been paid in one case. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. Philip Morris has filed motions to reduce the damages, for judgment notwithstanding the verdict or for a new trial. Finally, in Carter v. American Tobacco Co., the Florida Supreme Court, on November 22, 2000, reinstated the jury verdict against Brown & Williamson. On January 29, 2001, the Florida Supreme Court denied Brown & Williamson's request for a rehearing. According to press reports, Brown & Williamson paid approximately $1.09 million to the plaintiff on February 8, 2001. On June 29, 2001, the U.S. Supreme Court declined to review the case, thus leaving the jury verdict intact.

     Broin II Cases. As of July 20, 2001, approximately 2,998 lawsuits, referred to as the Broin II cases, are pending in Florida by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, they will be required only to prove that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye's ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. However, on January 12, 2001, the Third District Court of Appeal denied plaintiffs' motion to dismiss. The appeal is currently in the briefing phase.

     On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco.

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

     Few smoker class-action complaints have been certified, or if certified, have survived on appeal. All 13 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On March 19, 2001, in Guillory v. American Tobacco Co., Inc., the United States District Court for the Northern District of Illinois refused to certify a class defined as "all Illinois residents who smoke or smoked cigarettes manufactured by defendants, who started smoking while a minor, who purchase or purchased cigarettes in Illinois and who desire to participate in a program designed to assist them in the cessation of smoking and/or monitor their medical condition to promote early detection of disease caused by, contributed, or exacerbated by cigarette smoking." On May 17, 2001, in Brown v. Philip Morris, Inc., the United States Court of Appeals for the Third Circuit affirmed the trial court's dismissal of a proposed class action alleging the violation of civil rights by the targeting of "African-American smokers." Most recently, on June 29, 2001, the United States District Court for the

District of Nevada denied plaintiffs' motions for class certification in three cases involving casino workers exposed to environmental tobacco smoke and one case involving smokers with injuries allegedly caused by smoking. The four cases, which were consolidated for class certification purposes, are: (1) Badillo v. American Tobacco Co., Inc.; (2) Christensen v. Philip Morris Cos., Inc.; (3) Dienno v. Liggett Group, Inc.; and (4) Selcer v. R. J. Reynolds Tobacco Co.

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

     Classes have been certified thus far in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Jury selection began on June 18, 2001.

     Trial began on January 4, 2001 in Blankenship v. Philip Morris, Inc., a West Virginia state court medical monitoring class action. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, was held on February 19, 2001. On March 23, 2001, the judge denied the defendants' motion to decertify the class. The retrial of this case is scheduled to begin on September 5, 2001.

     On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California business statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Discovery is ongoing, and trial has been set for May 14, 2002. On April 11, 2001, in Brown v. American Tobacco Co., Inc., a San Diego Superior Court granted in part plaintiffs' motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants' cigarettes "during the applicable time period," and who were exposed to defendants' marketing and advertising activities in California. Certification was granted as to plaintiffs' claims that defendants violated sec. 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs' common law claims was denied on April 10, 2000.

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

     On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions in Engle, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000 and intended to apply to the Engle case, and initiated the appeals process. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

     On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution that is in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, nine other states, Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute.

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

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.2 billion during the six months ended June 30, 2001 and $1.1 billion during the six months ended June 30, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by

RJR Tobacco, RJR Tobacco's market share and inflation adjustments. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped.

     There are six actions pending against RJR Tobacco alleging various violations of the MSA. Four states allege that the posting of signage advertising RJR Tobacco's brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted; one state alleges that RJR Tobacco's purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise; and one state has alleged that the publications in which RJR Tobacco places advertising evidences the direct or indirect targeting of youth, which is prohibited by the MSA. RJR Tobacco believes it has meritorious defenses to each of these actions.

     On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys' general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 21, 2001, the Canadian Province of British Columbia brought a second action in British Columbia Provincial Court. None of the U.S. tobacco manufacturers, including RJR Tobacco, have been served with process.

     On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government seeks to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering "enterprise." On December 27, 1999, defendants filed a motion to dismiss all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants' motion to dismiss the following counts of plaintiff's complaint: (1) Medical Care Recovery Act claim and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler's September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act. On July 22, 2001, Judge Kessler reaffirmed that the plaintiff does not have any valid claims against the defendants under the Medical Care Recovery Act or the federal government's Medicare Secondary Payer provisions.

     In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned. Trial has been scheduled for July 2003. RJR Tobacco remains confident that the federal lawsuit has no merit.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of July 20, 2001, approximately 18 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     On March 29, 1999, in the first of these cases to be considered by a federal court of appeals, Steamfitters Local Union 420 v. Philip Morris, Inc., the United States Court of Appeals for the Third Circuit affirmed a district court ruling dismissing the case on remoteness grounds. Since then, the U.S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth and Eleventh Circuits have all ruled in favor of the industry in similar union cases. On January 10, 2000, the United States Supreme Court denied petitions for certiorari filed in cases from the Second, Third and Ninth Circuits.

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and have proceeded or may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., discussed below. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. On May 22, 2001, the United States Court of Appeals for the District of Columbia reversed the federal district court's ruling that denied in part defendants' motion to dismiss, and affirmed the portion of the ruling that dismissed the bulk of plaintiffs' claims in these cases. The result of the D.C. Circuit's ruling is that all claims in these cases are dismissed. In the same opinion, the court reversed the district court's ruling that denied defendants' motion to dismiss the RICO and fraud claims in Sheet Metal Workers Trust Fund v. Philip Morris, Inc. In addition, the court also affirmed the dismissal of three foreign government lawsuits -- Nicaragua, Guatemala and the Ukraine, discussed below.

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

     On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law and RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on two claims under a New York state deceptive business practices statute -- one for less than $17.8 million and one for slightly more than $11.8 million. RJR Tobacco's portion of these amounts is $6.6 million and $4.4 million, respectively. Under New York law, the plaintiff cannot recover both amounts, but must designate which verdict it chooses. The jury did not award punitive damages. RJR Tobacco will appeal the adverse verdict on the New York state law claim.

     Native American tribes have filed similar health-care cost recovery cases -- four remain pending in tribal courts; two others are pending in federal courts in New Mexico and Texas. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs' motion for class certification. On January 10, 2001, the plaintiffs voluntarily dismissed the action. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. On July 16, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the federal district court's dismissal.

     Other cost recovery suits have been brought by local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On December 14, 1999, a federal district court in Washington dismissed one such case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the dismissal by the trial court on February 22, 2001. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. Defendants' motion to dismiss the case is pending.

     A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. Of the 33 cases currently pending, 6 are pending in state court and 27 are pending in federal court. Eleven of these cases have been transferred to, and are still pending before, the Judicial Panel on Multi-District Litigation in the federal court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, the Republic of the Marshall Islands brought a health-care cost recovery lawsuit in the Marshall Islands against RJR Tobacco and other cigarette manufacturers. On February 22, 2001, the High Court of the Marshall Islands granted defendants' motions for summary judgment on all counts except the Consumer Protection Act. The parties stipulated to a dismissal of the remaining claim on May 18, 2001. Final judgment was entered on June 4, 2001. Thereafter, on June 27, 2001, the Marshall Islands appealed to the Supreme Court of the Marshall Islands. On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia. In Obra Social de Empleados de la Marina Mercante v. American Tobacco Co., Inc., the Superior Court in Washington, D.C. granted defendants' motion to dismiss on January 13, 2001. Plaintiffs appealed the dismissal to the D.C. Court of Appeals. Additionally, plaintiffs filed a separate action in the same court on March 23, 2001 which remains pending. On May 22, 2001, the United States Court of Appeals for the District of Columbia affirmed the federal district court's dismissal in the following three matters:
(1) Guatemala v. Tobacco Institute, Inc. (a non-RJR Tobacco action); (2) Nicaragua v. Liggett Group, Inc. (another non-RJR Tobacco case); and (3) Ukraine
v. American Brands, Inc. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     Finally, 22 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of these lawsuits, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. The retrial of the Falise case had been scheduled to begin on September 4, 2001; however, the parties stipulated to a dismissal with prejudice on June 29, 2001. On May 24, 2001, a Mississippi state court judge dismissed all claims by Owens-Corning in a lawsuit similar to Falise. It is likely that Owens-Corning will appeal the judge's ruling. Similar cases remain pending in New York, Mississippi and California.

     Antitrust Cases. Approximately 41 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, against United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Thirty-eight of these cases remain pending -- 7 in federal court and 31 in state courts. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial in the United States District Court for the Northern District of Georgia. On November 30, 2000, that court dismissed plaintiffs' claims of fraudulent concealment, claims concerning conduct outside the United States, and allegations relating to non-price conduct. The court again dismissed the fraudulent concealment claims on June 19, 2001, after plaintiffs attempted to replead them. On January 23, 2001, the federal court certified a class of direct-purchaser plaintiffs. At the state level, the Arizona case was dismissed on February 28, 2001, and plaintiffs filed a notice of appeal on May 30, 2001. Discovery in all remaining state cases, except Kansas, is being coordinated with the federal cases. Discovery in the federal cases ends July 31, 2001. Parties in the Kansas and Minnesota cases are awaiting rulings on class certification.

     On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the United States District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco's motion to transfer this action to the United States District Court for the Middle District of North Carolina. The suit alleges that RJR Tobacco's Every-Day-Low-Price merchandising program, which provides consumer discounts in retail establishments that choose to offer RJR Tobacco products as their lowest-priced cigarettes, is a violation of the Sherman Antitrust Act and New Jersey antitrust laws. Liggett dismissed its complaint without prejudice on May 4, 2001. RJR Tobacco paid no money to Liggett, and RJR Tobacco will continue its merchandising program, which it believes is lawful.

     In A.D. Bedell Wholesale Co. v. Philip Morris, Inc., filed on April 13, 1999 in the United States District Court for the Western District of Pennsylvania, a cigarette wholesaler alleged that the MSA restricts cigarette output and otherwise restrains trade in violation of the Sherman Act. On March 22, 2000, the district court entered an order granting defendants' motion to dismiss counts I and II of the complaint, denying defendants' motion to dismiss count III, and denying as moot plaintiffs' motion for partial summary judgment. On April 11, 2000, the plaintiffs and defendant Philip Morris, the only defendant to which count III applied, filed a consent order dismissing count III of the amended complaint. On April 18, 2000, plaintiffs appealed the dismissal of counts I and II to the United States Court of Appeals for the Third Circuit. On June 19, 2001, the Third Circuit affirmed the district court's dismissal of counts I and II, ruling that tobacco companies that entered into the MSA, including RJR Tobacco, were immune from potential antitrust liability that was alleged to arise out of the MSA. The finding of antitrust immunity is consistent with that of all other federal courts that have considered antitrust challenges to the MSA. The plaintiffs filed a petition for rehearing and suggestion for rehearing en banc on July 2, 2001.

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!'s motion to amend its counterclaim to include a violation of the Sherman Act sec. 1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco's motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco's motion to strike with prejudice several of Cigarettes Cheaper!'s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export;
(2) RJR Tobacco's "No Bull" advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. The court is expected to set a schedule on expert discovery and dispositive motions on August 17, 2001.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery is ongoing. Trial is scheduled to begin on July 8, 2002 in San Francisco, California.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, and others in the United States District Court for the District of Columbia. On November 30, 2000, the court transferred the case to the United States District Court for the Middle District of North Carolina at the defendants' request. Plaintiffs allege that the defendants fixed the price of tobacco at auction. The court has ordered discovery on class issues only. The court is expected to rule on class certification sometime in the third quarter of 2001.

     Scheduled Trials. RJR Tobacco is a defendant in one case currently being tried. Jury selection began on June 18, 2001 in Scott v. American Tobacco Co., a medical monitoring/smoking cessation class action pending in New Orleans. Opening statements are expected to begin sometime in September. An individual smoker case, Hall v. R. J. Reynolds Tobacco Co., is scheduled to begin in November. The retrial in Blankenship v. Philip Morris, Inc., a medical monitoring class action pending in West Virginia, is scheduled to begin on September 5, 2001.

     Six other individual smoking and health cases in which RJR Tobacco is a defendant are currently scheduled for trial in the remainder of 2001. Additionally, several Broin II cases are scheduled for trial in the remainder of 2001.

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

     On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to

JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States "by means of false and fraudulent practices . . . ." JT-MacDonald, Inc., Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit. Oral argument was heard on May 30, 2001, but no ruling has been issued. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, on behalf of three countries, Ecuador, Belize and Honduras, as well as the European Community. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under the common law of U.S. states and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought on behalf of the European Community was dismissed by the United States District Court for the Eastern District of New York. On July 9, 2001, RJR Tobacco and other defendants filed in the United States District Court for the Southern District of Florida a motion to dismiss the action brought by Ecuador. RJR Tobacco has not yet responded to the complaints recently served by Honduras and Belize, except to join in the removal of these actions from Florida state court to the United States District Court for the Southern District of Florida. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 (the "'649 patent"), entitled "Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby." RJR Tobacco has filed a motion to dismiss, which has not been ruled upon by the court. On June 13, 2001, RJR Tobacco filed a declaratory judgment action against Star Scientific, Inc. in the United States District Court for the Middle District of North Carolina, seeking a declaration that the '649 patent is invalid and not infringed by RJR Tobacco.

     On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on "public grounds," even though the promotions occurred in an "adult-only facility" at a race track. RJR Tobacco answered the complaint on July 19, 2001, denying that it violated any laws. Discovery is underway.

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

     RJR has been named in an insurance coverage suit brought by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman's Fund Insurance, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under the terms of the agreement by which RJR sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been ruled upon.

     Del Monte Corporation has been named a defendant in two lawsuits related to the same Hawaii superfund site, Board of Water Supply of the City and County of Honolulu v. Shell Oil Company and Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on September 27, 1999, and October 7, 1999, respectively. Also, Del Monte Corporation has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation and is named a defendant in one of these lawsuits. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1989. RJR, in turn, has provided notice of these claims to the buyers of the Del Monte fresh fruit business, asserting its right to be indemnified by the buyers for any liability arising out of such claims under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989.

     Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business have agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in either Board of Water Supply or Akee and with respect to the environmental investigation and remediation of the superfund site in Hawaii currently being required by the EPA. Additionally, RJR and the buyers of the Del Monte fresh fruit business have agreed to engage in good faith negotiations regarding RJR's asserted right to be indemnified with respect to any liability, cost or expense related to such matters that was incurred prior to the date of the agreement; and, failing a resolution through good faith negotiations, the parties have agreed to submit their dispute to binding arbitration.

     On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. RJR is currently evaluating and assessing its position regarding Del Monte Corporation's claim and demand for indemnity.

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

NOTE 7 -- STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2001 were:

                                                            ACCUMULATED
                                                               OTHER       UNAMORTIZED                  TOTAL
                             COMMON   PAID-IN   RETAINED   COMPREHENSIVE   RESTRICTED    TREASURY   STOCKHOLDERS'   COMPREHENSIVE
                             STOCK    CAPITAL   EARNINGS       LOSS           STOCK       STOCK        EQUITY          INCOME
                             ------   -------   --------   -------------   -----------   --------   -------------   -------------
Balance at December 31,
  2000.....................   $ 1     $7,291     $1,481         $(8)          $(41)       $(288)       $8,436
Net income.................    --         --        227          --             --           --           227           $227
                                                                                                                        ----
    Total comprehensive
      income...............                                                                                             $227
                                                                                                                        ====
Dividends..................    --         --       (156)         --             --           --          (156)
Stock options exercised....    --         38         --          --             --           --            38
Tax benefit on stock
  options exercised........    --         13         --          --             --           --            13
Restricted stock awarded...    --         17         --          --            (25)           8            --
Restricted stock
  amortization.............    --         --         --          --             11           --            11
Restricted stock
  forfeited................    --         --         --          --              3           (3)           --
Common stock repurchased...    --         --         --          --             --         (238)         (238)
                              ---     ------     ------         ---           ----        -----        ------
Balance at June 30,
  2001.....................   $ 1     $7,359     $1,552         $(8)          $(52)       $(521)       $8,331
                              ===     ======     ======         ===           ====        =====        ======

     During the six months ended June 30, 2001, certain employees and former employees exercised stock options that provided for the issuance of 1.4 million shares of common stock.

     Total comprehensive income for the three months ended June 30, 2001 and 2000 was $127 million and $109 million, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $227 million and $189 million, respectively.

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

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                          ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ------   ----------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001
Net sales...............................  $  --      $2,269          $ 15          $   (15)        $2,269
Cost of products sold...................     --         989             2              (15)           976
Selling, general and administrative
  expenses..............................     14       1,006           (84)              --            936
Amortization of trademarks and
  goodwill..............................     --          65            25               --             90
Interest and debt expense...............     35           3            --               --             38
Interest income.........................     (2)        (30)           --               --            (32)
Intercompany interest (income)
  expense...............................     (2)         73           (71)              --             --
Intercompany dividends..................   (601)       (202)           --              803             --
Other expense, net......................      4          --            --               --              4
                                          -----      ------          ----          -------         ------
     INCOME BEFORE INCOME TAXES.........    552         365           143             (803)           257
Provision for (benefit from) income
  taxes.................................    (15)         94            51               --            130
Equity income from subsidiaries.........    363          92            --             (455)            --
                                          -----      ------          ----          -------         ------
     NET INCOME.........................  $ 930      $  363          $ 92          $(1,258)        $  127
                                          =====      ======          ====          =======         ======
FOR THE THREE MONTHS ENDED JUNE 30, 2000
Net sales...............................  $  --      $2,070          $  7          $   (24)        $2,053
Cost of products sold...................     --         912            (3)             (24)           885
Selling, general and administrative
  expenses..............................     11         901           (81)              --            831
Tobacco settlement and related
  expenses..............................     --          (3)           --               --             (3)
Amortization of trademarks and
  goodwill..............................     --          65            26               --             91
Interest and debt expense...............     41           2            --               --             43
Interest income.........................     --         (18)           (3)              --            (21)
Intercompany interest (income)
  expense...............................     (2)         98           (96)              --             --
Intercompany dividends..................     --        (355)           --              355             --
Other expense, net......................      7          --            --               --              7
                                          -----      ------          ----          -------         ------
     INCOME (LOSS) BEFORE INCOME
       TAXES............................    (57)        468           164             (355)           220
Provision for (benefit from) income
  taxes.................................    (15)         72            54               --            111
Equity income from subsidiaries.........    506         107            --             (613)            --
                                          -----      ------          ----          -------         ------
     NET INCOME.........................  $ 464      $  503          $110          $  (968)        $  109
                                          =====      ======          ====          =======         ======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   --------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Net sales.............................  $     --     $4,219         $  25          $   (25)        $4,219
Cost of products sold.................        --      1,836             2              (25)         1,813
Selling, general and administrative
  expenses............................        24      1,897          (160)              --          1,761
Amortization of trademarks and
  goodwill............................        --        130            51               --            181
Interest and debt expense.............        70          6            --               --             76
Interest income.......................        (2)       (74)           (2)              --            (78)
Intercompany interest (income)
  expense.............................        (5)       162          (157)              --             --
Intercompany dividends................      (781)      (202)           --              983             --
Other expense, net....................         8         --            --               --              8
                                        --------     ------         -----          -------         ------
     INCOME BEFORE INCOME TAXES.......       686        464           291             (983)           458
Provision for (benefit from) income
  taxes...............................       (29)       157           103               --            231
Equity income from subsidiaries.......       495        188            --             (683)            --
                                        --------     ------         -----          -------         ------
     NET INCOME.......................  $  1,210     $  495         $ 188          $(1,666)        $  227
                                        ========     ======         =====          =======         ======
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Net sales.............................  $     --     $3,958         $  23          $   (24)        $3,957
Cost of products sold.................        --      1,733             2              (24)         1,711
Selling, general and administrative
  expenses............................        17      1,751          (148)              --          1,620
Tobacco settlement and related
  expenses............................        --         (3)           --               --             (3)
Amortization of trademarks and
  goodwill............................        --        130            53               --            183
Interest and debt expense.............        84          2            --               --             86
Interest income.......................        --        (41)           (4)              --            (45)
Intercompany interest (income)
  expense.............................        (5)       195          (190)              --             --
Intercompany dividends................        --       (355)           --              355             --
Other expense, net....................        16         --            --               --             16
                                        --------     ------         -----          -------         ------
     INCOME (LOSS) BEFORE INCOME
       TAXES..........................      (112)       546           310             (355)           389
Provision for (benefit from) income
  taxes...............................       (37)       130           107               --            200
Equity income from subsidiaries.......       619        203            --             (822)            --
                                        --------     ------         -----          -------         ------
     NET INCOME.......................  $    544     $  619         $ 203          $(1,177)        $  189
                                        ========     ======         =====          =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                          ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ------   ----------   --------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Cash flows from operating activities....  $ 425      $  566         $ 155           $ (635)        $  511
                                          -----      ------         -----           ------         ------
Cash flows from (used in) investing
  activities:
  Short-term investments................     --        (203)           --               --           (203)
  Intercompany notes receivable.........      3         (21)           42              (24)            --
  Other, net............................     --         (38)           --               --            (38)
                                          -----      ------         -----           ------         ------
     Net cash flows from (used in)
       investing activities.............      3        (262)           42              (24)          (241)
                                          -----      ------         -----           ------         ------
Cash flows from (used in) financing
  activities:
  Intercompany notes payable............     12         (36)           --               24             --
  Repayments of long-term debt..........    (48)         --            --               --            (48)
  Dividends paid on common stock........   (158)       (433)         (202)             635           (158)
  Repurchase of common stock............   (238)         --            --               --           (238)
  Proceeds from exercise of stock
     options............................     41          --            --               --             41
                                          -----      ------         -----           ------         ------
     Net cash flows used in financing
       activities.......................   (391)       (469)         (202)             659           (403)
                                          -----      ------         -----           ------         ------
Net change in cash and cash
  equivalents...........................     37        (165)           (5)              --           (133)
Cash and cash equivalents at beginning
  of period.............................     14       2,424           105               --          2,543
                                          -----      ------         -----           ------         ------
Cash and cash equivalents at end of
  period................................  $  51      $2,259         $ 100           $   --         $2,410
                                          =====      ======         =====           ======         ======
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Cash flows from (used in) operating
  activities............................  $ 298      $  442         $ 200           $ (519)        $  421
                                          -----      ------         -----           ------         ------
Cash flows from (used in) investing
  activities:
  Short-term investments................     --         109             1               --            110
  Intercompany notes receivable.........      4          (5)          493             (492)            --
  Other, net............................     --         (20)           --               --            (20)
                                          -----      ------         -----           ------         ------
     Net cash flows from investing
       activities.......................      4          84           494             (492)            90
                                          -----      ------         -----           ------         ------
Cash flows from (used in) financing
  activities:
  Intercompany notes payable............     (4)       (141)         (347)             492             --
  Repayments of long-term debt..........    (27)         --            --               --            (27)
  Dividends paid on common stock........   (164)       (164)         (355)             519           (164)
  Repurchase of common stock............   (115)         --            --               --           (115)
  Proceeds from exercise of stock
     options............................      8          --            --               --              8
                                          -----      ------         -----           ------         ------
     Net cash flows used in financing
       activities.......................   (302)       (305)         (702)           1,011           (298)
                                          -----      ------         -----           ------         ------
Net change in cash and cash
  equivalents...........................     --         221            (8)              --            213
Cash and cash equivalents at beginning
  of period.............................     --       1,062           115               --          1,177
                                          -----      ------         -----           ------         ------
Cash and cash equivalents at end of
  period................................  $  --      $1,283         $ 107           $   --         $1,390
                                          =====      ======         =====           ======         ======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
JUNE 30, 2001
ASSETS
Cash and cash equivalents..............  $    51    $ 2,259         $  100         $     --       $ 2,410
Short-term investments.................       --        203             --               --           203
Other current assets...................        4      1,717             95             (457)        1,359
Trademarks, net........................       --         --          2,824               --         2,824
Goodwill, net..........................       --      7,173             --               --         7,173
Intercompany notes receivable..........      138         26          4,061           (4,225)           --
Investment in subsidiaries.............   11,468      6,103             --          (17,571)           --
Other noncurrent assets................       64      1,510              5              (19)        1,560
                                         -------    -------         ------         --------       -------
     Total assets......................  $11,725    $18,991         $7,085         $(22,272)      $15,529
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,506         $   --         $     --       $ 1,506
Other current liabilities..............      939        848             11             (457)        1,341
Intercompany notes payable.............       66      4,159             --           (4,225)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      813        893            990              (19)        2,677
Stockholders' equity...................    8,331     11,487          6,084          (17,571)        8,331
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $11,725    $18,991         $7,085         $(22,272)      $15,529
                                         =======    =======         ======         ========       =======
DECEMBER 31, 2000
ASSETS
Cash and cash equivalents..............  $    14    $ 2,424         $  105         $     --       $ 2,543
Other current assets...................        7      2,221             54             (954)        1,328
Trademarks, net........................       --         --          2,875               --         2,875
Goodwill, net..........................       --      7,303             --               --         7,303
Intercompany notes receivable..........      141          5          4,103           (4,249)           --
Investment in subsidiaries.............   11,957      6,117             --          (18,074)           --
Other noncurrent assets................       69      1,429              6                1         1,505
                                         -------    -------         ------         --------       -------
     Total assets......................  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,394         $   --         $     --       $ 1,394
Other current liabilities..............    1,307        993             36             (954)        1,382
Intercompany notes payable.............       54      4,195             --           (4,249)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      815        843          1,009                1         2,668
Stockholders' equity...................    8,436     11,976          6,098          (18,074)        8,436
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======

NOTE 9 -- SUBSEQUENT EVENTS

     On July 18, 2001, the board of directors of RJR authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum aggregate cost to RJR of $300 million, to enhance stockholder value. The stock repurchases will be funded by dividends from RJR Acquisition Corp.

utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions.

     On July 18, 2001, the board of directors of RJR also declared a quarterly cash dividend of $.875 per common share, an increase of 12.9% from $.775. The dividend will be paid on October 1, 2001 to stockholders of record as of September 10, 2001. On an annualized basis, the new dividend rate is $3.50 per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED JUNE 30,           ENDED JUNE 30,
                                            --------------------      ------------------
                                             2001         2000         2001        2000
                                            -------      -------      ------      ------
Net sales.................................  $2,269       $2,053       $4,219      $3,957
Cost of products sold(*)..................     976          885        1,813       1,711
Selling, general and administrative
  expenses................................     936          831        1,761       1,620
Tobacco settlement and related expenses...      --           (3)          --          (3)
                                            ------       ------       ------      ------
Operating company contribution............  $  357       $  340       $  645      $  629
                                            ======       ======       ======      ======

---------------

(*) $687 million and $591 million of ongoing settlement expense was recorded in cost of products sold for the three months ended June 30, 2001 and 2000, respectively, and $1.3 billion and $1.1 billion was recorded during the six-month periods ended June 30, 2001 and 2000, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

     Net sales of $2.3 billion and $4.2 billion for the three months and six months ended June 30, 2001 increased 10.5% and 6.6%, respectively, from the comparable prior-year periods. The increase in both comparative periods was primarily driven by favorable pricing of $269 million for the second quarter and $453 million for the six-month period resulting from price increases in the last half of 2000 and the first half of 2001. Volume declines partially offset the increases in net sales. RJR Tobacco's total shipment volume during the quarter ended June 30, 2001 of 24.1 billion units, excluding Puerto Rico and certain other U.S. territories' volume of approximately .4 billion units, decreased 2.0% from the quarter ended June 30, 2000, while industry volume decreased 1.7%. Shipment volume during the first six months of 2001 of 45.6 billion units, excluding Puerto Rico and certain other U.S. territories' volume of approximately .7 billion units, decreased 4.2% from the prior-year period, while industry volume decreased 2.7%. Consumption for RJR Tobacco, and the industry, declined during the first six months of 2001 compared to the prior-year period. Consumption is expected to continue to decline through 2001, resulting in lower shipments for RJR Tobacco, and the industry, compared to last year.

     RJR Tobacco's full-price shipments represented 63.7% and 63.4% of total shipments for the quarters ended June 30, 2001 and 2000, respectively, and 63.1% and 62.9% in the six months ended June 30, 2001 and 2000, respectively. Industry-wide, full-price shipments represented 74.0% of total shipments for the quarter ended June 30, 2001 and 74.3% for the six months ended June 30, 2001, up
0.7 points over the prior-year periods. For the quarter ended June 30, 2001, RJR Tobacco's full-price and savings shipments decreased 1.4% and 2.9%, respectively, while the industry decreased 0.8% and 4.3%, respectively, when compared with the prior-year quarter. For the six months ended June 30, 2001, RJR Tobacco's full-price and savings shipments decreased 3.9% and 4.7%, respectively, while the industry decreased 1.8% and 5.3%, respectively, when compared with the prior-year period. CAMEL shipment volume, excluding the non-filter style, was up 6.0% and 3.7% for the three and six months ended June 30, 2001, respectively, when compared with the prior-year periods. Shipments of base WINSTON were up 5.4% and down 0.1% for the three and six months ended June 30, 2001, respectively, when compared with the prior-year periods. SALEM shipments decreased 13.4% and 12.4%, for the three and six months ended June 30, 2001, respectively, when compared with the prior-year periods. For the three and six months ended June 30, 2001, DORAL shipments decreased 5.4% and 7.4%, respectively, when compared with the prior-year periods.

     RJR Tobacco's retail share of market, according to data from Information Resources Inc./Capstone, averaged 23.49% for the quarter ended June 30, 2001, an increase of .41 share points compared with the quarter ended June 30, 2000. Compared with the first quarter of 2001, RJR Tobacco's retail share of market declined .25 share points.

     CAMEL, RJR Tobacco's largest full-price brand, continued its growth trend during the second quarter of 2001. CAMEL's share of market, excluding the non-filtered style, grew 0.18 share points compared to the first quarter of 2001 and was up 0.54 share points to 5.49% in the most recent quarter versus the second quarter of 2000. In April 2001, CAMEL launched the "Seven Pleasures of the Casbah," a promotion featuring 700 parties in 70 cities, which culminates in Las Vegas in November 2001. CAMEL also began a Michigan test market of Turkish Jade, a menthol line extension.

     Base WINSTON's retail share averaged 4.76% in the second quarter of 2001, consistent with its average retail share since 1999 of 4.8%. Base WINSTON was down slightly from its first quarter of 2001 share of 4.79% and up from its second quarter of 2000 share of 4.60%. In June 2001, WINSTON enhanced its "No Bull" image with the introduction of WINSTON S2, a new line extension that features a new blend and high-impact silver packaging. In conjunction with the S2 launch, the packaging of WINSTON's other styles was updated with embossed silver highlights.

     SALEM's share averaged 2.80% in the second quarter of 2001 compared with 2.88% in the first quarter of 2001 and 3.02% in the second quarter of 2000. Management continues to evaluate the results in SALEM's ten emphasis markets where full marketing support is in place.

     The retail share of market of DORAL, the nation's best-selling savings brand, was 5.98% for the quarter ended June 30, 2001, down from 6.23% in the first quarter of 2001 and down from 6.05% in the second quarter of 2000. With continued pricing pressure from deep discount brands, DORAL continues to refine its retail pricing promotions and "Imagine Getting More" positioning. In June 2001, DORAL launched a retail and direct marketing program, including a sweepstakes offering adult smokers a chance to win the "Ultimate Tailgating Machine."

     RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area in April 2000 through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. RJR Tobacco is continuing to evaluate the test market results. ECLIPSE is a cigarette that primarily heats rather than burns tobacco. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, bronchitis and possibly emphysema when compared to other cigarettes.

     Cost of products sold of $976 million in the second quarter of 2001 increased $91 million from the second quarter of 2000, primarily due to an increase in ongoing settlement costs partly offset by decreased volume and lower raw material cost. Cost of products sold of $1.8 billion in the first six months of 2001 increased $102 million from 2000, primarily due to an increase in ongoing settlement costs partly offset by decreased volume and lower raw material cost.

     Selling, general and administrative expenses of $936 million for the second quarter of 2001 increased $105 million from the comparable prior-year quarter. For the first six months of 2001, selling, general and administrative expenses of $1.8 billion increased $141 million from the prior-year period. These changes over the prior-year periods were primarily due to increased promotional expense, composed mainly of competitive discounts.

     Tobacco settlement and related expenses reflect a $3 million reversal of the liability for employee severance and related benefits during the second quarter of 2000. This reversal reflects a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction.

     Operating company contribution of $357 million and $645 million for the three and six months ended June 30, 2001, respectively, would have been unchanged from the comparable prior-year periods had the adjustment of tobacco settlement related charges in 2000 been excluded, and had EITF No. 00-14 been applied during 2000 on a pro forma basis.

     Interest and debt expense of $38 million in the second quarter of 2001 decreased $5 million from the second quarter of 2000. For the first six months of 2001, interest and debt expense of $76 million decreased $10 million from the comparable prior-year period. The decrease in both periods resulted from lower debt balances.

     Interest income increased $11 million and $33 million for the quarter and six-month period ended June 30, 2001, respectively, from the comparable prior-year periods. These increases reflect higher cash balances partially offset by lower interest rates.

     Other expense, net decreased $3 million and $8 million for the quarter and six-month period ended June 30, 2001, respectively, from the comparable prior-year periods. This change was primarily due to foreign exchange losses realized during the first quarter of 2000 on debt denominated in foreign currencies. All debt denominated in foreign currencies was retired in 2000.

     Provision for income taxes was $130 million, or an effective rate of 50.6%, in the second quarter of 2001 compared to $111 million, or an effective rate of 50.5%, recorded in the second quarter of 2000. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

     At present, the principal sources of liquidity for RJR Tobacco's business and operating needs are internally generated funds from its operations and available borrowings through RJR. RJR Tobacco believes that cash flows from operating activities will be sufficient for the foreseeable future to enable it to meet its obligations under the MSA, to fund its capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to RJR stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., a portion of which is funding RJR's current share repurchase program. RJR and RJR Tobacco cannot predict their cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and make no assurance that they will be able to meet all of those requirements.

Cash Flows

     Net cash flows from operating activities were $511 million in the first six months of 2001 and $421 million in the comparable 2000 period. This change primarily reflects increased revenues from higher pricing and increased interest income, partially offset by increased tobacco settlement expenses and promotional expenses.

     Net cash flows used in investing activities were $241 million in the first six months of 2001 compared with net cash inflows of $90 million in the prior-year period. This change is primarily due to investments in short-term securities in the first quarter of 2001, compared with proceeds received from the maturity of short-term investments in the first quarter of 2000.

     Net cash flows used in financing activities were $403 million and $298 million for the six months ended June 30, 2001 and 2000, respectively. The increase in funds used was primarily due to higher common stock repurchases and long-term debt repayments partially offset by the proceeds received from the exercise of stock options.

     Under an authorization by RJR's board of directors on December 12, 2000, RJR repurchased 4,193,000 shares of its common stock with an aggregate cost of $238 million during the first six months of 2001 resulting in a cumulative total for this program of 5,522,900 shares with a total cost of $299 million. As of July 20, 2001, this program had been completed with the additional repurchase of 907,100 shares at a cost of $51 million. The program was funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition.

     From November 1999 through June 30, 2001, cumulative repurchases under all programs were 15,436,139 shares with an aggregate cost of $524 million, and through July 20, 2001, cumulative repurchases of all programs were 16,343,239 shares with an aggregate cost of $575 million. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee benefit plans, are included in treasury stock in RJR's condensed consolidated balance sheets.

     On July 18, 2001, the board of directors of RJR authorized the repurchase of shares of its common stock from time to time in the open market, with a maximum aggregate cost to RJR of $300 million, to enhance stockholder value. The stock repurchases will be funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions.

Debt

     RJR entered into a $1.235 billion revolving credit facility with a syndicate of banks effective May 18, 1999, as amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount will remain at $1.235 billion until November 2001, at which time the committed amount will be reduced to $622 million through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and, as of November 17, 2000, RJR Acquisition Corp. have guaranteed RJR's obligations under this revolving credit facility. If RJR's senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, RJR's other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At June 30, 2001, RJR had $185 million in letters of credit and no borrowings outstanding under the facility, with the remaining $1.05 billion of the facility available for borrowing.

     RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2001.

     RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7 3/8% due 2003, $500 million in principal amount at 7 3/4% due 2006 and $200 million in principal amount at 7 7/8% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are senior unsecured obligations and, unlike RJR's other public debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. Any other subsidiaries of RJR that in the future guarantee the $1.235 billion revolving credit facility, as amended and restated, will also be required to guarantee these notes. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they will also be required to pledge their assets to secure these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

     RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2001.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of the date of this filing, no debt securities have been issued thereon.

     On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9 1/2% junior subordinated debentures, due in 2047, redeemable by RJR on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying condensed consolidated balance sheet as of June 30, 2001. The trust holds certain U.S. Government Obligations maturing at such times and in such amounts sufficient to pay interest and principal.

     As of June 30, 2001, RJR also had $356 million of public notes, at fixed interest rates of 6.8% through 9.25%, due in 2001 through 2013.

Dividends

     Consistent with dividend declarations since the third quarter of 1999, on June 6, 2001, RJR's board of directors declared a quarterly cash dividend of $.775 per common share payable on July 2, 2001 to stockholders of record as of June 18, 2001.

     On July 18, 2001, the board of directors of RJR declared a quarterly cash dividend of $.875 per common share, an increase of 12.9% from $.775. The dividend will be paid on October 1, 2001 to stockholders of record as of September 10, 2001. On an annualized basis, the new dividend rate is $3.50 per common share.

Capital Expenditures

     Capital expenditures were $25 million and $24 million for the six months ended June 30, 2001 and 2000, respectively. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco. RJR Tobacco plans to spend $70 million to $80 million for capital expenditures during 2001, funded by cash flows from operations. There were no material long-term commitments for capital expenditures as of June 30, 2001.

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

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 6 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were approximately $1.2 billion during the six months ended June 30, 2001 and $1.1 billion during the six months ended June 30, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation adjustments. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

     The advertising, sale and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, several state governments are considering increasing their excise taxes on cigarettes, and the U.S. Congress is considering legislation regarding regulation by the U.S. Food and Drug Administration of the manufacture and sale of cigarettes. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

     In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a federal district court judge held that the EPA's classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA has appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court's decision.

     In March 1994, the U.S. Occupational Safety and Health Administration announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. RJR Tobacco submitted comments on the proposed regulations during the comment period that closed in February 1996, but no regulation has been adopted to date. On May 1, 2001, Action on Smoking and Health filed suit in the United States Court of Appeals for the District of Columbia Circuit, seeking to compel OSHA to adopt regulatory policies on smoking. OSHA has until August 10, 2001 to respond. Although RJR Tobacco cannot predict the form, timing or effect of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJR Tobacco expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. Although many employers currently do not permit smoking in the workplace, incremental restrictions on smokers could have an adverse effect on cigarette sales of all manufacturers.

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the United States District Court for the District of Massachusetts seeking to have the statute declared invalid. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. This decision was upheld by the Court of Appeals for the First Circuit. In September 2000, the district court permanently enjoined enforcement of the law and issued a judgment in favor of the cigarette manufacturers. Massachusetts has appealed to the Court of Appeals for the First Circuit, where oral argument was heard on May 10, 2001.

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

     On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the United States District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations went beyond those required by the MSA, and banned outdoor advertising of tobacco products within 1,000 feet of any school or playground, as well as any indoor tobacco advertising placed lower than five feet in stores within the 1,000-foot zone. The district court ruled against the industry on January 25, 2000, and the United States Court of Appeals for the First Circuit affirmed. The U.S. Supreme Court granted the industry's petition for writ of certiorari on January 8, 2001, and ruled in favor of RJR Tobacco and the rest of the industry on June 28, 2001. The Supreme Court found that the regulations were preempted by the Federal Cigarette Labeling and Advertising Act, which precludes states from imposing any requirement or prohibition based on smoking and health with respect to the advertising or promotion of cigarettes labeled in conformity with federal law.

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

     A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for sale in the United States; consequently, a domestic "gray market" has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. Forty-eight states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. Similarly, federal legislation prohibiting the sale and distribution of gray market cigarettes became effective on January 1, 2000. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, RJR Tobacco adopted the EITF No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. In the accompanying income statements, as provided in EITF No. 00-14, certain costs historically included in selling, general and administrative expenses are now classified in cost of products sold or as reductions of net sales. Prior period amounts have been reclassified for comparative purposes.

     Additionally, this change in accounting principle shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change decreased net income $3 million, or $.03 per basic and diluted share, for the three months ended June 30, 2001 and decreased net income $9 million, or $.09 per basic and diluted share, for the six months ended June 30, 2001. If this accounting change had been applied during 2000, the pro forma net income for the three months ended June 30, 2000 would have been $119 million, or $1.17 per basic and diluted share, and the pro forma net income for the six months ended June 30, 2000 would have been $198 million, or $1.93 per basic and diluted share. The adoption of EITF No. 00-14 had no impact on RJR Tobacco's annual net income or cumulative earnings.

     As of January 1, 2001, RJR adopted the FASB's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, as amended, had no impact on RJR's financial position or results of operations.

     At June 30, 2001, RJR Tobacco held a forward contract with a fair value of $5.7 million and a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. For the quarter ended June 30, 2001, the hedge was determined to be an effective foreign currency cash flow hedge and, accordingly, no gain or loss was realized. The unrealized mark-to-market loss was insignificant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which will be effective for RJR as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events. RJR Tobacco's management estimates that the adoption of SFAS No. 142 will result in the elimination of annual amortization expense related to goodwill and trademarks in the amount of $362 million, or $322 million after-tax; however, the impact of related impairment, if any, on RJR Tobacco's financial position or results of operations has not been determined.

     In April 2001, the EITF reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective no later than periods beginning after December 15, 2001. EITF No. 00-25 requires that consideration paid to a distributor or retailer to promote the vendor's products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor's income statement. Upon adoption,

RJR Tobacco will characterize the applicable costs, which are expected to be significant, as a reduction of net sales rather than as selling, general and administrative expenses and will reclassify prior period amounts presented for comparative purposes. The adoption of EITF No. 00-25 will not impact RJR Tobacco's financial position, operating income or net income.
                             ---------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact RJR's consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR is exposed to interest rate risk directly related to its normal investing and funding activities and, as of the second quarter of 2001, foreign currency exchange rate risk related to an unrecognized firm commitment for the purchase of equipment denominated in Euros. RJR has established various policies and procedures to manage its exposure to market risks and uses major institutions with high credit ratings to minimize its investment and credit risk. RJR Tobacco manages the exposure related to the foreign currency exchange risk through a forward purchase contract, with a duration of less than 12 months. As an effective foreign currency cash flow hedge, the changes in the market value of the contract have a high correlation to the price changes of the related firm commitment. RJR does not use derivative financial instruments for trading or speculative purposes.

     RJR uses the value-at-risk model to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. RJR believes that near term changes in interest rates and foreign currency rates will not have a material impact on its future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the second quarter of 2001, 47 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 29 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On June 30, 2001, there were 1,680 active cases pending, including approximately 1,200 cases pending in West Virginia state court as a consolidated action, as compared with 535 on June 30, 2000 and 620 on June 30, 1999. As of July 20, 2001, 1,680 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,677 in the United States; 1 in the Marshall Islands; and 2 in Puerto Rico. The U.S. case number does not include the 2,998 Broin II cases pending as of July 20, 2001.

     The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia. The breakdown is as follows: 1,233 in West Virginia; 104 in New York; 74 in Florida; 51 in California; 31 in Louisiana; 29 in Mississippi; 21 in the District of Columbia; 13 in Texas; 12 in Iowa; 10 in New Jersey; 9 in Alabama; 8 in each of Missouri and Tennessee; 7 in Georgia; 6 in each of Illinois, New Mexico and Nevada; 4 in each of Massachusetts, Michigan, New Hampshire and Pennsylvania; 3 in each of Arizona, Connecticut, Minnesota, North Carolina, North Dakota, Washington and Wisconsin; 2 in each of Indiana, Kansas and South Dakota; 1 in each of Hawaii, Maine, Ohio, Oklahoma, Oregon and Utah. Of the 1,677 active U.S. cases, 146 are pending in federal court, 1,527 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.
                             ---------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of RJR was held on April 25, 2001 in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of the stockholders:

     (a) Votes regarding the election of three Class II directors of RJR for a term expiring in 2004 were:

NAME                                                         FOR       WITHHELD
----                                                         ---       --------
A. D. Frazier, Jr. .....................................  93,339,010   323,155
John G. Medlin, Jr. ....................................  93,327,392   334,773
Nana Mensah.............................................  93,336,639   325,526

     Additional directors, whose terms of office as directors continued after the meeting were:

CLASS III DIRECTORS                    CLASS I DIRECTORS
TERM EXPIRING IN 2002                  TERM EXPIRING IN 2003
---------------------                  ---------------------
Denise Ilitch                          Mary K. Bush
Andrew J. Schindler                    John T. Chain, Jr.
Joseph P. Viviano                      Thomas C. Wajnert

     (b) Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2001 were:

          FOR                     AGAINST                 ABSTENTIONS
          ---                     -------                 -----------
       93,118,403                 457,096                    86,666

     (c) Votes regarding the stockholder proposal on director compensation were:

         FOR                AGAINST           ABSTENTIONS       BROKER NON-VOTES
         ---                -------           -----------       ----------------
      2,602,012            80,308,558           499,807            10,251,788

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Amendment No. 1, dated as of June 28, 2001, to the
          Distribution Agreement, dated as of May 12, 1999, among RJR
          Nabisco Holdings Corp. (now known as RJR Acquisition Corp.),
          RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco
          Holdings, Inc.) and R. J. Reynolds Tobacco Company.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings Before Fixed
          Charges for each of the five years within the period ended
          December 31, 2000 and for the six months ended June 30,
          2001.

(B) REPORTS ON FORM 8-K

     During the quarter ended June 30, 2001, RJR filed no reports on Form 8-K.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/ KENNETH J. LAPIEJKO
                                          --------------------------------------
                                          Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: August 1, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
   2.1    Amendment No. 1, dated as of June 28, 2001, to the
          Distribution Agreement, dated as of May 12, 1999, among RJR
          Nabisco Holdings Corp. (now known as RJR Acquisition Corp.),
          RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco
          Holdings, Inc.) and R. J. Reynolds Tobacco Company.
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings Before Fixed
          Charges for each of the five years within the period ended
          December 31, 2000 and for the six months ended June 30,
          2001.