Form 10-Q
period 2001-09-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2001-11-01
CIK 83612

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

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 95,890,162 shares of common stock, par value $.01 per share, as of October 19, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income
         (Unaudited) -- Three and Nine Months Ended September 30,
         2001 and 2000...............................................    3

         Condensed Consolidated Statements of Cash Flows
         (Unaudited) -- Nine Months Ended September 30, 2001 and
         2000........................................................    4

         Condensed Consolidated Balance Sheets -- September 30, 2001
         (Unaudited) and December 31, 2000...........................    5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   29

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   37

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   39

Item 6.  Exhibits and Reports on Form 8-K............................   40

Signature............................................................   41

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FOR THE THREE     FOR THE NINE
                                                               MONTHS ENDED      MONTHS ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                              ---------------   ---------------
                                                               2001     2000     2001     2000
                                                              ------   ------   ------   ------
NET SALES*..................................................  $2,273   $2,089   $6,492   $6,046
Costs and expenses:
  Cost of products sold*....................................     916      882    2,729    2,593
  Selling, general and administrative expenses..............   1,000      852    2,761    2,472
  Tobacco settlement and related expenses...................      --       --       --       (3)
  Amortization of trademarks and goodwill...................      91       91      272      274
                                                              ------   ------   ------   ------
     OPERATING INCOME.......................................     266      264      730      710
Interest and debt expense...................................      37       43      113      129
Interest income.............................................     (32)     (30)    (110)     (75)
Other expense, net..........................................       3        9       11       25
                                                              ------   ------   ------   ------
     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES................................................     258      242      716      631
Provision for income taxes..................................     130      125      361      325
                                                              ------   ------   ------   ------
     INCOME FROM CONTINUING OPERATIONS......................     128      117      355      306
Discontinued operations:
  Loss on sale of discontinued businesses, net of income
     taxes..................................................      (9)      --       (9)      --
                                                              ------   ------   ------   ------
     NET INCOME.............................................  $  119   $  117   $  346   $  306
                                                              ======   ======   ======   ======
BASIC INCOME PER SHARE:
  Income from continuing operations.........................  $ 1.34   $ 1.17   $ 3.62   $ 3.01
  Loss on sale of discontinued businesses...................    (.10)      --     (.10)      --
                                                              ------   ------   ------   ------
     NET INCOME.............................................  $ 1.24   $ 1.17   $ 3.52   $ 3.01
                                                              ======   ======   ======   ======
DILUTED INCOME PER SHARE:
  Income from continuing operations.........................  $ 1.31   $ 1.16   $ 3.55   $ 3.00
  Loss on sale of discontinued businesses...................    (.09)      --     (.09)      --
                                                              ------   ------   ------   ------
     NET INCOME.............................................  $ 1.22   $ 1.16   $ 3.46   $ 3.00
                                                              ======   ======   ======   ======
DIVIDENDS DECLARED PER SHARE................................  $ .875   $ .775   $ 2.43   $ 2.33
                                                              ======   ======   ======   ======

---------------

* Excludes excise taxes of $394 million and $418 million for the three months ended September 30, 2001 and 2000, respectively, and $1,161 million and $1,228 million for the nine months ended September 30, 2001 and 2000, respectively.

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  346           $  306
  Adjustments to reconcile to net cash flows from (used in)
     operating activities:
     Depreciation and amortization..........................      369              364
     Deferred income tax benefit............................      (80)             (12)
     Changes in other working capital items, net............       (2)             (64)
     Changes in tobacco settlement and related accruals.....      671              606
     Other, net.............................................      (23)             (31)
                                                               ------           ------
     Net cash flows from operating activities...............    1,281            1,169
                                                               ------           ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Short-term investments....................................     (205)             110
  Capital expenditures......................................      (36)             (38)
  Other, net................................................      (12)               2
                                                               ------           ------
     Net cash flows from (used in) investing activities.....     (253)              74
                                                               ------           ------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repayments of long-term debt..............................      (73)             (46)
  Dividends paid on common stock............................     (235)            (244)
  Repurchase of common stock................................     (369)            (170)
  Proceeds from exercise of stock options...................       43               27
                                                               ------           ------
     Net cash flows used in financing activities............     (634)            (433)
                                                               ------           ------
Net cash flows related to discontinued businesses...........       --               84
                                                               ------           ------
Net change in cash and cash equivalents.....................      394              894
Cash and cash equivalents at beginning of period............    2,543            1,177
                                                               ------           ------
Cash and cash equivalents at end of period..................   $2,937           $2,071
                                                               ======           ======
Income taxes paid, net of refunds...........................   $   93           $  100
Interest paid...............................................   $   83           $   81
Tobacco settlement and related expense payments.............   $1,247           $1,141

            See Notes to Condensed Consolidated Financial Statements

                      R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 2,937        $ 2,543
  Short-term investments....................................         205             --
  Accounts and notes receivable, net........................         104            100
  Inventories...............................................         620            588
  Deferred income taxes.....................................         495            459
  Prepaid excise taxes and other............................         153            181
                                                                 -------        -------
          Total current assets..............................       4,514          3,871
Property, plant and equipment, net..........................       1,033          1,048
Trademarks, net.............................................       2,798          2,875
Goodwill, net...............................................       7,108          7,303
Other assets and deferred charges...........................         540            457
                                                                 -------        -------
                                                                 $15,993        $15,554
                                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $    72        $    80
  Tobacco settlement and related accruals...................       2,067          1,394
  Accrued liabilities.......................................       1,329          1,229
  Current maturities of long-term debt......................          --             73
                                                                 -------        -------
          Total current liabilities.........................       3,468          2,776
Long-term debt (less current maturities)....................       1,674          1,674
Deferred income taxes.......................................       1,815          1,856
Long-term retirement benefits...............................         575            543
Other noncurrent liabilities................................         219            269
Commitments and contingencies
Stockholders' equity:
  Common stock (shares issued: 113,967,934 in 2001 and
     112,563,918 in 2000)...................................           1              1
  Paid-in capital...........................................       7,362          7,291
  Retained earnings.........................................       1,586          1,481
  Accumulated other comprehensive loss -- cumulative minimum
     pension liability adjustment...........................          (8)            (8)
  Unamortized restricted stock..............................         (47)           (41)
                                                                 -------        -------
                                                                   8,894          8,724
  Treasury stock, at cost (shares: 17,641,034 in 2001 and
     11,299,092 in 2000)....................................        (652)          (288)
                                                                 -------        -------
          Total stockholders' equity........................       8,242          8,436
                                                                 -------        -------
                                                                 $15,993        $15,554
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

     The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in management's opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior period amounts have been reclassified to conform to the current presentation. All dollar amounts are in millions unless otherwise noted.

     Discontinued operations for the three and nine months ended September 30, 2001 included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Including this adjustment, the net after-tax gain on the sale of the international tobacco business was $2.3 billion.

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

     Additionally, the adoption of EITF No. 00-14 shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change increased net income $6 million, or $.06 per basic and diluted share, for the three months ended September 30, 2001 and decreased net income $3 million, or $.03 per basic and diluted share, for the nine months ended September 30, 2001. If this accounting change had been applied during 2000, the pro forma net income for the three months ended September 30, 2000 would have remained unchanged, and the pro forma net income for the nine months ended September 30, 2000 would have been $315 million, or $3.10 per basic share and $3.09 per diluted share. The adoption of EITF No. 00-14 had no impact on RJR Tobacco's annual net income or cumulative earnings.

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

     At September 30, 2001, RJR Tobacco held a forward currency exchange contract to purchase seven million Euros with a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. As of September 30, 2001, the foreign currency cash flow hedge was determined to be effective and, accordingly, no gain or loss was realized. The unrealized mark-to-market gain was insignificant.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses the accounting for business combinations and prohibits the pooling-of-interests method. This statement is effective for businesses acquired after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will be effective for RJR as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement and at least annually. Within six months of adoption of SFAS No. 142, the existence of goodwill impairment is to be assessed by comparing the fair value of the reporting unit with its carrying value. If impairment is determined to exist, it is to be measured as of the beginning of the year of adoption and recorded no later than the end of the year of adoption. Any impairment loss recognized as a result of initial application is to be recognized as the effect of a change in accounting principle in the statement of income. Income per share effects of the accounting change are to be separately disclosed. RJR Tobacco's net income for the three and nine months ended September 30, 2001, included after-tax goodwill and trademark amortization of $81 million and $242 million, respectively. The impact of initial adoption related to impairment of goodwill and indefinite-lived intangible assets, if any, on RJR Tobacco's financial position or results of operations has not been determined.

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

NOTE 2 -- INCOME PER SHARE

     The components of the calculation of income per share were:

                                                 FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 --------------------   -------------------
                                                   2001       2000        2001       2000
                                                 --------   ---------   --------   --------
Net income.....................................  $   119    $    117    $    346   $    306
                                                 =======    ========    ========   ========
Basic weighted average shares, in thousands....   95,631     100,212      98,192    101,699
  Effect of dilutive potential shares:
     Options...................................    1,351         399       1,488        133
     Restricted stock..........................      486         457         420        256
                                                 -------    --------    --------   --------
Diluted weighted average shares, in
  thousands....................................   97,468     101,068     100,100    102,088
                                                 =======    ========    ========   ========

     Outstanding shares of restricted stock of 1.7 million were excluded from the share calculation for the three and nine months ended September 30, 2001, and 1.6 million were excluded for the three and nine months ended September 30, 2000, as the related vesting provisions had not been met.

NOTE 3 -- SHORT-TERM INVESTMENTS

     As of September 30, 2001, short-term investments classified as available-for-sale included $75 million of U.S. government treasury bills, $59 million of commercial paper, $49 million of federal agency securities and $22 million of federal agency discount notes. Contractual maturities of these securities averaged less than one year as of September 30, 2001. Unrealized holding gains and losses of available-for-sale securities as of September 30, 2001 were not significant and, accordingly, the amortized cost of these securities approximated fair value. Realized gains and losses for available-for-sale securities for the three and nine months ended September 30, 2001 were not significant. There were no available-for-sale securities during 2000.

NOTE 4 -- INVENTORIES

     The major components of inventories were:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Leaf tobacco................................................      $476            $509
Raw materials...............................................        28              26
Work in process.............................................        59              49
Finished products...........................................       111             103
Other.......................................................        26              26
                                                                  ----            ----
Total.......................................................       700             713
Less LIFO allowance.........................................        80             125
                                                                  ----            ----
                                                                  $620            $588
                                                                  ====            ====

NOTE 5 -- TOBACCO SETTLEMENT AND RELATED EXPENSES

     During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for tobacco settlement and related expenses, of which $151 million was for employee severance and related benefits. During the nine months ended September 30, 2001, $5 million of this reserve was utilized for employee severance and related benefits, resulting in a reserve balance of $2 million. Cash expenditures related to the termination of employees are expected to be $77 million, of which $75 million has been paid as of September 30, 2001.

NOTE 6 -- CONTINGENCIES

TOBACCO LITIGATION

     Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the third quarter of 2001, 20 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 42 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On September 30, 2001, there were 1,658 active cases pending, including approximately 1,200 cases pending in West Virginia state court as a consolidated action, as compared with 1,649 on September 30, 2000 and 561 on September 30, 1999. As of October 19, 2001, 1,658 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,653 in the United States; 2 in Puerto Rico; and 1 in each of Canada, Israel and the Marshall Islands. The U.S. case number does not include the 2,932 Broin II cases pending as of October 19, 2001, discussed below.

     The U.S. cases, exclusive of the Broin II cases, are pending in 37 states and the District of Columbia. The breakdown is as follows: 1,234 in West Virginia; 90 in New York; 55 in Florida; 51 in California; 35 in the District of Columbia; 28 in each of Louisiana and Mississippi; 13 in Iowa; 12 in Texas; 10 in each of Missouri and New Jersey; 9 in Alabama; 7 in Georgia; 6 in each of Illinois, New Mexico and Tennessee; 5 in Pennsylvania; 4 in each of Massachusetts, Michigan, New Hampshire and Nevada; 3 in each of Arizona, Connecticut, Minnesota, North Dakota and Ohio; 2 in each of Indiana, Kansas, Maryland, North Carolina and South Dakota; 1 in each of Maine, Nebraska, Oklahoma, Oregon, Utah, Washington and Wisconsin. Of the 1,653 active U.S. cases, 142 are pending in federal court, 1,507 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,653 active cases in the United States, 6 cases, plus the 2,932 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-two cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of "light" and "ultra light" cigarettes claiming to have been defrauded and seeking to recover the costs of their cigarette purchases, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 38 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Twenty cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

     Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. Plaintiff failed to perfect his appeal by submitting his brief and record by June 22, 2001. The Appellate Division dismissed the appeal on September 18, 2001. In Nunnally v. R. J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiff's motion for judgment notwithstanding the verdict, or in the alternative, for a new trial, was denied, and plaintiff's appeal to the Mississippi Supreme Court is pending. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. On September 7, 2001, the plaintiff appealed the final judgment to the Appellate Division of the New York Supreme Court. In Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco on January 30, 2001. The jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001. The plaintiff voluntarily dismissed her appeal to the United States Court of Appeals for the Fourth Circuit on April 19, 2001. On March 7, 2001, in Grinnell v. Brown & Williamson Tobacco Corp., a Texas state court jury returned a verdict in favor of Brown & Williamson. On May 16, 2001, a state court jury in New Jersey returned a verdict in favor of RJR Tobacco and Philip Morris in Mehlman v. Philip Morris, Inc. Most recently, on October 5, 2001, an Ohio federal court jury returned a unanimous verdict in favor of Philip Morris, Brown & Williamson and Lorillard in Tompkin v. American Tobacco Co.

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

     Juries have found for plaintiffs in six smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal; three others are on appeal; and damages have been paid in one case. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' post-trial motions challenging the verdict. Philip Morris is appealing the verdict. In Williams v. Philip Morris, Inc., an Oregon state court jury returned a verdict against Philip Morris in March 1999, in the amount of $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge in this case reduced the punitive damages to $32 million. Philip Morris' appeal is pending. In Carter v. American Tobacco Co., the Florida Supreme Court, on November 22, 2000, reinstated the jury verdict against Brown & Williamson. On January 29, 2001, the Florida Supreme Court denied Brown & Williamson's request for a rehearing. According to press reports, Brown & Williamson paid approximately $1.09 million to the plaintiff on February 8, 2001. On June 29, 2001, the U.S. Supreme Court declined to review the case, thus leaving the jury verdict intact. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. Philip Morris filed motions to reduce the damages, for judgment notwithstanding the verdict or for a new trial. On August 9, 2001, plaintiff agreed to the court's recommendation that the $3 billion punitive damages award be reduced to $100 million. On September 7, 2001, Philip Morris filed its appeal to the California Court of Appeals.

     Broin II Cases. As of October 19, 2001, approximately 2,932 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins, referred to as the Broin II cases, are pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

     On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs' favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects were actually caused by environmental tobacco smoke exposure. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye's ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. However, on January 12, 2001, the Third District Court of Appeal denied plaintiffs' motion and ordered oral argument. On October 10, 2001, a different panel of the Third District Court of Appeal dismissed the appeal, finding that Judge Kaye's order is not an appealable order at this time, but noted that the ruling is without prejudice to the defendants' ability to appeal the issue at the appropriate time.

     On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict, or for a new trial. On October 1, 2001, the Circuit Court of Dade County, Florida, entered an order reflecting its September 26, 2001 rulings from the bench that denied plaintiff's post-trial motions. Plaintiff has until October 31, 2001 to appeal the court's final judgment.

     Class Action Suits. In May 1996, in an early class-action case, Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

     Class action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits against RJR Tobacco in Illinois, Missouri and New Jersey claim that the marketing of "light" and "ultralight" cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

     Few smoker class-action complaints have been certified or, if certified, have survived on appeal. All 13 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On March 19, 2001, in Guillory v. American Tobacco Co., Inc., the United States District Court for the Northern District of Illinois refused to certify a class defined as "all Illinois residents who smoke or smoked cigarettes manufactured by defendants, who started smoking while a minor, who purchase or purchased cigarettes in Illinois and who desire to participate in a program designed to assist them in the cessation of smoking and/or monitor their medical condition to promote early detection of disease caused by, contributed, or exacerbated by cigarette smoking." On May 17, 2001, in Brown v. Philip Morris, Inc., the United States Court of Appeals for the Third Circuit affirmed the trial court's dismissal of a proposed class action alleging the violation of civil rights by the targeting of "African-American smokers." On June 29, 2001, the United States District Court for the District of Nevada denied plaintiffs' motions for class certification in three cases involving casino workers exposed to environmental tobacco smoke and one case involving smokers with injuries allegedly caused by smoking. The four cases, which were consolidated for class certification purposes, are: (1) Badillo v. American Tobacco Co., Inc.; (2) Christensen v. Philip Morris Cos., Inc.; (3) Dienno v. Liggett Group, Inc.; and
(4) Selcer v. R. J. Reynolds Tobacco Co. Most recently, in two cases consolidated for class certification purposes, Mahoney v. R. J. Reynolds Tobacco Co. and Davis v. R. J. Reynolds Tobacco Co., the United States District Court for the Southern District of Iowa, Central Division, denied class certification.

     Similarly, most state courts have refused to certify smoker class actions. On December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed the trial court's denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. Plaintiffs filed a motion for leave to appeal the order denying certification to the New York Court of Appeals, the highest court in the state. The New York Court of Appeals dismissed plaintiffs' appeal on February 13, 2001.

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

Defendants appealed the jury selection process to the Louisiana Fourth Circuit Court of Appeal on July 18, 2001. On September 4, 2001, the Court of Appeal dismissed two jurors because of bias, but declined to dismiss jurors with immediate family members who were members of the class. On September 5, 2001, defendants sought review by the Louisiana State Supreme Court. On September 25, 2001, the Louisiana State Supreme Court dismissed seven additional jurors because they have immediate family members who are members of the class and expressed a desire that those family members receive medical monitoring or smoking cessation assistance. On October 9, 2001, the defendants petitioned the Louisiana Supreme Court to declare a mistrial because of the irregularities in the jury selection process. That petition was denied on October 15, 2001. Jury selection resumes on October 22, 2001.

     Trial began on January 4, 2001 in Blankenship v. Philip Morris, Inc., a West Virginia state court medical monitoring class action. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, was held on February 19, 2001. On March 23, 2001, the judge denied the defendants' motion to decertify the class. The retrial of this case began on September 5, 2001.

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

     On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution that is in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, nine other states, Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. In a tenth state, the Mississippi Supreme Court also placed limits on appeal bonds by court rule.

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

     On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.

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

     The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.2 billion during the nine months ended September 30, 2001 and $1.1 billion during the nine months ended September 30, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped.

     Certain litigation has arisen challenging the validity of the MSA, including cases with claims that the MSA violates antitrust laws. On January 5, 2001, the United States District Court for the Northern District of California dismissed one of those cases, Forces Action Project v. California. On August 15, 2001, the United States Court of Appeals for the Ninth Circuit remanded the antitrust claim, but affirmed the district court's dismissal of the remaining claims. The defendants will renew their motion to dismiss the antitrust claim.

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

     On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys' general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia brought a second action in British Columbia Provincial Court. On September 24, 2001, RJR Tobacco filed a motion to set aside attempted service of process.

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

     In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned. Discovery is ongoing, and trial has been scheduled for July 2003. RJR Tobacco remains confident that the federal lawsuit has no merit.

     Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of October 19, 2001, approximately 18 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

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

     Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor cases, have survived motions to dismiss and have proceeded or may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants' motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., discussed below. On December 21, 1999, the federal district court in the District of Columbia denied defendants' motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. On May 22, 2001, the United States Court of Appeals for the District of Columbia reversed the federal district court's ruling that denied in part defendants' motion to dismiss, and affirmed the portion of the ruling that dismissed the bulk of plaintiffs' claims in these cases. In the same opinion, the court reversed the district court's ruling that denied defendants' motion to dismiss the RICO and fraud claims in Sheet Metal Workers Trust Fund v. Philip Morris, Inc., which had been consolidated with the first three cases for purposes of pretrial discovery. The result of the D.C. Circuit's ruling is that all claims in these four cases, as well as several additional union trust fund cases that had also been consolidated for purposes of the appeal, were dismissed. On June 21, 2001, plaintiffs filed a petition for rehearing before all judges of the D.
C. Circuit with respect to these cases, which was denied on July 13, 2001. Plaintiffs in these cases have not filed any further appeals.

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

     The first and only union case to go to trial to date has been Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

     Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs.   Groups
of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield
v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These rulings were then upheld on appeal to the Third and Ninth Circuits, respectively. In a third case, Group Health Plan, Inc. v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff can pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment on (1) the statutes of limitation on June 15, 2001; and (2) causation, injury and damages on June 20, 2001. These motions are currently pending before the trial court.

     On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was less than $17.8 million, and the verdict on the subrogated claim was slightly more than $11.8 million. RJR Tobacco's portion of these amounts was $6.6 million and $4.4 million, respectively. Empire is not entitled to recover under both direct and subrogated claims; thus, Empire must elect one claim, and thus one jury verdict, or the other. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys' fees. Plaintiff filed a motion for attorneys' fees on which a hearing is scheduled for December 10, 2001. On October 4, 2001, the court denied defendants' post-trial motions, entered final judgment in favor of Empire, yet retained jurisdiction to decide the attorneys' fees issue. RJR Tobacco and the other tobacco defendants will appeal the final judgment entered upon the jury's verdict. Pending the appeal, all remaining claims of Blue Cross Blue Shield plans pending before the court are stayed.

     Native American tribes have filed similar health-care cost recovery cases, of which four are pending in tribal courts and two are pending in federal courts in New Mexico and Texas. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs' motion for class certification. On January 10, 2001, the plaintiffs voluntarily dismissed the action. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a federal district court dismissed the plaintiffs' lawsuit. On July 16, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the federal district court's dismissal. On July 30, 2001, in Acoma Pueblo v. American Tobacco Co., the United States District Court for the District of New Mexico granted defendants' motion to dismiss plaintiffs' complaint for failure to state a claim. The ruling was based on a number of grounds, including remoteness. On September 17, 2001, plaintiff filed a motion for reconsideration. On August 31, 2001, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States District Court for the Eastern District of Texas (Beaumont Division) dismissed plaintiffs' complaint. Plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit on October 1, 2001.

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

     On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs are appealing the dismissal to the United States Court of Appeals for the District of Columbia. In Obra Social de Empleados de la Marina Mercante v. American Tobacco Co., Inc., the Superior Court in Washington, D.C. granted defendants' motion to dismiss on January 13, 2001. Plaintiffs appealed the dismissal to the D.C. Court of Appeals. Additionally, plaintiffs filed a separate action in the same court on March 23, 2001; that case remains pending. On May 22, 2001, the United States Court of Appeals for the District of Columbia affirmed the federal district court's dismissal in the following three matters: (1) Guatemala v. Tobacco Institute, Inc. (a non-RJR Tobacco case); (2) Nicaragua v. Liggett Group, Inc. (another non-RJR Tobacco case); and (3) Ukraine
v. American Brands, Inc. (a case involving RJR Tobacco). The plaintiffs in these cases filed a petition for certiorari to the U.S. Supreme Court on August 20, 2001. Pursuant to the terms of the 1999 sale of RJR's international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco's liability, if any, in these cases.

     Finally, 20 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of these lawsuits, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. The case was dismissed with prejudice on June 29, 2001, after the plaintiff announced that it would not retry the case. On May 24, 2001, a Mississippi state court judge dismissed all claims by Owens-Corning in a lawsuit similar to Falise. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. Similar cases remain pending in New York, Mississippi and California.

     Antitrust Cases. Approximately 41 lawsuits have been filed by tobacco wholesalers, or indirect purchasers, against United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Thirty-eight of these cases remain pending -- 7 in federal court and 31 in state courts. In all cases, plaintiffs are asking the court to certify the lawsuits as class actions, and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in the United States, and throughout the world, that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial to the United States District Court for the Northern District of Georgia. On November 30, 2000, that court dismissed plaintiffs' claims of fraudulent concealment, claims concerning conduct outside the United States, and allegations relating to non-price conduct. The court again dismissed the fraudulent concealment claims on June 19, 2001, after plaintiffs attempted to replead them. On January 23, 2001, the federal court certified a class of direct-purchaser plaintiffs. At the state level, the Arizona case was dismissed on February 28, 2001, and plaintiffs filed an appeal on May 30, 2001. Discovery in all remaining state cases, except Kansas, is being coordinated with the federal cases. Fact discovery in the federal cases ends October 26, 2001. Parties in the Kansas and Minnesota cases are awaiting rulings on class certification.

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

     In A.D. Bedell Wholesale Co. v. Philip Morris, Inc., filed on April 13, 1999, in the United States District Court for the Western District of Pennsylvania, a cigarette wholesaler alleged that the MSA restricts cigarette output and otherwise restrains trade in violation of the Sherman Act. On March 22, 2000, the district court entered an order granting defendants' motion to dismiss counts I and II of the complaint, denying defendants' motion to dismiss count III, and denying as moot plaintiffs' motion for partial summary judgment. On April 11, 2000, the plaintiffs and defendant Philip Morris, the only defendant to which count III applied, filed a consent order dismissing count III of the amended complaint. On April 18, 2000, plaintiffs appealed the dismissal of counts I and II to the United States Court of Appeals for the Third Circuit. On June 19, 2001, the Third Circuit affirmed the district court's dismissal of counts I and II, ruling that tobacco companies that entered into the MSA, including RJR Tobacco, were immune from potential antitrust liability that was alleged to arise out of the MSA. The finding of antitrust immunity is consistent with that of all other federal courts that have considered antitrust challenges to the MSA. The plaintiffs filed a petition for rehearing and suggestion for rehearing before all judges of the Third Circuit on July 2, 2001. This petition was denied on July 24, 2001. The plaintiffs' time in which to file a petition for certiorari with the U.S. Supreme Court expires on October 22, 2001.

     On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!'s motion to amend its counterclaim to include a violation of the Sherman Act sec. 1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco's motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco's motion to strike with prejudice several of Cigarettes Cheaper!'s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export;
(2) RJR Tobacco's "No Bull" advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. Fact discovery closed on October 18, 2001.

     On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a substantially similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. Discovery is ongoing. Trial is scheduled to begin on July 8, 2002 in San Francisco, California.

     Tobacco Growers' Case. On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco and others in the United States District Court for the District of Columbia. On November 30, 2000, the court transferred the case to the United States District Court for the Middle District of North Carolina at the defendants' request. Plaintiffs allege that the defendants fixed the price of tobacco at auction. The court has ordered discovery on class issues only. The court is expected to rule on class certification sometime in the fourth quarter of 2001.

     Scheduled Trials. RJR Tobacco is a defendant in two cases currently being tried. Jury selection began on June 18, 2001 in Scott v. American Tobacco Co., a medical monitoring/smoking cessation class action pending in New Orleans. Jury selection in the retrial of Blankenship v. Philip Morris, Inc., a medical monitoring class action pending in West Virginia, began on September 5, 2001. Additional discussion of the Scott and Blankenship cases can be found above under Class Action Suits.

     Trial is scheduled to begin on November 13, 2001, in Kenyon v. R. J. Reynolds Tobacco Co., an individual smoking and health case pending in state court in Tampa, Florida. Additionally, two Broin II cases are currently scheduled for trial in 2001.

     Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR Tobacco and RJR coming to trial over the next year.

     Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000.

     On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco that was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the
United States "by means of false and fraudulent practices . . . ." RJR Tobacco understands that JT-MacDonald, Inc., Japan Tobacco's international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

     On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court's dismissal. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

     Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community, Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under the common law of U.S. states and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and ten Member States, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a similar complaint in the same jurisdiction on August 6, 2001. On August 10, 2001, the European Community requested the court to reinstate its original complaint. RJR Tobacco and other defendants filed in the United States District Court for the Southern District of Florida motions to dismiss the actions brought by Ecuador, Belize and Honduras. These motions are currently pending and are set for hearing by the court on November 16, 2001.

     On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled "Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby." RJR Tobacco has filed a motion to dismiss, which has not been ruled upon by the court. On June 13, 2001, RJR Tobacco filed a declaratory judgment action against Star Scientific in the United States District Court for the Middle District of North Carolina, seeking a declaration that the patent is invalid and not infringed by RJR Tobacco. On October 3, 2001, the North Carolina federal court granted Star Scientific's motion to stay, but denied its motions to dismiss or transfer the case.

     On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on "public grounds," even though the promotions occurred in an "adult-only facility" at a race track. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law. Discovery is underway.

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

     RJR was named in an insurance coverage suit filed August 13, 1997, by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman's Fund Insurance, filed in the First Circuit Court of the State of Hawaii, the plaintiff sought a declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under the terms of the agreement by which RJR sold that company in 1989. On June 26, 2001, the plaintiff filed for dismissal without prejudice as to all claims against RJR. A motion for summary judgment filed by Fireman's Fund Insurance Company was denied by the court on August 6, 2001.

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

     On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. RJR continues to evaluate and assess its position regarding Del Monte Corporation's claim and demand for indemnity.

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

NOTE 7 -- STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 2001 were:

                                                                     ACCUMULATED
                                                                        OTHER       UNAMORTIZED                  TOTAL
                                      COMMON   PAID-IN   RETAINED   COMPREHENSIVE   RESTRICTED    TREASURY   STOCKHOLDERS'
                                      STOCK    CAPITAL   EARNINGS       LOSS           STOCK       STOCK        EQUITY
                                      ------   -------   --------   -------------   -----------   --------   -------------
Balance at December 31, 2000........   $ 1     $7,291     $1,481         $(8)          $(41)       $(288)       $8,436
Net income..........................    --         --        346          --             --           --           346
Dividends...........................    --         --       (241)         --             --           --          (241)
Stock options exercised.............    --         40         --          --             --           --            40
Tax benefit on stock options
  exercised.........................    --         13         --          --             --           --            13
Restricted stock awarded............    --         18         --          --            (26)           8            --
Restricted stock amortization.......    --         --         --          --             17           --            17
Restricted stock forfeited..........    --         --         --          --              3           (3)           --
Common stock repurchased............    --         --         --          --             --         (369)         (369)
                                       ---     ------     ------         ---           ----        -----        ------
Balance at September 30, 2001.......   $ 1     $7,362     $1,586         $(8)          $(47)       $(652)       $8,242
                                       ===     ======     ======         ===           ====        =====        ======

     During the nine months ended September 30, 2001, certain employees and former employees exercised stock options that provided for the issuance of 1.4 million shares of common stock.

     Total comprehensive income for the three months ended September 30, 2001 and 2000 was $119 million and $117 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $346 million and $306 million, respectively, including net income and insignificant unrealized gains in the fair value of qualifying hedge derivatives and available-for-sale securities.

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

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                               ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ------   ----------   --------------   ------------   ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Net sales....................................  $  --      $2,273          $ 11           $ (11)         $2,273
Cost of products sold........................     --         926             1             (11)            916
Selling, general and administrative
  expenses...................................     12       1,083           (95)             --           1,000
Amortization of trademarks and goodwill......     --          65            26              --              91
Interest and debt expense....................     34           3            --              --              37
Interest income..............................     --         (31)           (1)             --             (32)
Intercompany interest (income) expense.......     (2)         62           (60)             --              --
Intercompany dividends.......................   (183)       (100)           --             283              --
Other expense, net...........................      3          --            --              --               3
                                               -----      ------          ----           -----          ------
     INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES..........................    136         265           140            (283)            258
Provision for (benefit from) income taxes....    (21)        102            49              --             130
Equity income from subsidiaries..............    245          82            --            (327)             --
                                               -----      ------          ----           -----          ------
     INCOME FROM CONTINUING OPERATIONS.......    402         245            91            (610)            128
Loss on sale of discontinued businesses, net
  of income taxes............................     --          --            (9)             --              (9)
                                               -----      ------          ----           -----          ------
     NET INCOME..............................  $ 402      $  245          $ 82           $(610)         $  119
                                               =====      ======          ====           =====          ======
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Net sales....................................  $  --      $2,090          $ 12           $ (13)         $2,089
Cost of products sold........................     --         895            --             (13)            882
Selling, general and administrative
  expenses...................................     11         920           (79)             --             852
Amortization of trademarks and goodwill......     --          65            26              --              91
Interest and debt expense....................     42           1            --              --              43
Interest income..............................     --         (28)           (2)             --             (30)
Intercompany interest (income) expense.......     (2)        100           (98)             --              --
Intercompany dividends.......................    (84)       (100)           --             184              --
Other expense, net...........................      8           1            --              --               9
                                               -----      ------          ----           -----          ------
     INCOME BEFORE INCOME TAXES..............     25         236           165            (184)            242
Provision for (benefit from) income taxes....    (28)         92            60               1             125
Equity income from subsidiaries..............    249         105            --            (354)             --
                                               -----      ------          ----           -----          ------
     NET INCOME..............................  $ 302      $  249          $105           $(539)         $  117
                                               =====      ======          ====           =====          ======

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                               ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ------   ----------   --------------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Net sales....................................  $   --     $6,492         $  36          $   (36)        $6,492
Cost of products sold........................      --      2,762             3              (36)         2,729
Selling, general and administrative
  expenses...................................      36      2,980          (255)              --          2,761
Amortization of trademarks and goodwill......      --        195            77               --            272
Interest and debt expense....................     104          9            --               --            113
Interest income..............................      (2)      (105)           (3)              --           (110)
Intercompany interest (income) expense.......      (7)       224          (217)              --             --
Intercompany dividends.......................    (964)      (302)           --            1,266             --
Other expense, net...........................      11         --            --               --             11
                                               ------     ------         -----          -------         ------
     INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES..........................     822        729           431           (1,266)           716
Provision for (benefit from) income taxes....     (50)       259           152               --            361
Equity income from subsidiaries..............     740        270            --           (1,010)            --
                                               ------     ------         -----          -------         ------
     INCOME FROM CONTINUING OPERATIONS.......   1,612        740           279           (2,276)           355
Loss on sale of discontinued businesses, net
  of income taxes............................      --         --            (9)              --             (9)
                                               ------     ------         -----          -------         ------
     NET INCOME..............................  $1,612     $  740         $ 270          $(2,276)        $  346
                                               ======     ======         =====          =======         ======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Net sales....................................  $   --     $6,048         $  35          $   (37)        $6,046
Cost of products sold........................      --      2,628             2              (37)         2,593
Selling, general and administrative
  expenses...................................      28      2,671          (227)              --          2,472
Tobacco settlement and related expenses......      --         (3)           --               --             (3)
Amortization of trademarks and goodwill......      --        195            79               --            274
Interest and debt expense....................     126          3            --               --            129
Interest income..............................      --        (69)           (6)              --            (75)
Intercompany interest (income) expense.......      (7)       295          (288)              --             --
Intercompany dividends.......................     (84)      (455)           --              539             --
Other expense, net...........................      24          1            --               --             25
                                               ------     ------         -----          -------         ------
     INCOME (LOSS) BEFORE INCOME TAXES.......     (87)       782           475             (539)           631
Provision for (benefit from) income taxes....     (65)       222           167                1            325
Equity income from subsidiaries..............     868        308            --           (1,176)            --
                                               ------     ------         -----          -------         ------
     NET INCOME..............................  $  846     $  868         $ 308          $(1,716)        $  306
                                               ======     ======         =====          =======         ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                               ISSUER   GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ------   ----------   --------------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Cash flows from operating activities.........  $ 623      $1,305         $ 262          $  (909)        $1,281
                                               -----      ------         -----          -------         ------
Cash flows from (used in) investing
  activities:
  Short-term investments.....................     --        (205)           --               --           (205)
  Intercompany notes receivable..............      3         (10)           36              (29)            --
  Other, net.................................     --         (48)           --               --            (48)
                                               -----      ------         -----          -------         ------
     Net cash flows from (used in) investing
       activities............................      3        (263)           36              (29)          (253)
                                               -----      ------         -----          -------         ------
Cash flows from (used in) financing
  activities:
  Intercompany notes payable.................     11         (40)           --               29             --
  Repayments of long-term debt...............    (73)         --            --               --            (73)
  Dividends paid on common stock.............   (235)       (607)         (302)             909           (235)
  Repurchase of common stock.................   (369)         --            --               --           (369)
  Proceeds from exercise of stock options....     43          --            --               --             43
                                               -----      ------         -----          -------         ------
     Net cash flows used in financing
       activities............................   (623)       (647)         (302)             938           (634)
                                               -----      ------         -----          -------         ------
Net change in cash and cash equivalents......      3         395            (4)              --            394
Cash and cash equivalents at beginning of
  period.....................................     14       2,424           105               --          2,543
                                               -----      ------         -----          -------         ------
Cash and cash equivalents at end of period...  $  17      $2,819         $ 101          $    --         $2,937
                                               =====      ======         =====          =======         ======
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Cash flows from operating activities.........  $ 865      $1,372         $ 281          $(1,349)        $1,169
                                               -----      ------         -----          -------         ------
Cash flows from (used in) investing
  activities:
  Short-term investments.....................     --         109             1               --            110
  Intercompany notes receivable..............      3          (6)          384             (381)            --
  Other, net.................................   (535)       (190)           44              645            (36)
                                               -----      ------         -----          -------         ------
     Net cash flows from (used in) investing
       activities............................   (532)        (87)          429              264             74
                                               -----      ------         -----          -------         ------
Cash flows from (used in) financing
  activities:
  Intercompany notes payable.................     (3)       (118)         (260)             381             --
  Repayments of long-term debt...............    (46)         --            --               --            (46)
  Dividends paid on common stock.............   (244)       (249)         (455)             704           (244)
  Repurchase of common stock.................   (170)         --            --               --           (170)
  Proceeds from exercise of stock options....     27          --            --               --             27
                                               -----      ------         -----          -------         ------
     Net cash flows used in financing
       activities............................   (436)       (367)         (715)           1,085           (433)
                                               -----      ------         -----          -------         ------
Net cash flows related to discontinued
  businesses.................................    103         (19)           --               --             84
                                               -----      ------         -----          -------         ------
Net change in cash and cash equivalents......     --         899            (5)              --            894
Cash and cash equivalents at beginning of
  period.....................................     --       1,062           115               --          1,177
                                               -----      ------         -----          -------         ------
Cash and cash equivalents at end of period...  $  --      $1,961         $ 110          $    --         $2,071
                                               =====      ======         =====          =======         ======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                         ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
SEPTEMBER 30, 2001
ASSETS
Cash and cash equivalents..............  $    17    $ 2,819         $  101         $     --       $ 2,937
Short-term investments.................       --        205             --               --           205
Other current assets...................        4      1,720             98             (450)        1,372
Trademarks, net........................       --         --          2,798               --         2,798
Goodwill, net..........................       --      7,108             --               --         7,108
Intercompany notes receivable..........      138         15          4,067           (4,220)           --
Investment in subsidiaries.............   11,431      6,085             --          (17,516)           --
Other noncurrent assets................       61      1,519              5              (12)        1,573
                                         -------    -------         ------         --------       -------
     Total assets......................  $11,651    $19,471         $7,069         $(22,198)      $15,993
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 2,067         $   --         $     --       $ 2,067
Other current liabilities..............    1,021        808             22             (450)        1,401
Intercompany notes payable.............       65      4,155             --           (4,220)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      747        893            981              (12)        2,609
Stockholders' equity...................    8,242     11,450          6,066          (17,516)        8,242
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $11,651    $19,471         $7,069         $(22,198)      $15,993
                                         =======    =======         ======         ========       =======
DECEMBER 31, 2000
ASSETS
Cash and cash equivalents..............  $    14    $ 2,424         $  105         $     --       $ 2,543
Other current assets...................        7      2,221             54             (954)        1,328
Trademarks, net........................       --         --          2,875               --         2,875
Goodwill, net..........................       --      7,303             --               --         7,303
Intercompany notes receivable..........      141          5          4,103           (4,249)           --
Investment in subsidiaries.............   11,957      6,117             --          (18,074)           --
Other noncurrent assets................       69      1,429              6                1         1,505
                                         -------    -------         ------         --------       -------
     Total assets......................  $12,188    $19,499         $7,143         $(23,276)      $15,554
                                         =======    =======         ======         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Tobacco settlement and related
  accruals.............................  $    --    $ 1,394         $   --         $     --       $ 1,394
Other current liabilities..............    1,307        993             36             (954)        1,382
Intercompany notes payable.............       54      4,195             --           (4,249)           --
Long-term debt (less current
  maturities)..........................    1,576         98             --               --         1,674
Other noncurrent liabilities...........      815        843          1,009                1         2,668
Stockholders' equity...................    8,436     11,976          6,098          (18,074)        8,436
                                         -------    -------         ------         --------       -------
     Total liabilities and
       stockholders' equity............  $12,188    $19,499         $7,143         $(23,276)      $15,554
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

RESULTS OF OPERATIONS

                                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  ---------------------   -------------------
                                                    2001         2000      2001        2000
                                                  --------     --------   -------     -------
Net sales.......................................   $2,273       $2,089    $6,492      $6,046
Cost of products sold(*)........................      916          882     2,729       2,593
Selling, general and administrative expenses....    1,000          852     2,761       2,472
Tobacco settlement and related expenses.........       --           --        --          (3)
                                                   ------       ------    ------      ------
Operating company contribution..................   $  357       $  355    $1,002      $  984
                                                   ======       ======    ======      ======

---------------

(*) $666 million and $605 million of ongoing settlement expense was recorded in cost of products sold for the three months ended September 30, 2001 and 2000, respectively, and $2.0 billion and $1.7 billion was recorded during the nine-month periods ended September 30, 2001 and 2000, respectively. Tobacco settlement and related expenses include only initial, up-front tobacco settlement and other related expenses.

     Net sales of $2.3 billion and $6.5 billion for the three months and nine months ended September 30, 2001 increased 8.8% and 7.4%, respectively, from the comparable prior-year periods. The increase in both comparative periods was primarily driven by favorable pricing of $297 million for the third quarter and $770 million for the nine-month period resulting from price increases in the last half of 2000 and the first half of 2001. Volume declines partially offset the increases in net sales.

     RJR Tobacco's shipment volume during the quarter ended September 30, 2001 was adversely impacted by estimated declines in trade inventory levels and decreased consumption. Consumption of RJR Tobacco's products, which represents retail sales to consumers, declined approximately 3% during the third quarter of 2001 compared with the prior-year period. Consumption is expected to continue to decline through 2001. RJR Tobacco's total shipment volume during the quarter ended September 30, 2001 of 23.5 billion units, excluding Puerto Rico and certain other U.S. territories' volume of .2 billion units, decreased 5.0% from the quarter ended September 30, 2000. Shipment volume during the first nine months of 2001 of 69.1 billion units, excluding Puerto Rico and certain other U.S. territories' volume of .9 billion units, decreased 4.5% from the prior-year period. For the quarter ended September 30, 2001, RJR Tobacco's full-price and savings shipments decreased 5.8% and 3.6%, respectively, when compared with the prior-year quarter. For the nine months ended September 30, 2001, RJR Tobacco's full-price and savings shipments decreased 4.6% and 4.3%, respectively, when compared with the prior-year period. RJR Tobacco's full-price shipments represented 63.3% and 63.8% of total shipments for the quarters ended September 30, 2001 and 2000, respectively, and 63.2% in each of the nine-month periods ended September 30, 2001 and 2000.

     CAMEL shipment volume, excluding the non-filter style, was down 1.8% and up 1.7% for the three months and nine months ended September 30, 2001, respectively, when compared with the prior-year periods. Shipments of base WINSTON were down 2.3% and 0.8% for the three months and nine months ended September 30, 2001, respectively, when compared with the prior-year periods. SALEM shipments decreased 12.9% and 12.6%, respectively, for the three and nine months ended September 30, 2001, when compared with the prior-year periods. For the three and nine months ended September 30, 2001, DORAL shipments decreased 8.2% and 7.7%, respectively, when compared with the prior-year periods.

     Industry volume decreased 2.3% and 2.6% for the three months and nine months ended September 30, 2001, respectively, when compared with the prior-year periods. For the quarter ended September 30, 2001, full-price and savings shipments for the industry decreased 2.0% and 3.1%, respectively, when compared with the prior-year quarter. For the nine months ended September 30, 2001, full-price and savings shipments for the industry decreased 1.9% and 4.6%, respectively, when compared with the prior-year period. Industry full-price shipments represented 73.7% of total shipments for the quarter ended September 30, 2001, up 0.2 share points over the prior-year period, and 74.1% for the nine months ended September 30, 2001, up 0.5 share points over the prior-year period.

     RJR Tobacco's retail share of market, according to data from Information Resources Inc./Capstone, averaged 23.38% for the quarter ended September 30, 2001, a decrease of .37 share points compared with the quarter ended September 30, 2000. Compared with the second quarter of 2001, RJR Tobacco's retail share of market declined .11 share points.

     CAMEL, RJR Tobacco's largest full-price brand, continued its growth trend during the third quarter of 2001. CAMEL's share of market, excluding the non-filtered style, was 5.54% in the third quarter of 2001, compared with 5.49% in the second quarter of 2001 and 5.31% in the third quarter of 2000. CAMEL's growth can be attributed to its strong "Pleasure to Burn" positioning, innovative packaging and marketing activities. Additionally, during the third quarter of 2001, CAMEL began a national launch of Turkish Jade, a menthol line extension.

     Base WINSTON's retail share averaged 4.96% in the third quarter of 2001. Base WINSTON was up from its second quarter of 2001 share of 4.76% and up from its third quarter of 2000 share of 4.78%. During the second quarter of 2001, WINSTON introduced WINSTON S2, a new line extension that features a new blend and high-impact silver packaging. Given the successful introduction of the S2 line extension and the continued growth of the box category, WINSTON launched an S2 100s style nationwide in August 2001.

     SALEM's share averaged 2.67% in the third quarter of 2001 compared with 2.80% in the second quarter of 2001 and 2.99% in the third quarter of 2000. SALEM continues to refine its marketing efforts in its ten emphasis markets. SALEM's unique Slide Box styles, which are blended to offer a richer tobacco taste than other SALEM products, are featured in the emphasis markets. In the third quarter, the brand offered those styles packaged in four artist-designed tins.

     Since the second quarter of 2001, DORAL's share of market has declined after performing well for several quarters. The retail share of market of DORAL, the nation's best-selling savings brand, was 5.82% for the quarter ended September 30, 2001, down from 5.98% in the second quarter of 2001 and down from 6.15% in the third quarter of 2000. The recent declines are a result of intense price competition and deep-discount brand growth. DORAL continues to implement its two-fold strategy of building brand equity while maintaining a competitive price. During the fourth quarter of 2001, DORAL will upgrade its blend and packaging to deliver a higher quality product and a more contemporary image.

     RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area in April 2000 through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. ECLIPSE is a cigarette that primarily heats rather than burns tobacco. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, bronchitis and possibly emphysema when compared with other cigarettes.

     Cost of products sold of $916 million in the third quarter of 2001 increased $34 million from the third quarter of 2000, primarily due to an increase in ongoing settlement costs partially offset by decreased volume. Cost of products sold of $2.7 billion in the first nine months of 2001 increased $136 million from 2000, primarily due to an increase in ongoing settlement costs partially offset by decreased volume and lower raw material costs.

     Selling, general and administrative expenses of $1.0 billion for the third quarter of 2001 increased $148 million from the comparable prior-year quarter. For the first nine months of 2001, selling, general and administrative expenses of $2.8 billion increased $289 million from the prior-year period. These changes over the prior-year periods were primarily due to increased promotional expense, composed mainly of competitive discounts.

     Tobacco settlement and related expenses reflect a $3 million reversal of the liability for employee severance and related benefits during the second quarter of 2000. This reversal reflects a less-than-expected volume decline that resulted in a corresponding less-than-expected related workforce reduction.

     Operating company contribution of $357 million and $1.0 billion for the three and nine months ended September 30, 2001, respectively, was up slightly from the comparable prior-year periods primarily due to the factors discussed above.

     Interest and debt expense of $37 million in the third quarter of 2001 decreased $6 million from the third quarter of 2000. For the first nine months of 2001, interest and debt expense of $113 million decreased $16 million from the comparable prior-year period. The decrease in both periods resulted primarily from lower debt balances.

     Interest income increased $2 million and $35 million for the quarter and nine-month period ended September 30, 2001, respectively, from the comparable prior-year periods. These increases reflect higher cash balances partially offset by declining interest rates.

     Other expense, net decreased $6 million and $14 million for the quarter and nine-month period ended September 30, 2001, respectively, from the comparable prior-year periods. This change was primarily due to foreign exchange losses realized during the first quarter of 2000 on debt denominated in foreign currencies. All debt denominated in foreign currencies was retired in 2000.

     Provision for income taxes was $130 million, or an effective rate of 50.4%, in the third quarter of 2001 compared with $125 million, or an effective rate of 51.7%, recorded in the third quarter of 2000. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

     Discontinued operations for the three and nine months ended September 30, 2001 included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Including this adjustment, the net after-tax gain on the sale of the international tobacco business was $2.3 billion.

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

Cash Flows

     Net cash flows from operating activities of $1.3 billion in the first nine months of 2001 increased $112 million from the comparable 2000 period. This change primarily reflects increased revenues from higher pricing and increased interest income, partially offset by increased tobacco settlement expenses and promotional expenses.

     Net cash flows used in investing activities were $253 million in the first nine months of 2001 compared with net cash inflows of $74 million in the prior-year period. This change is primarily due to investments in short-term securities in the first quarter of 2001, compared with proceeds received from the maturity of short-term investments in the first quarter of 2000.

     Net cash flows used in financing activities were $634 million and $433 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in funds used was primarily due to higher common stock repurchases and long-term debt repayments partially offset by the proceeds received from the exercise of stock options.

     Net cash flows from discontinued businesses in the third quarter of 2000 reflected a refund of taxes related to the 1999 sale of the international tobacco business.

     During the third quarter of 2001, RJR repurchased 2,365,600 shares of its common stock with an aggregate cost of $131 million. Of these amounts, 907,100 shares with an aggregate cost of $51 million completed a $350 million repurchase program authorized by RJR's board of directors on December 12, 2000. The remaining 1,458,500 shares with an aggregate cost of $80 million were repurchased during the third quarter of 2001 under an authorization by RJR's board of directors on July 18, 2001. This program authorizes the repurchase of shares of RJR's common stock from time to time in the open market, with a maximum aggregate cost to RJR of $300 million, to enhance stockholder value. The stock repurchases will be funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares ultimately repurchased will depend upon market conditions. As of October 19, 2001, RJR repurchased 500,000 additional shares at a cost of $29 million under this authorization.

     From November 1999 through September 30, 2001, cumulative repurchases under all programs were 17,801,739 shares with an aggregate cost of $655 million, and through October 19, 2001, cumulative repurchases of all programs were 18,301,739 shares with an aggregate cost of $684 million. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee benefit plans, are included in treasury stock in RJR's condensed consolidated balance sheets.

Debt

     RJR entered into a $1.235 billion revolving credit facility with a syndicate of banks effective May 18, 1999, as amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount will remain at $1.235 billion until November 2001, at which time the committed amount will be reduced to $622 million through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and, as of November 17, 2000, RJR Acquisition Corp. have guaranteed RJR's obligations under this revolving credit facility. If RJR's senior unsecured debt is rated below BBB- by S&P or Baa3 by Moody's, RJR's other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR's ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At September 30, 2001, RJR had $132 million in letters of credit and no borrowings outstanding under the facility, with the remaining $1.1 billion of the facility available for borrowing.

     RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2001.

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

     RJR was in compliance with all covenants and restrictions imposed by its indebtedness at September 30, 2001.

     On December 10, 1999, RJR filed a shelf registration statement, which became effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of the date of this filing, no debt securities have been issued thereon.

     On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9 1/2% junior subordinated debentures, due in 2047, redeemable by RJR on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying condensed consolidated balance sheet as of September 30, 2001. The trust holds certain U.S. Government Obligations maturing at such times and in such amounts sufficient to pay interest and principal.

     As of September 30, 2001, RJR also had $331 million of public notes, at fixed interest rates of 7.6% through 9.25%, due in 2002 through 2013.

Dividends

     On July 18, 2001, the board of directors of RJR declared a quarterly cash dividend of $.875 per common share, an increase of 12.9% from $.775. The dividend was paid on October 1, 2001 to stockholders of record as of September 10, 2001. On an annualized basis, the new dividend rate is $3.50 per common share.

Capital Expenditures

     Capital expenditures were $36 million and $38 million for the nine months ended September 30, 2001 and 2000, respectively. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJR Tobacco. RJR Tobacco plans to spend $70 million to $75 million for capital expenditures during 2001, funded by cash flows from operations. There were no material long-term commitments for capital expenditures as of September 30, 2001.

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

     In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 6 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR

Tobacco under the MSA and other existing settlement agreements were $1.2 billion during the nine months ended September 30, 2001 and $1.1 billion during the nine months ended September 30, 2000. RJR Tobacco estimates these payments in 2001 and future years will exceed $2 billion per year. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco's market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position and results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

     The advertising, sale and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, several state governments are considering increasing their excise taxes on cigarettes, and legislation has been introduced in the U.S. Congress regarding regulation by the U.S. Food and Drug Administration of the manufacture and sale of cigarettes. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

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

     In March 1994, the U.S. Occupational Safety and Health Administration announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. RJR Tobacco submitted comments on the proposed regulations during the comment period that closed in February 1996, but no regulation has been adopted to date. On May 1, 2001, Action on Smoking and Health filed suit in the United States Court of Appeals for the District of Columbia Circuit, seeking to compel OSHA to adopt regulatory policies on smoking. OSHA has replied that there are problems with its original risk assessment that would require it to begin the rulemaking process anew if it decides to proceed, but that it may exercise its discretion to terminate the proceeding without issuing a final standard. The court has not yet ruled on the Action on Smoking and Health petition. Although RJR Tobacco cannot predict the form, timing or effect of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJR Tobacco expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. Although many employers currently do not permit smoking in the workplace, incremental restrictions on smokers could have an adverse effect on cigarette sales of all manufacturers.

     In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the United States District Court for the District of Massachusetts seeking to have the statute declared invalid. In September 2000, the district court permanently enjoined enforcement of the law relating to ingredient disclosure and issued a judgment in favor of the cigarette manufacturers. On October 16, 2001, the United States Court of Appeals for the First Circuit reversed the district court's decision, ruling that the ingredients disclosure provisions are valid. The manufacturers are seeking to have this decision overturned.

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

     In June 2000, the New York State legislature passed legislation charging the state's Office of Fire Prevention and Control with developing standards for "fire safe" or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, but no later than July 1, 2003, all cigarettes offered for sale in New York State will be required to be manufactured to those standards. RJR Tobacco is unable to predict what design or manufacturing changes will be necessary for cigarettes manufactured for sale in New York until the standards are published. Similar legislation is being considered by other state legislatures.

     On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco's products, filed a Petition in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue's interpretation of 316 N.A.C. sec.sec. 57-012, 57-015 and 57-016. The Department of Revenue maintains that this regulation prohibits the advertisement of RJR Tobacco's manufacturer's promotion known as a "buy down" to consumers. The plaintiffs have challenged the Department of Revenue's interpretation of this regulation on the grounds that such action exceeded the Department's statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. The Defendants have not yet filed an answer to the Petition.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, RJR Tobacco adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. In the accompanying income statements, as provided in EITF No. 00-14, certain costs historically included in selling, general and administrative expenses are now classified in cost of products sold or as reductions of net sales. Prior period amounts have been reclassified for comparative purposes.

     Additionally, the adoption of EITF No. 00-14 shifts the recognition of a portion of these incentive costs to other interim periods within the annual period. The effect of this change increased net income $6 million, or $.06 per basic and diluted share, for the three months ended September 30, 2001 and decreased net income $3 million, or $.03 per basic and diluted share, for the nine months ended September 30, 2001. If this accounting change had been applied during 2000, the pro forma net income for the three months ended September 30, 2000 would have remained unchanged, and the pro forma net income for the nine months ended September 30, 2000 would have been $315 million, or $3.10 per basic share and $3.09 per diluted share. The adoption of EITF No. 00-14 had no impact on RJR Tobacco's annual net income or cumulative earnings.

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

     At September 30, 2001, RJR Tobacco held a forward currency exchange contract to purchase seven million Euros with a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. As of September 30, 2001, the foreign currency cash flow hedge was determined to be effective and, accordingly, no gain or loss was realized. The unrealized mark-to-market gain was insignificant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses the accounting for business combinations and prohibits the pooling-of-interests method. This statement is effective for businesses acquired after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will be effective for RJR as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives acquired in a business combination not be amortized. The statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement and at least annually. Within six months of adoption of SFAS No. 142, the existence of goodwill impairment is to be assessed by comparing the fair value of the reporting unit with its carrying value. If impairment is determined to exist, it is to be measured as of the beginning of the year of adoption and recorded no later than the end of the year of adoption. Any impairment loss recognized as a result of initial application is to be recognized as the effect of a change in accounting principle in the statement of income. Income per share effects of the accounting change are to be separately disclosed.

     RJR Tobacco's management anticipates that the adoption of SFAS No. 142 will result in the elimination of amortization expense related to goodwill and trademarks, estimated to be $362 million, or $322 million after tax, for 2001. The impact of initial adoption related to impairment of goodwill and indefinite-lived intangible assets, if any, on RJR Tobacco's financial position or results of operations has not been determined.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact RJR's consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR is exposed to interest rate risk directly related to its normal investing and funding activities. In addition, since the second quarter of 2001, RJR has been exposed to foreign currency exchange rate risk related to an unrecognized firm commitment for the purchase of equipment denominated in Euros. RJR has established various policies and procedures to manage its exposure to market risks and uses major institutions with high credit ratings to minimize its investment and credit risk. RJR Tobacco manages the exposure related to the foreign currency exchange risk through a forward currency exchange contract, with a duration of less than 12 months. As an effective foreign currency cash flow hedge, the changes in the market value of the contract have a high correlation to the price changes of the related firm commitment. RJR does not use derivative financial instruments for trading or speculative purposes.

     RJR uses the value-at-risk model to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. This model indicates that near term changes in interest rates and foreign currency rates will not have a material impact on RJR's future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR Tobacco's products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the third quarter of 2001, 20 new actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 42 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On September 30, 2001, there were 1,658 active cases pending, including approximately 1,200 cases pending in West Virginia state court as a consolidated action, as compared with 1,649 on September 30, 2000 and 561 on September 30, 1999. As of October 19, 2001, 1,658 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,653 in the United States; 2 in Puerto Rico; and 1 in each of Canada, Israel and the Marshall Islands. The U.S. case number does not include the 2,932 Broin II cases pending as of October 19, 2001.

     The U.S. cases, exclusive of the Broin II cases, are pending in 37 states and the District of Columbia. The breakdown is as follows: 1,234 in West Virginia; 90 in New York; 55 in Florida; 51 in California; 35 in the District of Columbia; 28 in each of Louisiana and Mississippi; 13 in Iowa; 12 in Texas; 10 in each of Missouri and New Jersey; 9 in Alabama; 7 in Georgia; 6 in each of Illinois, New Mexico and Tennessee; 5 in Pennsylvania; 4 in each of Massachusetts, Michigan, New Hampshire and Nevada; 3 in each of Arizona, Connecticut, Minnesota, North Dakota and Ohio; 2 in each of Indiana, Kansas, Maryland, North Carolina and South Dakota; 1 in each of Maine, Nebraska, Oklahoma, Oregon, Utah, Washington and Wisconsin. Of the 1,653 active U.S. cases, 142 are pending in federal court, 1,507 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

     For additional information about litigation and legal proceedings, see note 6 to the condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Governmental Activity" in Part I -- Financial Information.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------   ------------------------------------------------------------
  12.1    Computation of Ratio of Earnings to Fixed Charges/Deficiency
          in the Coverage of Fixed Charges by Earnings Before Fixed
          Charges for each of the five years within the period ended
          December 31, 2000 and for the nine months ended September
          30, 2001.

(B) REPORTS ON FORM 8-K

     During the quarter ended September 30, 2001, RJR filed no reports on Form 8-K.

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

                                          R.J. REYNOLDS TOBACCO HOLDINGS, INC.
                                                      (Registrant)

                                          /s/ KENNETH J. LAPIEJKO
                                          --------------------------------------
                                          Kenneth J. Lapiejko
                                          Executive Vice President and Chief
                                          Financial Officer

Date: November 1, 2001

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
-------                                 -----------

  12.1      Computation of Ratio of Earnings to Fixed Charges/Deficiency in the
            Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2000 and for the nine months ended September 30, 2001.