Form 10-K
period 2001-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2002-02-28
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

               (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-6388

R.J. Reynolds Tobacco Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0950247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 North Main Street

Winston-Salem, NC 27102-2866
(Address of principal executive offices) (Zip Code)

(336) 741-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Common Stock, par value $.01 per share	New York	8 3/4% Notes due August 15, 2005	New York
8 5/8% Notes due December 1, 2002	New York	8 3/4% Notes due July 15, 2007	New York
7 5/8% Notes due September 15, 2003	New York	9 1/4% Debentures due August 15, 2013	New York
8 3/4% Senior Notes due April 15, 2004	New York

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of common stock held by non-affiliates of R.J. Reynolds Tobacco Holdings, Inc. on January 31, 2002 was approximately $5.5 billion, based on the closing price of $59.75. Certain directors of R.J. Reynolds Tobacco Holdings, Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 31, 2002: 93,242,931 shares of common stock, par value $.01 per share.

Documents Incorporated by Reference:

      Portions of the Definitive Proxy Statement of R.J. Reynolds Tobacco Holdings, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 15, 2002 are incorporated by reference into Part III of this report.

PART I

Item 1. Business

      R.J. Reynolds Tobacco Holdings, Inc. was incorporated as a holding company in 1970, and is listed on the NYSE as RJR. RJR’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc. RJR also wholly owns RJR Acquisition Corp.

      RJR has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2001. Those brands, and its other brands, including VANTAGE, MORE, NOW, MONARCH and BEST VALUE, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

      During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. In May 1999, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc. As a result of this sale, RJR Tobacco’s business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. A portion of the proceeds from the sale of the international tobacco business was used by RJR to repurchase $4 billion of its debt. Additionally, RJR transferred $1.6 billion in cash proceeds, together with its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

      On December 11, 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate, and was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp. Net cash proceeds to RJR Acquisition Corp. were $1.5 billion, after transaction costs and payments to NGH stockholders.

      On January 16, 2002, RJR acquired 100% of the voting stock of privately held Santa Fe for $340 million in cash, subject to post-closing adjustments. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned operating subsidiary of RJR.

      Santa Fe manufactures cigarettes, under the NATURAL AMERICAN SPIRIT brand, and other tobacco products in the United States and currently markets its products primarily in the United States. The financial condition and results of operations of Santa Fe do not meet the criteria as a reportable operating segment. As a result, information related to Santa Fe is not disclosed separately in this document.

Industry Overview

      U.S. cigarette shipments decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000 and declined 3.2%, to 406.4 billion units in 2001. From December 1999 to December 2001, wholesale cigarette prices of the major manufacturers increased $.52 per pack overall.

Competition

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. market with several large participants. Based on data collected by Information Resources Inc./Capstone, during 2001, 2000 and 1999, Philip Morris Incorporated had an overall retail share of market of 50.45%, 50.37% and 49.58%, respectively. During these same years, RJR Tobacco had an overall share of 23.42%, 23.58% and 23.92%, respectively, and the remaining participants held lesser shares.

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display and promotion and price. Substantial marketing support, merchandising display and competitive pricing generally are required to maintain or improve a brand’s market position or to introduce a new brand. Increased selling prices and higher cigarette taxes have resulted in increased competitive discounting and the proliferation of deep-discount brands. The cost structures of manufacturers of these brands are less impacted by the Master Settlement Agreement and other states settlement agreements than larger manufacturers.

      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA, signed in late 1998, contains provisions restricting the marketing of cigarettes. See “—Litigation Affecting the Cigarette Industry” for more discussion of the MSA.

      Established cigarette brands usually have a competitive advantage in the United States because of significant cigarette marketing restrictions. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of competing brands in the United States, but there can be no assurance that such efforts will be successful. See “—Marketing” for more discussion of RJR Tobacco’s marketing efforts.

Strategy

      RJR’s goals are to:

•	stabilize, then grow earnings and cash flow;

•	deliver an attractive return to stockholders; and

•	stabilize, then grow share of market for RJR Tobacco’s four key brands: CAMEL, WINSTON, SALEM and DORAL.

Marketing

      RJR’s operating subsidiaries are committed to providing unique products and increased value to adult smokers. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty and attract adult smokers of competing brands, primarily in an effort to stabilize, then grow share of market on RJR Tobacco’s four key brands. These brands’ retail share of market on a combined basis has been relatively stable since 1999. RJR Tobacco utilizes a two-fold approach to market its key brands: build strong brand equity while maintaining a competitive price. In 2001, RJR Tobacco introduced many new programs and products to build each brand’s equity and attract adult smokers of competitive brands.

      CAMEL, RJR Tobacco’s largest brand, continued to deliver strong retail share of market growth in 2001. The brand’s “Pleasure to Burn” positioning and new equity programs like the “Seven Pleasures of the Exotic” continued to appeal to competitive adult smokers. New products also enhanced CAMEL’s performance in 2001. Following the successful launch of Turkish Gold in 2000, the brand introduced Turkish Jade, a menthol line extension, in the third quarter of 2001.

      WINSTON’s share performance in 2001 benefited from the launch of new programs and products to modernize the brand’s positioning. Contributing to WINSTON’s share increase was the introduction of the “No Boundaries, No Bull” promotion offering adult smokers the chance to win a unique adventure. Beginning in the second quarter, WINSTON introduced two new styles, S2 and S200’s, that feature a new blend and high impact silver packaging. Silver highlights were added to the packaging on the brand’s other styles, extending the modernization of WINSTON’s image.

      SALEM’s marketing efforts have been concentrated in its emphasis markets. In these markets, SALEM offers unique programs and products like the Slide Box styles, which are blended to offer a richer tobacco taste than other SALEM products. Although the results in the ten emphasis markets have been better than in the balance of the country, the brand is evaluating opportunities to strengthen its performance.

      DORAL’s marketing program continues to focus on exceeding adult smokers’ expectations with its “Imagine Getting More” positioning. DORAL, the largest savings brand in the country, offers savings-conscious adult smokers added value at a competitive price. Due to pricing pressure and the growth of deep-

discount brands, DORAL’s share started to decline in the second quarter of 2001 after holding steady for several quarters. To improve its performance, DORAL has recently launched a comprehensive upgrade of its products and packaging with unique advertising to communicate the improvements.

      In addition to its marketing programs discussed above, RJR Tobacco utilizes a defensive retail pricing strategy, including discounting at retail, to defend its brands’ share of market against competitive pricing pressure. RJR Tobacco continued to enhance its retail strategy during 2001, gaining increased promotional coverage, broader retail presence and more competitive pricing.

      On a combined basis, RJR Tobacco’s four key brands represent over 80% of its volume and share of market. Additional RJR Tobacco full-price and savings products are offered to meet the diverse preferences of adult smokers. Other full-price brands include VANTAGE, MORE and NOW. In the savings category, MONARCH, BEST VALUE and various private label brands are available for cost-conscious adult smokers.

      RJR Tobacco also is committed to finding ways to develop and market consumer-acceptable cigarettes that may present less risk associated with smoking. In April 2000, RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. ECLIPSE is a cigarette that primarily heats rather than burns tobacco. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with tobacco-burning cigarettes.

      RJR Tobacco continues to use advertisements in magazines read primarily by adults, direct mailings to age-verified adult smokers and other means to market its brands and enhance their appeal among adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in other adult venues where permitted. As a result of the MSA and other federal, state and local legislative and regulatory restrictions, RJR Tobacco does not utilize television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes.

Manufacturing and Distribution

      RJR Tobacco owns both of its cigarette manufacturing facilities, which are located in the Winston-Salem, North Carolina area: Tobaccoville, a two-million-square-foot facility constructed in 1985; and the Whitaker Park complex, which includes a one-and-one-half-million-square-foot plant, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a combined production capacity of approximately 150 billion cigarettes per year, and believes its cigarette manufacturing facilities are among the most technologically advanced in the United States.

      RJR Tobacco sells its cigarettes primarily to distributors and wholesalers and to certain large retail stores, which buy on a spot basis. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2001 or 2000.

      During 2001, 2000 and 1999, sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 20%, 19% and 17%, respectively, of RJR’s consolidated revenue. No other customer accounted for 10% or more of RJR’s revenue during those years.

Raw Materials

      In its production of cigarettes, RJR Tobacco uses domestic burley and flue-cured leaf tobaccos, as well as oriental tobaccos grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

      During 2001, RJR Tobacco primarily contracted directly with U.S. tobacco growers to purchase flue-cured and burley leaf. The cost of tobacco purchased by contract from growers has not differed materially from that purchased through the auction process.

      RJR Tobacco has developed a simple, practical way to reduce tobacco-specific nitrosamines, or TSNAs, by approximately 90% in flue-cured tobacco, and is converting to the use of low-TSNA flue-cured tobacco in its cigarette blends.

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

Research and Development

      RJR Tobacco’s research and development activities are located in its technologically advanced Bowman Gray Technical Center in Whitaker Park. Scientists and engineers continue to create more efficient methods of preparing tobacco blends and new products, as well as develop product enhancements and packaging that differentiate CAMEL, WINSTON, SALEM, DORAL and other RJR Tobacco brands from competitive brands. A major focus for research and development activity is the development of products that may present less risk associated with smoking. RJR Tobacco’s research and development expense for the years ended December 31, 2001, 2000 and 1999 was $64 million, $58 million and $59 million, respectively.

Intellectual Property

      RJR’s operating subsidiaries own numerous trademarks, including the brand names of their cigarettes and the distinctive elements of their packaging and displays. RJR’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as they continue to use the trademarks. The operating subsidiaries consider the blends and recipes used to make each of their brands distinctive to be trade secrets. These trade secrets are not patented.

      RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to Japan Tobacco Inc.

Legislation and Other Matters Affecting the Cigarette Industry

      The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes, restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, in 2002, the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration, implementation of a national standard for “fire-safe” cigarettes and changes to the tobacco price support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales. For further discussion of the regulatory and legislative environment applicable to the cigarette business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7.

Litigation Affecting the Cigarette Industry

      Overview. Various tobacco-related legal actions and proceedings are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. These actions and proceedings raise a variety of claims, including product liability, health-care cost recovery, consumer protection, smuggling, RICO, tax, antitrust and trade regulation claims. During 2001, 129 new tobacco-related actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 154 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 2001, there were 1,639 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,664 on December 31, 2000, and 541 on December 31, 1999. As of February 7, 2002, 1,657 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,652 in the United States; two in Puerto Rico and one in each of Canada, Israel and the Marshall Islands. The U.S. case number does not include the 2,852 Broin II cases pending as of February 7, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 35 states and the District of Columbia. The breakdown is as follows: 1,237 in West Virginia; 77 in New York; 58 in Florida; 52 in California; 29 in Maryland; 28 in the District of Columbia; 27 in Louisiana; 23 in Mississippi; 12 in Iowa; 11 in Massachusetts; 10 in each of Missouri and New Jersey; 9 in Alabama; 8 in Texas; 7 in Georgia; 6 in each of Illinois and Tennessee; 4 in each of New Hampshire, Nevada and Pennsylvania; 3 in each of Arizona, Connecticut, Michigan, New Mexico and Ohio; 2 in each of Kansas, North Carolina, North Dakota and South Dakota; and 1 in each of Indiana, Maine, Minnesota, Oklahoma, Utah, Washington and Wisconsin. Of the 1,652 active U.S. cases, 130 are pending in federal court, 1,518 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

      Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,652 active cases in the United States, eight cases, plus the 2,852 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Twenty-nine cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of “light” and “ultra light” cigarettes claiming to have been defrauded and seeking to recover the costs of their cigarette purchases, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 59 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eleven cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

      Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. The plaintiff failed to perfect his appeal by submitting his brief and record by June 22, 2001. The Appellate

Division dismissed the appeal on September 18, 2001. In Nunnally v. R. J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiff’s motion for judgment notwithstanding the verdict, or in the alternative, for a new trial, was denied, and plaintiff’s appeal to the Mississippi Supreme Court is pending. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. On September 7, 2001, the plaintiff appealed the final judgment to the Appellate Division of the New York Supreme Court. In Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco on January 30, 2001. The jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001. The plaintiff voluntarily dismissed her appeal to the United States Court of Appeals for the Fourth Circuit on April 19, 2001. On March 7, 2001, in Grinnell v. Brown & Williamson Tobacco Corp., a Texas state court jury returned a verdict in favor of Brown & Williamson. On May 16, 2001, a state court jury in New Jersey returned a verdict in favor of RJR Tobacco and Philip Morris in Mehlman v. Philip Morris, Inc. On October 5, 2001, an Ohio federal court jury returned a unanimous verdict in favor of Philip Morris, Brown & Williamson and Lorillard in Tompkin v. American Tobacco Co. On October 23, 2001, plaintiff filed a motion for a new trial. The judge in this case referred the parties to mediation in order to avoid the transaction costs associated with an appeal. The mediation failed and the case was returned to the presiding judge who then denied plaintiff’s motion for a new trial. Finally, on November 13, 2001, a state court judge in Connecticut granted Brown & Williamson’s motion for a directed verdict in DuJack v. Brown & Williamson Tobacco Co.

      RJR Tobacco has prevailed in virtually all individual smoker cases that have gone to trial. However, in Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and Philip Morris have appealed. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco’s motion for a new trial. The plaintiff has appealed the new trial ruling to the Florida Second District Court of Appeal. Most recently, in Kenyon v. R. J. Reynolds Tobacco Co., on December 12, 2001, a Tampa jury determined that Floyd Kenyon had been adequately warned about the risks of smoking and that RJR Tobacco was not negligent in designing its products. The jury did find that some of RJR Tobacco’s products were defective and awarded the plaintiff $165,000 in compensatory damages. RJR Tobacco believes that the jury’s findings were not supported by the evidence in the case. Accordingly, on December 26, 2001, RJR Tobacco asked the court to set aside the verdict or to grant a new trial. A hearing on RJR Tobacco’s motion has been scheduled for February 27, 2002.

      Juries have found for plaintiffs in six smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal and have been dismissed; three others are on appeal; and damages have been paid in one case. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris’ post-trial motions challenging the verdict. On November 7, 2001, a California appellate court upheld the jury’s 1999 verdict against Philip Morris. Philip Morris has appealed that decision to the California Supreme Court, which accepted the appeal on a “grant and hold” basis (another appeal has to be decided prior to ruling on the Henley petition). In Williams v. Philip Morris, Inc., an Oregon state court jury awarded the plaintiff $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge reduced the punitive damages to $32 million. Philip Morris’ appeal is pending. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. Philip Morris filed motions to reduce the damages, for judgment notwithstanding the verdict or for a new trial. On August 9, 2001, plaintiff agreed to the court’s recommendation that the $3 billion punitive damages award be reduced to $100 million. On September 7, 2001, Philip Morris filed its notice of appeal to the California Court of Appeals. In Carter v. American Tobacco Co., the Florida Supreme Court, on November 22, 2000, reinstated the jury verdict against Brown & Williamson. According to press reports, Brown & Williamson paid approximately $1.09 million to the plaintiff on February 8, 2001. On June 29, 2001, the U.S. Supreme Court declined to review the case, thus leaving the jury verdict intact.

      Broin II Cases. As of February 7, 2002, approximately 2,852 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins, referred to as the Broin II cases, are pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs’ favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye’s ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. On January 12, 2001, the Third District Court of Appeal denied plaintiffs’ motion and ordered oral argument. On October 10, 2001, a different panel of the Third District Court of Appeal dismissed the appeal, finding that Judge Kaye’s order is not an appealable order at this time, but noted that the ruling is without prejudice to the defendants’ ability to appeal the issue at the appropriate time. On January 16, 2002, defendants filed a writ to invoke the discretionary jurisdiction of the Florida Supreme Court.

      On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict, or for a new trial. On October 1, 2001, the trial judge denied plaintiff’s post-trial motions. Plaintiff appealed to the Florida Third District Court of Appeal. Defendants cross-appealed on November 8, 2001.

      Class Action Suits. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

      Class action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States and class-action suits in Illinois, Missouri and New Jersey claim that the marketing of “light” and “ultralight” cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. All 16 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On March 19, 2001, in Guillory v. American Tobacco Co., Inc., the United States District Court for the Northern District of Illinois refused to certify a class defined as “all Illinois residents who smoke or smoked cigarettes manufactured by defendants, who started smoking while a minor, who purchase or purchased cigarettes in Illinois and who desire to participate in a program designed to assist them in the cessation of smoking and/or monitor their medical condition to promote early detection of disease caused by, contributed, or exacerbated by cigarette smoking.” On May 17, 2001, in Brown v. Philip Morris, Inc., the United States Court of Appeals for the Third Circuit affirmed the trial court’s dismissal of a proposed class action alleging the violation of civil rights by the targeting of “African-American smokers.” On June 29, 2001, the United States District Court for the District of Nevada denied plaintiffs’ motions for class certification in three cases involving casino workers exposed to environmental tobacco smoke and one case involving smokers with injuries allegedly caused by smoking. These four cases, which were consolidated for class certification purposes, are: (1) Badillo v. American Tobacco Co., Inc.; (2) Christensen v. Philip Morris Cos., Inc.; (3) Dienno v. Liggett Group, Inc.; and (4) Selcer v. R. J. Reynolds Tobacco Co. Most recently, two cases, Mahoney v. R. J. Reynolds Tobacco Co. and Davis v. R. J. Reynolds Tobacco Co., were denied class certification by the United States District Court for the Southern District of Iowa.

      Similarly, most state courts have refused to certify smoker class actions. On December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed the trial court’s denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. Plaintiffs filed a motion for leave to appeal the order denying certification to the New York Court of Appeals, the highest court in the state. The New York Court of Appeals dismissed plaintiffs’ appeal on February 13, 2001.

      Classes have been certified thus far in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. Defendants appealed the jury selection process to the Louisiana Fourth Circuit Court of Appeal on July 18, 2001. On September 4, 2001, the Court of Appeal dismissed two jurors because of bias, but declined to dismiss jurors with immediate family members who were members of the class. On September 5, 2001, defendants sought review by the Louisiana State Supreme Court. On September 25, 2001, the Louisiana State Supreme Court dismissed seven additional jurors because they have immediate family members who are members of the class and the seven jurors expressed a desire that those family members receive medical monitoring or smoking cessation assistance. On October 9, 2001, the defendants asked the Louisiana Supreme Court to declare a mistrial because of the irregularities in the jury selection process. This petition was denied on October 15, 2001. Jury selection resumed again on October 22, 2001, and a full complement of 12 jurors and 10 alternates was selected. On December 26, 2001, defendants’ filed an application for supervisory writ to the Fourth District of the Louisiana Court of Appeals challenging certain aspects of the second round of jury selection. Opening statements will not occur until that writ is decided.

      Trial began on January 4, 2001, in Blankenship v. Philip Morris, Inc., a West Virginia state court medical monitoring class action. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, was held on February 19, 2001. On March 23, 2001, the judge denied the defendants’ motion to decertify the class. The retrial of this case began on September 5, 2001, and ended on November 14, 2001, when the jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial has been scheduled for July 1, 2002.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period,” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The trial has been scheduled for October 11, 2002.

      Most recently, on November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled for March 17, 2003. This case currently includes both RJR and RJR Tobacco as defendants.

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

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors on their behalf, claim to have diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages.

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

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco.

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

      On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution that is in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, nine other states, Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South

Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

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

• Monetary Liabilities. In addition to payments already made, the MSA calls for additional initial industry payments of approximately $2.6 billion and $2.7 billion in 2002 and 2003, respectively. A substantial portion of the payment due in 2002 was prepaid in 2001 to obtain the tax benefit of the early payment. The MSA also requires perpetual annual industry payments, which started in 2000. The unadjusted annual payment currently is $6.5 billion and increases to $8 billion in 2004, to $8.14 billion in 2008 and finally to $9 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume, inflation and other factors. RJR Tobacco records its allocation of charges in cost of goods sold as products are shipped.

The tobacco companies also agreed to (1) make a one-time payment of $50 million on March 31, 1999, to establish a fund for enforcement of the MSA and laws relating to tobacco products and (2) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

In addition, the MSA calls for the creation of a national foundation to support the study of, and programs to reduce, youth tobacco product usage and youth substance abuse, and the study of educational programs to prevent diseases associated with tobacco product use. The tobacco companies agreed to fund the foundation with (1) ten annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million, which began on March 31, 1999, and $300 million annually thereafter for four years, and (3) additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume, inflation and other factors.

The manufacturers also agreed to pay the litigation costs, including government attorneys’ fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees have been determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys’ fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure are subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 7, 2002, publicly announced awards determined by arbitration totaled approximately $11.7 billion, and awards determined in accordance with a negotiated fee procedure totaled approximately $626 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys’ fees, of the attorneys’ general offices and at $75 million annually for outside counsels’ costs. Payments for attorneys’ fees and costs are to be allocated on a relative market share basis.

• Growers’ Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year from 1999 through 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer’s relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer’s annual payment is also subject to a tax offset adjustment.

• Other MSA Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

      RJR Tobacco’s settlement expenses under these agreements were $2.6 billion, $2.3 billion and $2.2 billion in 2001, 2000 and 1999, respectively. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates these payments to be $2.4 billion in 2002 and to exceed $2 billion per year thereafter. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation.

      Certain litigation has arisen challenging the validity of the MSA, including cases with claims that the MSA violates antitrust laws. On January 5, 2001, the United States District Court for the Northern District of California dismissed one of those cases, Forces Action Project v. California. On August 15, 2001, the United States Court of Appeals for the Ninth Circuit remanded the antitrust claim, but affirmed the district court’s dismissal of the remaining claims. On January 15, 2002, the United States District Court judge denied plaintiffs’ motion to amend the complaint which effectively dismissed the case.

      Six actions are pending against RJR Tobacco alleging various violations of the MSA. RJR Tobacco believes it has meritorious defenses to each of these actions.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted. On November 16, 2001, in the Arizona signage action, the trial court granted summary judgment in favor of the state. On November 27, 2001, the trial court ruled similarly in the California signage matter. However, on February 1, 2002, a New York trial court upheld RJR Tobacco’s position. Appeals of all of these decisions are pending or anticipated. Trial in the Washington matter is scheduled for August 5, 2002.

      The State of Ohio has alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise. In November 2001, the trial court heard arguments on the parties’ cross-motions for summary judgment and took the motions under advisement.

      Finally, the State of California has alleged that the publications in which RJR Tobacco places advertising evidences direct or indirect targeting of youth which is prohibited by the MSA. Pretrial discovery is proceeding, and the trial is scheduled for April 19, 2002.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred in an “adult-only facility” at a race track. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law. The trial is scheduled for April 30, 2002.

      On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys’ general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia brought a second action in British Columbia Provincial Court. A trial is likely to occur in October 2002.

      On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler’s September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

      Discovery in the DOJ lawsuit is ongoing, and trial has been scheduled for July 15, 2003. RJR Tobacco believes it has meritorious factual and legal defenses to that lawsuit. In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached and no further meetings are planned.

      Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 7, 2002, approximately 14 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

      The defendants in these actions argue, among other things, that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the allegedly injured individual.

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

      Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and have proceeded or may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants’ motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., discussed below. On December 21, 1999, the federal district court in the District of Columbia denied defendants’ motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. On May 22, 2001, the United States Court of Appeals for the District of Columbia reversed the federal district court’s ruling that denied in part defendants’ motion to dismiss, and affirmed the portion of the ruling that dismissed the bulk of plaintiffs’ claims in these cases. In the same opinion, the court reversed the district court’s ruling that denied defendants’ motion to dismiss the RICO and fraud claims in Sheet Metal Workers Trust Fund v. Philip Morris, Inc., which had been consolidated with the first three cases for purposes of pretrial discovery. The result of the D.C. Circuit’s ruling is that all claims in these four cases, as well as several additional union trust fund cases that had also been consolidated for purposes of the appeal, were dismissed. On June 21, 2001, plaintiffs filed a petition for rehearing before the entire D.C. circuit with respect to these cases, which was denied on July 13, 2001. On August 20, 2001, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on October 29, 2001.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On September 26, 2000, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed a trial court’s dismissal of an antitrust claim and found that the remaining claims in the plaintiffs’ complaint were too remote to permit recovery. On March 21, 2001, a federal district court in Connecticut granted defendants’ motion to dismiss in Connecticut Pipe Trades Health Fund v. Philip Morris, Inc. Most recently, on January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review and deferred further action pending consideration and disposition of a related issue in Naegele v. Raybestos-Manhattan, Inc. (pending in San Francisco County Superior Court), or pending further order of the court. On October 25, 2001, the California Court of Appeals affirmed the April 10, 2000, order granting voluntary dismissal of the case with prejudice as to all defendants.

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

      Two “insurer” cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These rulings were then upheld on appeal to the Third and Ninth Circuits, respectively.

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., two cases consolidated for opinion, a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation on June 15, 2001; and (2) causation, injury and damages on June 20, 2001. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. Plaintiffs have not yet filed an appeal.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Empire is not entitled to recover under both direct and subrogated claims; thus, Empire must elect one claim, and thus one jury verdict. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. Plaintiff filed a motion for attorneys’ fees. On October 4, 2001, the court denied defendants’ post-trial motions, entered final judgment in favor of Empire, yet retained jurisdiction to decide the attorneys’ fees issue. RJR Tobacco and the other tobacco defendants appealed the final judgment to the United States Court of Appeals for the Second Circuit. All remaining claims of Blue Cross Blue Shield plans pending before the court are stayed pending the appeal.

      On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal to the appellate court on September 17, 2001, from the trial court’s prior adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appellate court has not yet ruled.

      Native American tribes have filed similar health-care cost recovery cases. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs’ motion for class certification. On January 10, 2001, the plaintiffs voluntarily dismissed the action. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a California federal district court dismissed plaintiffs’ lawsuit. On July 16, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the federal district court’s dismissal. On July 30, 2001, in Acoma Pueblo v. American Tobacco Co., a federal district court in New Mexico granted defendants’ motion to dismiss plaintiffs’ complaint for failure to state a claim. The ruling was based on a number of grounds, including remoteness. On September 17, 2001, plaintiff filed a motion for reconsideration which was denied on November 1, 2001. The dismissal was modified to a dismissal with prejudice in order to facilitate plaintiffs’ appeal. On August 31, 2001, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States District Court for the Eastern District of Texas (Beaumont Division) dismissed plaintiffs’ complaint. Plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit on October 1, 2001. Most recently, on January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted in part defendants’ motion to dismiss the complaint with respect to the conspiracy, deceptive acts and restraints of trade claims. The court refused to dismiss plaintiff’s product liability claim. Four such cases remain pending, all before tribal courts.

      Other cost recovery suits have been brought by local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On December 14, 1999, a federal district court in Washington dismissed one such case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the dismissal by the trial court on February 22, 2001. Plaintiffs filed a petition to the U.S. Supreme Court asking it to review the case on July 16, 2001, but the court declined plaintiffs’ petition October 1, 2001. On

May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. Defendants’ filed a motion to dismiss which was granted on December 14, 2001. On January 17, 2002, plaintiffs appealed the dismissal to the Appellate Division of the Supreme Court, Second Judicial Department.

      A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. Of the 33 cases currently pending, 6 are pending in state court and 27 are pending in federal court. Eleven of these cases have been transferred to, and are still pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, in the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery lawsuit in the Marshall Islands against RJR Tobacco and other cigarette manufacturers. On February 22, 2001, the High Court of the Marshall Islands granted defendants’ motions for summary judgment on all counts except the Consumer Protection Act. The parties stipulated to a dismissal of the remaining claim on May 18, 2001. Final judgment was entered on June 4, 2001. Thereafter, on June 27, 2001, plaintiff noticed an appeal to the Supreme Court of the Republic of the Marshall Islands. On July 3, 2001, defendants filed a notice of cross appeal. Oral argument on the appeal is scheduled for April 17-19, 2002.

      On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia. However, on November 29, 2001, the D.C. Court of Appeals granted plaintiff’s motion for a voluntary dismissal of the appeal, thereby dismissing the case. In Obra Social de Empleados de la Marina Mercante v. American Tobacco Co., Inc., the Superior Court in Washington, D.C. granted defendants’ motion to dismiss on January 13, 2001. Plaintiffs appealed the dismissal to the D.C. Court of Appeals; however, the parties agreed to dismiss the appeal on October 22, 2001. Additionally, plaintiffs filed a separate action in the same court on March 23, 2001; that case was voluntarily dismissed on August 30, 2001. On May 22, 2001, the United States Court of Appeals for the District of Columbia affirmed the federal district court’s dismissal in the following three matters: (1) Guatemala v. Tobacco Institute, Inc. (a non-RJR Tobacco action); (2) Nicaragua v. Liggett Group, Inc. (another non-RJR Tobacco case); and (3) Ukraine v. American Brands, Inc. (a case involving RJR Tobacco). Plaintiffs in each of these cases filed a petition for writ of certiorari to the U.S. Supreme Court on August 20, 2001. The Supreme Court, on October 29, 2001, denied the petitions. Most recently, on November 20, 2001, in Venezuela v. Philip Morris Cos., Inc. and Espirito Santo, Brazil v. Brooke Group Ltd., a Florida state court judge granted defendants’ motions to dismiss these matters because the claims were too remote, indirect and derivative to survive. Plaintiff appealed each case to the Third District Court of Appeal of Florida on December 19, 2001.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

      Finally, 11 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of these lawsuits, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York (Weinstein, J.) on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. The case was dismissed with prejudice on June 29, 2001 after the plaintiff announced that it would not retry the case. On May 24, 2001, a Mississippi state court judge dismissed all claims by Owens-Corning in a lawsuit similar to Falise. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. A similar case, H. K. Porter Co., Inc. v. American Tobacco Co., is pending in the United States District Court for the Eastern District of New York (Weinstein, J.). In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

      Antitrust Cases. A number of tobacco wholesalers, or indirect purchasers, have sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. Of the 39 cases currently pending, 30 are pending in state court and 9 are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in individual states or throughout the United States that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs’ claims of fraudulent concealment, claims concerning conduct outside the United States and allegations relating to non-price conduct. A class of direct purchasers was certified by the court on January 27, 2001. On February 22, 2001, plaintiffs repleaded their fraudulent concealment allegations. These allegations were dismissed on June 19, 2001. State court cases on behalf of indirect purchasers have been dismissed in Arizona, currently on appeal, and New York. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001.

      On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco’s motion to transfer this action to the United States District Court for the Middle District of North Carolina. On May 3, 2001, the case, which alleged that RJR Tobacco’s Every-Day-Low-Price merchandising program is a violation of the Sherman Antitrust Act and New Jersey antitrust laws, was voluntarily dismissed.

      In A.D. Bedell Wholesale Co. v. Philip Morris, Inc., filed on April 13, 1999, in the United States District Court for the Western District of Pennsylvania, a cigarette wholesaler alleged that the MSA restricts cigarette output and otherwise restrains trade in violation of the Sherman Act. On March 22, 2000, the district court entered an order granting defendants’ motion to dismiss counts I and II of the complaint, denying defendants’ motion to dismiss count III, and denying as moot plaintiffs’ motion for partial summary judgment. On April 11, 2000, the plaintiffs and defendant Philip Morris, the only defendant to which count III applied, filed a consent order dismissing count III of the amended complaint. On April 18, 2000, plaintiffs appealed the dismissal of counts I and II to the United States Court of Appeals for the Third Circuit. On June 19, 2001, the Third Circuit affirmed the district court’s dismissal of counts I and II, ruling that tobacco companies that entered into the MSA, including RJR Tobacco, were immune from potential antitrust liability that was alleged to arise out of the MSA. The finding of antitrust immunity is consistent with that of all other federal courts that have considered antitrust challenges to the MSA. The plaintiffs filed a petition for rehearing and suggestion for rehearing before the entire Third Circuit on July 2, 2001. This petition was denied on July 24, 2001. On October 19, 2001, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court, which denied the petition on January 7, 2002.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. Fact discovery closed on October 18, 2001. Expert discovery is presently underway and dispositive motions likely will be filed this spring or summer. No trial date is yet set.

      On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. This case has now been settled. The settlement terms are confidential; however, the settlement is not material to RJR Tobacco.

      Tobacco Growers’ Case. On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders, some 5,930 of which are actually named in the first amended complaint. Plaintiffs’ current theory, as reflected in their second amended complaint, which was filed on September 2, 2000, is that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants. Plaintiffs’ motion to certify the class remains pending.

      Scheduled Trials. As of February 7, 2002, RJR Tobacco is a defendant in two cases currently being tried: Burton v. R. J. Reynolds Tobacco Co., an individual case being tried in federal court in Kansas, and Scott v. American Tobacco Co., a medical monitoring class action. Jury selection began in the Scott case on June 18, 2001. After the jury was impaneled, various rulings required the dismissal of several members of the original jury (nine jurors and/or alternates). Jury selection began again on October 22, 2001. On December 26, 2001, defendants’ filed an application for supervisory writ to the Fourth District of the Louisiana Court of Appeals challenging certain aspects of the second round of jury selection. Opening statements will not occur until that application is decided.

      Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR and RJR Tobacco, coming to trial during 2002. As of February 7, 2002, there are 18 cases scheduled for trial. Fourteen Broin II cases also are scheduled to be tried in 2002.

      Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

      Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain), Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under common law and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition, Inc. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. As of February 7, 2002, a decision is still pending. RJR Tobacco and other defendants filed in the United States District Court for the Southern District of Florida motions to dismiss the actions brought by Ecuador, Belize and Honduras. These motions have been briefed and argued, and have been taken under advisement.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco denies that it has infringed any valid claim of the Star patent. On June 13, 2001, RJR Tobacco filed a declaratory judgment action against Star Scientific in the United States District Court for the Middle District of North Carolina, seeking a declaration that the patent is invalid and not infringed by RJR Tobacco. On October 3, 2001, the North Carolina federal court granted Star Scientific’s motion to stay, but denied its motions to dismiss or transfer the case.

      On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claimed, among other things, violations of the Lanham Act and breach of an alleged oral contract. On April 12, 2001, the parties reached an agreement to settle the matter. The related provision for settlement is included in the accompanying consolidated financial statements.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “— Environmental Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7. For more detailed information about the class action and other aggregated claims suits pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see Exhibit 99.1 to this report.

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

      RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR’s financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR’s management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. Accordingly, no liability for tobacco-related litigation is currently recorded in the consolidated financial statements.

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

      RJR was named in an insurance coverage suit filed August 13, 1997, by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman’s Fund Insurance, filed in the First Circuit Court of the State of Hawaii, the plaintiff sought a declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under the terms of the agreement by which RJR sold that company in 1989. On June 26, 2001, the plaintiff filed for dismissal without prejudice as to all claims against RJR. A motion for summary judgment filed by Fireman’s Fund Insurance Company was denied by the court on August 6, 2001.

      Del Monte Corporation has been named a defendant in two lawsuits related to the same Hawaii superfund site, Board of Water Supply of the City and County of Honolulu v. Shell Oil Company and Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on September 27, 1999, and October 7, 1999, respectively. Also, Del Monte Corporation has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation and is named a defendant in one of these lawsuits. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1989. RJR, in turn, has provided notice of these claims to the buyers of the Del Monte fresh fruit business, asserting the right to be indemnified by the buyers for any liability arising out of such claims under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989.

      Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in either Board of Water Supply or Akee and with respect to the environmental investigation and remediation of the superfund site in Hawaii currently being required by the EPA. RJR and the buyers of the Del Monte fresh fruit business also agreed to engage in good faith negotiations regarding RJR’s asserted right to be indemnified with respect to any liability, cost or expense related to such matters that was incurred prior to the date of the agreement. Based on an agreement reached between RJR and the buyers of the Del Monte fresh fruit business on December 3, 2001, the buyers have reimbursed RJR for the amount of legal expenses claimed by RJR in defending the Board of Water Supply and Akee cases prior to the parties’ agreement of June 12, 2001. Additionally, pursuant to a settlement agreement executed in December 2001, among the plaintiff and certain defendants, including the buyers of the Del Monte fresh fruit business, the Board of Water Supply case, including all pending claims and cross-claims, has been dismissed with prejudice. In accordance with the terms of the settlement agreement, the plaintiff released the buyers of the Del Monte fresh fruit business and all of their predecessors, including RJR, from all claims asserted in Board of Water Supply.

      On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. Based on the plaintiff’s failure to provide any factual information in support of its claim that Del Monte Corporation was a prior lessee of the subject land, Del Monte Corporation has agreed to extend indefinitely the period during which RJR must respond to the Del Monte Corporation’s tender of the claim to RJR for defense and indemnity, subject to the right to terminate the indefinite extension on fifteen days notice to RJR.

      RJR Tobacco was notified by the EPA on June 11, 2000 of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is still being gathered from other potentially responsible parties recently notified by the EPA.

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

Employees

      At December 31, 2001, RJR and its subsidiaries had approximately 8,200 employees and 1,100 part-time employees. None of these employees is unionized. Employee relations are believed to be good. In January 2001 and 2002, RJR Tobacco was included in FORTUNE Magazine’s annual list of the “100 Best Companies to Work For.”

Item 2. Properties

      RJR’s executive offices are located in two buildings in downtown Winston-Salem, North Carolina, which are owned by RJR Tobacco. For information about RJR Tobacco’s operating facilities see “Business — Manufacturing” and “Business — Research and Development” in Item 1.

Item 3. Legal Proceedings

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For a further discussion of litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry” and “Business — Environmental Matters” in Item 1; “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Recent Accounting Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. You may request a copy of Exhibit 99.1, free of charge, by writing to the Corporate Secretary, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, 401 N. Main Street, Winston-Salem, NC 27402-2866, or by phoning 336-741-5162.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Executive Officers and Certain Significant Employees of the Registrant

      The executive officers and certain significant employees are:

      Andrew J. Schindler. Mr. Schindler, 57, has served as Chief Executive Officer of RJR Tobacco since 1995 and as President and Chief Executive Officer of RJR since June 1999. Mr. Schindler has served as Director of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President — Operations of RJR Tobacco in 1989 and was elected Executive Vice President — Operations of RJR Tobacco in 1991. Mr. Schindler served as Chief Operating Officer of RJR Tobacco from 1994 until 1995 and as its President from 1994 until January 2002. He is a member of the North Carolina School of the Arts Foundation Board, the Wake Forest University Baptist Medical Center Board of Visitors, and the boards of directors of the R. J. Reynolds Foundation, Winston-Salem Business, Inc. and !dealliance (formerly the North Carolina Emerging Technology Alliance). Mr. Schindler is Chairman of the Winston-Salem Alliance.

      Thomas R. Adams. Mr. Adams, 51, has been Senior Vice President and Controller of RJR and RJR Tobacco since June 1999. From 1985 until 1999, he was Partner at the accounting firm of Deloitte & Touche LLP. Mr. Adams is a member of the board of directors of Technology Concepts & Design, Inc., an affiliate of RJR.

      Lynn J. Beasley. In January 2002, Ms. Beasley, 44, was promoted to President and Chief Operating Officer of RJR Tobacco, after serving as Executive Vice President — Marketing since 1997, and has been Director of RJR Tobacco since March 2000. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the Winston/Camel business unit in 1993. From 1995 until 1997, she was Senior Vice President of brand marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the Senior Services Board and the Tanglewood Park Foundation Board.

      Charles A. Blixt. Mr. Blixt, 50, has been Executive Vice President and General Counsel of RJR Tobacco since 1995 and Executive Vice President, General Counsel and Assistant Secretary of RJR since June 1999. Mr. Blixt served as Director of RJR Tobacco from 1995 until March 2000. He joined RJR Tobacco as Associate Counsel — Litigation in 1985. Mr. Blixt is a member of the board of directors of Technology Concepts & Design, Inc. and Targacept, Inc., both of which are affiliates of RJR. He also serves on the board of trustees of Salem College and Academy and the Board of Visitors of Wake Forest University School of Law.

      Frances V. Creighton. In January 2002, Ms. Creighton, 50, was promoted to Senior Vice President — Marketing of RJR Tobacco, after serving as Vice President of RJR Tobacco’s Camel business unit since 1997. She joined RJR Tobacco in 1981 as a marketing research analyst. Through a series of promotions, she became senior marketing manager in 1990 and marketing director in 1994. Ms. Creighton serves as Secretary of the board of directors of the American Red Cross and is a member of the board of directors for the United Way of Forsyth County.

      McDara P. Folan, III. Mr. Folan, 43, joined RJR in June 1999 as Vice President, Deputy General Counsel and Secretary. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. From 1992 until 1999, Mr. Folan served as Vice President, Secretary and General Counsel for Allen Telecom Inc., a manufacturer and distributor of wireless communications equipment, in Cleveland, Ohio.

      Ann A. Johnston. In January 2002, Ms. Johnston, 48, was promoted to Executive Vice President — Human Resources of RJR and of RJR Tobacco after serving as Vice President — Human Resources of RJR Tobacco since 1998. She joined RJR Tobacco in 1988 as a compensation manager, was promoted to personnel manager in 1989, and to director of compensation/benefits/HRIS in 1993. Ms. Johnston also serves as Chairman of the board of directors for Allegacy Federal Credit Union and is a member of the Alumni Council for the Babcock Graduate School of Management of Wake Forest University and the board of directors of the American Benefits Council.

      Lynn L. Lane. In June 1999, Ms. Lane, 50, rejoined RJR as Senior Vice President and Treasurer and was named Senior Vice President and Treasurer of RJR Tobacco. She joined RJR in 1973 and was promoted to Vice President and Assistant Treasurer of RJR in 1991. In 1995, she was named Vice President and Treasurer of R.J. Reynolds Tobacco Worldwide. From 1996 until 1999, Ms. Lane was Vice President — Treasurer and Investor Relations of Burlington Industries, a manufacturer and distributor of fabrics and other textile products. She also serves on the board of directors of the R. J. Reynolds Foundation, the board of trustees of Greensboro College, the East Carolina University Board of Visitors and is Chair-Elect of the East Carolina University Foundation Board.

      Kenneth J. Lapiejko. Mr. Lapiejko, 53, has served as Executive Vice President and Chief Financial Officer of RJR Tobacco and of RJR since June 1999. He served as Director of RJR Tobacco from 1996 until March 2000. From 1995 until 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer of RJR Tobacco. Mr. Lapiejko joined R.J. Reynolds Tobacco International as a senior financial analyst in 1977. After holding a number of positions with RJR Tobacco, in 1991 he was promoted to Vice President of Finance and Accounting. Mr. Lapiejko is a member of the board of directors of Targacept, Inc., an affiliate of RJR.

      James V. Maguire. In July 1999, Mr. Maguire, 50, was promoted to Executive Vice President — Sales of RJR Tobacco, after serving as Senior Vice President — Sales of RJR Tobacco since 1994, and has been Director of RJR Tobacco since March 2000. He joined RJR Tobacco in 1973 as a sales representative, and after holding a number of positions at RJR Tobacco and RJR, he became Vice President of Sales and Marketing Development of RJR Tobacco in 1993.

      Tommy J. Payne. Mr. Payne, 44, assumed his current positions as Executive Vice President — External Relations of RJR Tobacco and of RJR in July 1999, after serving as Senior Vice President — External Relations of RJR Tobacco since 1998 and of RJR since June 1999. He joined RJR in 1988 and was promoted to Director of Federal Government Affairs in 1995. From 1995 until 1998, he was Vice President — Federal Government Affairs of RJR Tobacco in Washington, D.C. Mr. Payne serves on the boards of trustees of Winston-Salem State University and the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation Board of Advisors, the board of directors of the R. J. Reynolds Foundation and the East Carolina University Board of Visitors.

      Richard M. Sanders. In connection with RJR’s acquisition of Santa Fe in January 2002, Mr. Sanders, 48, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco, while continuing his role as President — Sports Marketing Enterprises, a division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in 1977 and, after holding a number of positions, was promoted to Vice President of Marketing Operations and President — Sports Marketing Enterprises in July 1999. He is a member of the boards of directors of the Speedway Children’s Charity, T. Wayne Robertson Memorial Fund and Minnesota Resources.

      David E. Townsend. In October 2000, Dr. Townsend, 54, was promoted to Executive Vice President — Research and Development of RJR Tobacco after serving as Vice President of the Research and Development Product Development and Assessment Group of RJR Tobacco since 1997. He joined RJR Tobacco in 1977 and, after holding a number of positions at RJR Tobacco, was promoted to Senior Principal Scientist of RJR Tobacco in 1995, and to Director of Product Development and Assessment of RJR Tobacco in 1996.

      James H. Wilson. In July 1999, Mr. Wilson, 59, was promoted to Executive Vice President — Operations of RJR Tobacco after serving as Senior Vice President — Operations of RJR Tobacco since 1994. He has served as Director of RJR Tobacco since 1997. Mr. Wilson joined RJR Tobacco in 1962 and was promoted to Vice President of Manufacturing of RJR Tobacco in 1991.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      RJR’s common stock, par value $.01 per share, is listed on the NYSE as RJR and began trading on June 15, 1999. On January 31, 2002, there were approximately 38,000 holders of record of RJR’s common stock. Stockholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RJR’s common stock on January 31, 2002 was $59.75.

      The high and low sales prices per share for RJR’s common stock on the NYSE Composite Tape, as reported by the NYSE, was:

	High	Low

2001:

First Quarter	$60.42	$44.19

Second Quarter	62.70	52.33

Third Quarter	59.65	47.90

Fourth Quarter	61.23	54.72

2000:

First Quarter	20.50	15.75

Second Quarter	31.94	16.94

Third Quarter	37.25	24.88

Fourth Quarter	50.25	30.81

      From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, RJR’s board of directors has declared a quarterly cash dividend of $.875 per common share, or $3.50 on an annualized basis, an increase of 12.9% from $.775.

      RJR conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR’s credit facility limits the payment of dividends on its common stock in excess of specific amounts. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Item 7 and note 10 to the consolidated financial statements. RJR believes that the provisions of its credit facility will not impair its payment of quarterly dividends.

Item 6. Selected Financial Data

      The selected historical consolidated financial data as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR’s independent auditors. The selected historical consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from audited consolidated financial statements not presented or incorporated by reference. The financial statements prior to 2000 segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. You should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:

Net sales (1)	$8,585	$8,058	$7,468	$5,685	$4,975

Income (loss) from continuing operations	444	352	195	(519)	19

Income (loss) from discontinued operations	(9)	—	2,398	3	414

Extraordinary items — gain (loss)	—	1,475	(250)	—	—

Net income (loss)	435	1,827	2,343	(516)	433

Per Share Data:

Basic income (loss) from continuing operations	4.57	3.48	1.80	(4.77)	.17

Diluted income (loss) from continuing operations	4.48	3.46	1.80	(4.77)	.17

Basic income (loss) from discontinued operations	(.09)	—	22.10	.03	3.81

Diluted income (loss) from discontinued operations	(.09)	—	22.08	.03	3.81

Basic income (loss) from extraordinary items	—	14.56	(2.30)	—	—

Diluted income (loss) from extraordinary items	—	14.48	(2.30)	—	—

Basic net income (loss)	4.48	18.04	21.60	(4.74)	3.98

Diluted net income (loss)	4.39	17.94	21.58	(4.74)	3.98

Basic weighted average shares, in thousands	97,043	101,264	108,495	108,691	108,691

Diluted weighted average shares, in thousands	98,986	101,857	108,570	108,691	108,691

Cash dividends declared per share of common stock (2)	$3.30	$3.10	$1.55	$—	$—

Balance Sheet Data (at end of periods):

Total assets	15,050	15,554	14,377	19,310	20,251

Long-term debt	1,631	1,674	1,653	4,861	4,944

Stockholders’ equity	8,026	8,436	7,064	9,886	11,079

Other Data:

Ratio of earnings to fixed charges (3)	6.4	5.1	2.8	—	1.5

Deficiency in the coverage of fixed charges by earnings before fixed charges (3)	$—	$—	$—	$(679)	$—

(1)	Net sales and costs of products sold exclude excise taxes of $1.529 billion, $1.631 billion, $1.173 billion, $1.292 billion and $1.369 billion for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(2)	RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors has declared a quarterly cash dividend of $.875 per common share, or $3.50 on an annualized basis, an increase of 12.9% from $.775.
(3)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

Critical Accounting Policies and Recent Accounting Developments

      Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in RJR’s consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RJR and its subsidiaries.

Litigation

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable verdicts have been returned in the Engle smoking and health class action and in three individual smoking and health cases that are in the post-verdict stage or are on appeal. RJR Tobacco and RJR each believe that they have a number of valid defenses to all actions and intend to defend those actions vigorously. However, litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against them. RJR and RJR Tobacco are unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. Accordingly, no liability is currently recorded in the consolidated financial statements for tobacco-related litigation. However, at such time a material loss, including bonding and litigation costs, becomes probable and the amount can be reasonably estimated, its recognition could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Goodwill and Trademarks

      Goodwill is continually reviewed for impairment. Trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of goodwill and trademarks would be impaired if the best estimate of future undiscounted cash flows over their remaining amortization period is less than their carrying value. If an asset is impaired, the loss is measured using estimated fair value.

      In the fourth quarter of 2000, impairment occurred on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY, based on their estimated undiscounted net future cash flows. Accordingly, RJR Tobacco recorded an impairment charge of $89 million, based on the excess of the brands’ carrying value over fair value.

      Factors that may impact the valuation of goodwill and trademarks include, among other things, the level of brand support, consumer demand, governmental regulation and the ability to raise prices. At December 31, 2001, there were no factors that indicated that the book value of goodwill and trademarks might not be recoverable.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which is effective as of January 1, 2002. SFAS No. 142 substantially changes the accounting for goodwill and trademarks. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

      Other intangible assets consist of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. A national appraisal firm has been engaged to assist in the valuation of the trademarks as of January 1, 2002. No later than March 31, 2002, the existence and amount, if any, of trademark impairment will be determined by comparing the fair values of those assets with their carrying values.

      RJR’s goodwill as of January 1, 2002 is attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. A national appraisal firm has been engaged to assist in the determination of the fair value of RJR. Before June 30, 2002, any indication of goodwill will be determined by comparing RJR’s fair value with its carrying value as of January 1, 2002.

      As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $362 million and $366 million during 2001 and 2000, respectively. As of January 1, 2002, RJR Tobacco’s goodwill and trademarks will no longer be amortized. Because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to RJR Tobacco’s trademarks or goodwill upon adoption of this statement cannot be estimated.

Settlement Agreements

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements, RJR’s operating subsidiaries are participants in a number of settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying consolidated statements of income were $2.6 billion in 2001, $2.3 billion in 2000 and $2.2 billion in 1999. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

      RJR Tobacco estimates that its settlement charges will approximate $2.4 billion in 2002 and $2.1 billion in each of 2003, 2004 and 2005, subject to adjustments, including those discussed above.

Recent Accounting Developments

      Effective January 1, 2001, RJR’s operating subsidiaries adopted the Emerging Issues Task Force’s Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. EITF No. 00-14 requires that in the accompanying consolidated income statements, certain costs that historically were included in selling, general and administrative expenses now be classified in cost of products sold or as reductions of net sales. Those costs have been reclassified in prior periods for comparative purposes. The adoption of EITF No. 00-14 did not impact consolidated annual net income or cumulative earnings.

      As of January 1, 2001, RJR and its subsidiaries adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction. If it is, the type of hedge transaction must be disclosed. The adoption of SFAS No. 133, as amended, did not impact RJR’s consolidated financial position or results of operations.

      As of December 31, 2001, RJR Tobacco held a forward currency exchange contract to purchase seven million Euros with a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. As of December 31, 2001, the foreign currency cash flow hedge was effective and, accordingly, no gain or loss was realized. The unrealized gain resulting from the increase in the hedge’s fair value was insignificant.

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. Upon adoption, RJR’s operating subsidiaries will characterize the applicable costs as a reduction of net sales rather than as selling, general and administrative expense. Had EITF No. 00-25 been adopted for 2001 and 2000, selling, general and administrative expense would have been reduced by $2.3 billion and $2 billion, respectively. The respective amounts would have been classified as reductions to net sales. The adoption of EITF No. 00-25 will not impact RJR’s consolidated financial position, operating income or net income.

Results of Operations

	2001	2000	1999

Net sales	$8,585	$8,058	$7,468

Cost of products sold (*)	3,560	3,436	3,292

Selling, general and administrative expenses	3,745	3,342	2,924

Ongoing operating company contribution	$1,280	$1,280	$1,252

(*)	$2,584 million, $2,329 million and $2,178 million of ongoing settlement expense was recorded in cost of products sold for the years ended 2001, 2000 and 1999, respectively.

2001 Compared with 2000

      Net sales of $8.6 billion for the year ended December 31, 2001 increased 6.5% over 2000. This increase was primarily driven by favorable pricing of $1 billion, as a result of price increases in 2001 and the last half of 2000, partially offset by volume declines of $0.5 billion.

      RJR Tobacco’s total shipment volume for the year ended December 31, 2001 of 90.7 billion units, excluding Puerto Rico and certain other U.S. territories’ volume of 1.3 billion units, decreased 5.9% from the year ended December 31, 2000. RJR Tobacco’s shipment volume during the year ended December 31, 2001 was adversely impacted by estimated declines in trade inventory levels and decreased consumption. Consumption of RJR Tobacco’s products, representing retail sales to consumers, declined approximately 2.8% during 2001 when compared with 2000. Consumption is expected to continue to decline. For the year ended December 31, 2001, RJR Tobacco’s full-price and savings shipments decreased 5.7% and 6.2%, respectively, when compared with the prior year. RJR Tobacco’s full-price shipments represented 63.3% and 63.2% of total shipments for the years ended December 31, 2001 and 2000, respectively.

      CAMEL shipment volume, excluding the non-filter style, for 2001 was up 1.6% versus 2000. WINSTON’s base styles decreased 3.7% during 2001 from 2000, and SALEM shipments decreased 13.7%. DORAL shipments decreased 10.1% when compared with the prior year.

      Industry volume decreased 3.2% for the year ended December 31, 2001 when compared with 2000. Full-price and savings shipments for the industry for the year ended December 31, 2001 decreased 2.7% and 4.4%, respectively, when compared with the prior year. Industry full-price shipments represented 73.8% and 73.5% of total shipments for the years ended December 31, 2001 and 2000, respectively.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./Capstone, averaged 23.42% for the year ended December 31, 2001, a decrease of .16 share points when compared with the prior year.

      CAMEL, RJR Tobacco’s largest brand, continued its growth trend. CAMEL’s share of market, excluding the non-filtered style, was 5.52% in 2001, compared with 5.14% in 2000. CAMEL’s growth can be attributed to its strong “Pleasure to Burn” positioning, which was enhanced by unique programs such as the “Seven Pleasures of the Exotic” consumer events, and the strength of its Turkish line extensions. Following the successful launch of CAMEL Turkish Gold in 2000, the brand launched CAMEL Turkish Jade, a menthol line extension, during the third quarter of 2001.

      Base WINSTON’s retail share averaged 4.84% in 2001, up from 4.76% in 2000. During 2001, WINSTON modernized its “No Boundaries, No Bull” positioning by launching WINSTON S2, a line extension that features a new blend and high-impact silver embossed packaging. Additionally, the base WINSTON family was enhanced to incorporate the same silver highlights.

      SALEM’s share averaged 2.73% in 2001 compared with 3.01% in 2000. SALEM’s decline was due to increased competitive activity in the menthol category coupled with reduced marketing support in SALEM’s ten emphasis markets in the latter portion of 2001. While the trend in the ten emphasis markets has been better than in the balance of the country, the brand is currently evaluating opportunities to strengthen its performance.

      Since the second quarter of 2001, DORAL’s share of market has declined after holding relatively steady at 6.1 to 6.2 share points for several quarters. The retail share of market of DORAL, the nation’s best-selling savings brand, was 5.92% for 2001, down from 6.16% in 2000. To strengthen DORAL’s performance, the brand recently launched a comprehensive upgrade across all categories of DORAL’s “Imagine Getting More” positioning. This upgrade includes a new blend with higher-quality tobaccos, new bold packaging, new advertising to support the changes and a new website to enhance DORAL’s existing relationship marketing program.

      RJR Tobacco also is committed to finding ways to develop and market consumer-acceptable cigarettes that may present less risk associated with smoking. In April 2000, RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. ECLIPSE is a cigarette that primarily heats rather than burns tobacco. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with tobacco-burning cigarettes.

      Cost of products sold of $3.6 billion increased $124 million from 2000, primarily due to an increase in ongoing settlement costs partially offset by decreased volume and lower raw material costs.

      Selling, general and administrative expenses of $3.7 billion in 2001 increased $403 million from the prior year. This change over the prior year was primarily due to increased retail discounting.

      Ongoing operating company contribution was unchanged at $1.28 billion for 2001 when compared with the prior year, primarily due to the factors discussed above. This performance measure omits up-front, initial tobacco charges, goodwill and trademark amortization expense and certain other adjustments from operating income.

      Amortization expense of $362 million during 2001 decreased $4 million, reflecting the impact of trademark impairment during 2000. Beginning with the adoption of SFAS No. 142 on January 1, 2002, no amortization expense will be recorded related to goodwill or trademarks.

      An impairment charge of $89 million, or $54 million after tax, was incurred during the fourth quarter of 2000 on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY, measured as the excess of carrying value over fair value.

      Other operating expense includes activity related to a $1.4 billion pre-tax tobacco settlement and related charge recorded in 1998 by RJR Tobacco. At December 31, 1998, $1.3 billion had been utilized. Since December 31, 1998, the remaining liability for employee severance and related benefits for workforce reductions totaling approximately 1,300 employees was utilized through cash expenditures of $76 million and the reversal of $21 million, due to a less-than-expected workforce reduction.

      Interest and debt expense was $150 million and $168 million in 2001 and 2000, respectively. This decrease primarily resulted from lower debt balances.

      Interest income during 2001 increased $18 million when compared with the prior year, primarily reflecting a higher average cash balance during 2001 when compared with 2000, partially offset by declining interest rates. Lower interest rates and lower cash balances are expected to cause significantly lower interest income during 2002, when compared with 2001.

      Other expense, net decreased $18 million for the year ended December 31, 2001 from the prior year. This decrease was primarily due to foreign exchange losses realized during 2000 on debt denominated in foreign currencies. All debt denominated in foreign currencies was retired in 2000.

      Provision for income taxes was $448 million, or an effective rate of 50.2%, in 2001 compared with $396 million, or an effective rate of 52.9%, in 2000. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes. The effective tax rate during 2002 is expected to be approximately 39% after the elimination of goodwill amortization expense.

      Discontinued operations in 2001 included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Including this adjustment, the net after-tax gain on the sale of the international tobacco business was $2.3 billion.

      Extraordinary item included a gain of $1.5 billion realized during the fourth quarter of 2000 in connection with RJR’s acquisition of NGH. See note 3 to the consolidated financial statements.

2000 Compared with 1999

      Net sales of $8.1 billion for the year ended December 31, 2000 increased 7.9% over 1999. This increase was driven by favorable pricing of $626 million, as a result of price increases in 2000 and the last half of 1999, partially offset by a $38 million unfavorable volume shift in the branded savings price tier to private label. RJR Tobacco’s shipment volume for the year of 96.4 billion units, excluding Puerto Rico and certain other U.S. territories’ volume of 1.4 billion units, was level with the prior year, while industry volume increased 0.1% to 419.8 billion units. RJR Tobacco believes that its shipment volume benefited from an increase in trade inventory levels. RJR Tobacco’s consumption volume declined 3.5%, and the industry consumption volume declined 2.5% during 2000 compared with 1999.

      RJR Tobacco’s full-price shipments represented 63.2% and 62.6% of its total shipments for the years ended December 31, 2000 and 1999, respectively. Industry-wide, full-price shipments represented 73.5% and 73.4% of total shipments for the years ended December 31, 2000 and 1999, respectively. RJR Tobacco’s full-price shipments increased 0.9%, while the industry full-price increase was 0.2%. CAMEL shipments, excluding the non-filter style, for 2000 were up 10.2% versus 1999, and WINSTON’s base styles increased 0.6% during 2000 from 1999. SALEM shipments were down 3.9% compared with the prior year. Shipments for DORAL decreased 1.6% compared with the prior year, while the industry savings decline was 0.2%.

      RJR Tobacco’s retail share of market averaged 23.58% for the year ended December 31, 2000, a decrease of .34 share points compared with the prior year.

      CAMEL, RJR Tobacco’s largest full-price brand, continued to show strong growth. Its share of market, excluding the non-filtered style, grew .42 share points to 5.14% in 2000. CAMEL’s growth was supported by its “Pleasure to Burn” positioning, its successful launch of Turkish Gold and its creative and integrated marketing programs.

      Base WINSTON’s retail share of 4.76% for the year ended December 31, 2000 was down slightly from its 1999 share of 4.83%; however, its share increased .16 share points in the second half compared with the first half of 2000. WINSTON’s “No Bull” positioning and a more competitive retail plan contributed to the brand’s performance.

      SALEM’s share averaged 3.01% in 2000 compared with 3.17% in 1999, reflecting increased competitive activity in the menthol category. However, SALEM’s share grew in latter 2000 in its emphasis markets where the brand’s full marketing support had a positive impact among adult menthol smokers. These initiatives include SALEM’s “It’s not what you expect” positioning, unique packaging, promotions and adult smoker events.

      DORAL’s retail share of market was 6.16% in 2000, down .14 share points compared with the prior year. Competitive pricing pressure from deep-discount brands impacted DORAL’s performance, particularly in the second quarter of 2000. To more effectively compete against these brands, refined retail pricing promotions were begun in mid-2000. These promotions, along with its “Imagine Getting More” positioning, contributed to consecutive share gains in the third and fourth quarters of 2000.

      Cost of products sold of $3.4 billion increased $144 million from 1999, primarily due to an increase in ongoing settlement costs of $151 million and higher promotional costs, partially offset by lower raw material cost.

      Selling, general and administrative expenses of $3.3 billion in 2000 increased $418 million from the prior year. This change over the prior-year period was primarily due to increased retail discounting.

      Ongoing operating company contribution increased 2.2% to $1.28 billion for 2000 when compared with the prior year. This increase is primarily due to the factors discussed above.

      An impairment charge of $89 million, $54 million after tax, was incurred during the fourth quarter of 2000 on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY.

      Headquarters close-down and related charges recorded by RJR in the second quarter of 1999 of $143 million, $93 million after tax, reflected the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of the headquarters resulted from reorganization transactions described in note 2 to the consolidated financial statements. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees whose employment was terminated. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

      Other operating expense during 2000 and 1999 includes a reversal of $3 million and $17 million, respectively, from the liability for employee severance and related benefits to the $1.4 billion tobacco settlement and related charge recorded in 1998 by RJR Tobacco. The reversal reflected a less-than-expected workforce reduction. During 1999, RJR Tobacco recorded a charge of $40 million for initial, up-front costs related to the tobacco growers’ settlement.

      Interest and debt expense was $168 million and $268 million in 2000 and 1999, respectively. This decrease resulted from the repurchase of approximately $4 billion of debt, partially offset by the issuance of $1.25 billion of debt, during the second quarter of 1999.

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

      Provision for income taxes was $396 million, or an effective rate of 52.9%, in 2000 compared with $315 million, or an effective rate of 61.8%, in 1999. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

      Discontinued operations for the year ended December 31, 1999 included after-tax income of $76 million related to the operations of the international tobacco business and Nabisco. Additionally, discontinued operations included a $2.3 billion gain on the sale of the international tobacco business, net of a $322 million loss on the recognition of Nabisco’s cumulative translation adjustment account. See note 2 to the consolidated financial statements.

      Extraordinary item included a gain of $1.5 billion realized during the fourth quarter of 2000 in connection with RJR’s acquisition of NGH. See note 3 to the consolidated financial statements. An extraordinary loss of $384 million, $250 million after tax, was incurred during 1999 in connection with the repurchase of approximately $4 billion of debt securities. See note 2 to the consolidated financial statements.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to its stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., a portion of which is funding RJR’s share repurchase programs. While demand for tobacco products is not materially impacted in the short term by consumers, the negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term trade inventory adjustments cannot be predicted. Additionally, RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and make no assurance that RJR or its subsidiaries will be able to meet all of those requirements.

      Contractual obligations as of December 31, 2001 were:

Payments Due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt	$1,674	$43	$846	$527	$258

Operating leases	35	19	14	2	—

Total cash obligations	$1,709	$62	$860	$529	$258

      For more information about RJR’s long-term debt, see “—Debt” below. RJR Tobacco estimates that its settlement charges will approximate $2.4 billion in 2002 and will exceed $2 billion each year thereafter. For more information about RJR Tobacco’s settlement payments, see “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements.

      Commitments as of December 31, 2001 were:

Commitment Expiration Per Period

		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$132	$132

Trade letter of credit	1	1

Total commitments	$133	$133

Cash Flows

      Net cash flows from operating activities of $626 million in 2001 increased $36 million from 2000. This change primarily reflects increased revenues from higher pricing and increased interest income, partially offset by increased tobacco settlement expenses, raw material purchases and promotional expenses. Net cash flows from operating activities of $590 million in 2000 decreased $339 million from 1999. This decrease primarily reflects an increase in cash payments for tobacco settlements and the posting of a $100 million bond related to the appeal of the Engle verdict, partially offset by increased revenues from higher pricing.

      Net cash flows used in investing activities were $307 million in 2001 compared with net cash inflows of $1.6 billion in 2000. This change is primarily due to investments in short-term securities in 2001, compared with $1.5 billion net proceeds from the NGH acquisition in 2000 and $110 million proceeds received from the maturity of short-term investments in 2000. Net cash flows used in investing activities included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business. Net cash flows from investing activities in 2000 decreased $6 billion from 1999. Net cash flows from 1999 investing activities included the net proceeds from the sale of the international tobacco business.

      Net cash flows used in financing activities of $842 million in 2001, compared with $881 million in 2000, included $494 million repurchase of common stock, $320 million of dividends paid and $73 million repayment of long-term debt. Net cash flows used in financing activities in 2000, compared with $5.4 billion in 1999, included $387 million repayment of long-term debt, $322 million of dividends paid and $231 million repurchase of common stock.

      Net cash flows related to discontinued operations in 1999 primarily resulted from $2.1 billion of income taxes paid on the gain on the sale of the international tobacco business, partially offset by net cash flows provided by discontinued operations of $116 million, and in 2000, an $84 million refund of these taxes.

      In connection with the spin-off from NGH in 1999, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. The additional cash required, compared with 1998, to fund these liabilities was $58 million in each of 2001, 2000 and 1999. In January 2002, RJR contributed the expected additional cash requirement of $58 million for each of 2002 and 2003. As a result, the Pension Benefit Guaranty Corporation cancelled the related $116 million letter of credit.

      During 2001, RJR repurchased 8,727,600 shares of its common stock with an aggregate cost of $494 million. Of these amounts, 5,100,100 shares with an aggregate cost of $289 million completed a $350 million repurchase program authorized by RJR’s board of directors on December 12, 2000. The remaining 3,627,500 shares with an aggregate cost of $205 million were repurchased under an authorization by RJR’s board of directors on July 18, 2001. This program authorizes the repurchase of shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $300 million, to enhance stockholder value. The stock repurchases are funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares repurchased will depend upon market conditions. As of January 31, 2002, RJR repurchased 1,030,000 additional shares at a cost of $60 million under this authorization.

      From November 1999 through December 31, 2001, cumulative repurchases under all programs were 19,970,739 shares with an aggregate cost of $780 million. Shares held through repurchase, in addition to 144,683 shares cancelled, less 304,590 shares granted, pursuant to employee benefit plans, are included in treasury stock in the consolidated balance sheets.

      On February 6, 2002, RJR’s board of directors authorized the repurchase of up to $1 billion of RJR’s common stock over time in the open market, to enhance stockholder value. The program will be funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition and from cash provided by operating activities. Although RJR expects to complete this authorization within two years, the timing of repurchases and the number of shares repurchased under this authorization will depend upon market conditions.

Debt

      On May 18, 1999, RJR completed tender offers to purchase substantially all of its outstanding debt securities, which resulted in RJR repurchasing $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of $384 million, $250 million after tax.

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount of $1.235 billion was reduced to $622 million as of November 2001 and will remain at this amount through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under this revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by S&P or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2001, RJR had $132 million in letters of credit and no borrowings outstanding under the facility, with the remaining $490 million of the facility available for borrowing. In January 2002, a $116 million letter of credit was cancelled resulting in $606 million of the facility available for borrowing.

      Additionally, as of December 31, 2001, RJR had a trade letter of credit outstanding of $1 million. RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2001.

      RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7.375% due 2003, $500 million in principal amount at 7.75% due 2006 and $200 million in principal amount at 7.875% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they will also be required to pledge their assets to secure these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 2001.

      RJR filed a shelf registration statement, effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of the date of this filing, no debt securities have been issued from this registration.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, redeemable on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying consolidated balance sheets as of December 31, 2001 and 2000. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      As of December 31, 2001, RJR also had $330 million of public notes, at fixed interest rates of 7.625% through 9.25%, due in 2002 through 2013. See note 13 to the consolidated financial statements.

Dividends

      On February 6, 2002, RJR’s board of directors declared a quarterly cash dividend of $.875 per common share payable on April 1, 2002 to stockholders of record as of March 11, 2002.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $74 million in 2001, $60 million in 2000 and $55 million in 1999. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $115 million to $125 million for capital expenditures during 2002, funded primarily by cash flows from operations. This increase over recent years is primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of December 31, 2001.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry” and “Business — Environmental Matters” in Item 1; “— Governmental Activity”; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations or cash flows in particular quarterly or annual periods could be materially affected by the ultimate outcome of various pending or future litigation matters, including litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Business — Litigation Affecting the Cigarette Industry” in Item 1, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates these payments to be $2.4 billion in 2002 and to exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The advertising, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes, restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, in 2002, the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration, implementation of a national standard for “fire-safe” cigarettes and changes to the tobacco price support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $.39 as of January 1, 2002. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $1.425 per pack in Washington. The excise tax in New York will increase to $1.50 per pack on April 13, 2002.

      In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States. Cigarette advertising in other media in the United States is required to include information with respect to the “tar” and nicotine yield of cigarettes, as well as a warning statement.

      During the past three decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, the Smoking Education Act:

•	establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking;

•	requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

•	increases type size and area of the warning required in cigarette advertisements; and

•	requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.

      The warnings currently required on cigarette packages and advertisements are:

•	“SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy”;

•	“SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health”;

•	“SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight”; and

•	“SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”

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

      In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a U.S. District Court judge held that the EPA’s classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court’s decision.

      In March 1994, the U.S. Occupational Safety and Health Administration announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. RJR Tobacco submitted comments on the proposed regulations during the comment period that closed in February 1996. In December 2001, OSHA announced the withdrawal of its proposed regulations, stating that most of the activity on workplace smoking restrictions was taking place on the state and local levels. OSHA further stated that the announcement did not preclude future agency action, but claimed that 70 percent of employees now work where smoke-free workplace policies exist.

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

      In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. In September 2000, the district court permanently enjoined enforcement of provisions of the law relating to ingredient reporting and issued a judgment in favor of the cigarette manufacturers. On October 16, 2001, a panel of the United States Court of Appeals for the First Circuit reversed the district court’s decision, ruling that the ingredients disclosure provisions were valid. The entire court, however, agreed to re-hear the appeal, reinstating the district court’s injunction in the meantime. Oral argument before the full court took place on January 7, 2002, and RJR Tobacco is awaiting the decision.

      In August 1998, the Massachusetts Department of Public Health issued proposed regulations for public comment that would require annual reporting, beginning July 1, 2000, on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJR Tobacco, together with other cigarette manufacturers, filed comments with the MDPH on October 9, 1998. RJR Tobacco and the other manufacturers believe that the MDPH lacks legal authority to promulgate these regulations. Nevertheless, RJR Tobacco and the other manufacturers have conducted a cooperative benchmarking study to address certain MDPH concerns. The benchmarking study obtained smoke constituent information on a representative number of cigarette brand styles. The final report, including all data, was presented to the MDPH. The MDPH has drafted additional proposed regulations requiring further extensive testing of cigarette brands. The MDPH has engaged in discussions about these additional proposed regulations with representatives of the cigarette manufacturers and others, but has not formally issued them for public comment. Although the MDPH has stated its intention to promulgate additional reporting requirements, RJR Tobacco cannot predict the form they will take or the effect they will have on RJR Tobacco’s business or operations.

      On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts Attorney General regulations concerning the advertisement and display of tobacco products. The regulations went beyond those required by the MSA, and banned outdoor advertising of tobacco products within 1,000 feet of any school or playground, as well as any indoor tobacco advertising placed lower than five feet in stores within the 1,000-foot zone. The district court ruled against the industry on January 25, 2000, and the United States Court of Appeals for the First Circuit affirmed. The U.S. Supreme Court granted the industry’s petition for writ of certiorari on January 8, 2001, and ruled in favor of RJR Tobacco and the rest of the industry on June 28, 2001. The Supreme Court found that the regulations were preempted by the Federal Cigarette Labeling and Advertising Act, which precludes states from imposing any requirement or prohibition based on smoking and health with respect to the advertising or promotion of cigarettes labeled in conformity with federal law.

      In June 2000, the New York state legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Six months from the issuance of the standards, but no later than July 1, 2003, all cigarettes offered for sale in New York state will be required to be manufactured to those standards. RJR Tobacco is unable to predict what design or manufacturing changes will be necessary for cigarettes manufactured for sale in New York until the standards are published. Similar legislation is being considered by other state legislatures.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintains that this regulation prohibits the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buy down” to consumers. The plaintiffs have challenged the Department of Revenue’s interpretation of this regulation on the grounds that such action exceeded the Department’s statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. On October 15, 2001, the defendants filed a Demurrer to the plaintiffs’ Petition for Declaratory Judgment and Injunctive Relief. The Court has not yet ruled on the parties’ motions.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale; consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. The U.S. federal government and 49 states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

      Two states have passed and various states are considering legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments under the MSA. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that bases tariffs on import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995. Because of the importance of tobacco leaf as a raw material for RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material effect on RJR Tobacco’s results of operations and cash flows.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “Business — Litigation Affecting the Cigarette Industry” and “Business — Environmental Matters” in Item 1; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RJR and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, RJR does not expect such expenditures or other costs to have a material adverse effect on the business or financial condition of RJR or its subsidiaries.

      For further discussion of environmental matters, see “Business — Environmental Matters” in Item 1 and note 14 to the consolidated financial statements.

Other Contingencies

      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.

      In connection with Philip Morris’ acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH, now known as RJR Acquisition Corp., would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

Acquisition

      On January 16, 2002, RJR acquired 100% of the voting stock of privately held Santa Fe for $340 million in cash, subject to post-closing adjustments. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed.

      RJR believes that Santa Fe will enhance RJR’s consolidated earnings, and that its approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands. Santa Fe’s sales have tripled over the past five years, based on the success of cigarettes and pouch tobaccos sold under the NATURAL AMERICAN SPIRIT brand name. NATURAL AMERICAN SPIRIT cigarettes are made with no-additive tobacco blends and are marketed in distinctive packages bearing the silhouette of an American Indian in a feathered headdress. The NATURAL AMERICAN SPIRIT retail share of market during 2001 was .21% in the United States. Santa Fe also has a small, but growing international tobacco business.

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets and the return on corporate cash; and the ratings of RJR’s securities. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, since the second quarter of 2001, RJR Tobacco has been exposed to insignificant foreign currency exchange rate risk related to an unrecognized firm commitment for the purchase of equipment denominated in Euros. See notes 8, 10, 13 and 15 to the consolidated financial statements for more information. RJR and its subsidiaries have established various policies and procedures to manage their exposure to market risks and use major institutions with high credit ratings to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. This model indicates that near term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors

R.J. Reynolds Tobacco Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Greensboro, North Carolina

January 24, 2002, except as to notes 14 and 22, which are as of February 7, 2002

Independent Auditors’ Report

R.J. Reynolds Tobacco Holdings, Inc.:

We have audited the accompanying consolidated statements of income, cash flows and stockholders’ equity and comprehensive income of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries (“RJR”) for the year ended December 31, 1999. These financial statements are the responsibility of RJR’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of RJR for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

January 27, 2000
  (February 23, 2000 as to Note 14)

Report of Management’s Responsibility for Financial Statements

      The financial statements presented in this report are the responsibility of management, and have been prepared in accordance with generally accepted accounting principles using, where appropriate, management’s best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that RJR’s assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

      The audit committee of RJR’s board of directors is composed solely of outside directors. It meets periodically with management, the internal auditors and the independent auditors, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

/s/ Andrew J. Schindler

Chairman of the Board, President and
  Chief Executive Officer

/s/ Kenneth J. Lapiejko

Executive Vice President and
  Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2001	2000	1999

Net sales*	$8,585	$8,058	$7,468

Costs and expenses:

Cost of products sold*	3,560	3,436	3,292

Selling, general and administrative expenses	3,745	3,342	2,924

Amortization of trademarks and goodwill	362	366	366

Impairment charge	—	89	—

Headquarters close-down and related charges	—	—	143

Other operating expense	—	(3)	21

Operating income	918	828	722

Interest and debt expense	150	168	268

Interest income	(137)	(119)	(114)

Other expense, net	13	31	58

Income from continuing operations before income taxes	892	748	510

Provision for income taxes	448	396	315

Income from continuing operations	444	352	195

Discontinued operations:

Income from operations of discontinued businesses, net of income taxes	—	—	76

Gain (loss) on discontinued businesses, net of income taxes	(9)	—	2,322

Income before extraordinary items	435	352	2,593

Extraordinary item—gain on acquisition, net of income taxes	—	1,475	—

Extraordinary item—loss on early extinguishment of debt, net of income taxes	—	—	(250)

Net income	$435	$1,827	$2,343

Basic income (loss) per share:

Income from continuing operations	$4.57	$3.48	$1.80

Income (loss) from discontinued operations	(.09)	—	22.10

Extraordinary items—gain (loss)	—	14.56	(2.30)

Net income	$4.48	$18.04	$21.60

Diluted income (loss) per share:

Income from continuing operations	$4.48	$3.46	$1.80

Income (loss) from discontinued operations	(.09)	—	22.08

Extraordinary items—gain (loss)	—	14.48	(2.30)

Net income	$4.39	$17.94	$21.58

Dividends declared per share	$3.30	$3.10	$1.55

*	Excludes excise taxes of $1,529 million, $1,631 million and $1,173 million for the years ended December 31, 2001, 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,

	2001	2000	1999

Cash flows from (used in) operating activities:

Net income	$435	$1,827	$2,343

Less income (loss) from discontinued operations	(9)	—	2,398

Subtotal	444	1,827	(55)

Adjustments to reconcile to net cash flows from (used in) continuing operating activities:

Depreciation and amortization	491	485	482

Impairment charge	—	89	—

Deferred income tax benefit	(43)	(31)	(307)

Extraordinary gain on acquisition	—	(1,475)	—

Extraordinary loss on early extinguishment of debt	—	—	384

Other changes, net of acquisition effects, that provided (used) cash:

Accounts and notes receivable	(6)	(12)	(32)

Inventories	(141)	(23)	(41)

Accounts payable and accrued liabilities including income taxes	(211)	(194)	(50)

Litigation bonds	—	(118)	—

Tobacco settlement and related expenses	123	82	564

Restructuring and related expenses, net of cash	—	—	(8)

Headquarters close-down and related charges, net of cash	—	—	21

Other, net	(31)	(40)	(29)

Net cash flows from operating activities	626	590	929

Cash flows from (used in) investing activities:

Short-term investments	(207)	110	(110)

Capital expenditures	(74)	(60)	(55)

Net proceeds from acquisition	—	1,519	—

Net proceeds from the sale of the international tobacco business	(14)	—	7,760

Other, net	(12)	4	(19)

Net cash flows from (used in) investing activities	(307)	1,573	7,576

Cash flows from (used in) financing activities:

Repurchase of common stock	(494)	(231)	(55)

Dividends paid on common stock	(320)	(322)	(85)

Repayments of long-term debt	(73)	(387)	(4,450)

Proceeds from exercise of stock options	45	59	—

Proceeds from issuance of long-term debt	—	—	1,244

Transfers and payments to former parent	—	—	(1,968)

Decrease in short-term borrowing	—	—	(62)

Other, net	—	—	17

Net cash flows used in financing activities	(842)	(881)	(5,359)

Net cash flows related to discontinued operations (including income taxes paid on gain on sale of the international tobacco business of $2,085 in 1999)	—	84	(1,969)

Net change in cash and cash equivalents	(523)	1,366	1,177

Cash and cash equivalents at beginning of year	2,543	1,177	—

Cash and cash equivalents at end of year	$2,020	$2,543	$1,177

Income taxes paid, net of refunds	$457	$309	$2,605

Interest paid	$141	$153	$341

Tobacco settlement and related expense payments	$2,393	$2,247	$1,636

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$2,020	$2,543

Short-term investments	207	—

Accounts and notes receivable, net of allowance (2001 — $13; 2000 — $11)	106	100

Inventories	730	588

Deferred income taxes	538	459

Prepaid excise taxes and other	255	181

Total current assets	3,856	3,871

Property, plant and equipment, at cost:

Land and land improvements	94	94

Buildings and leasehold improvements	668	666

Machinery and equipment	1,557	1,531

Construction-in-process	61	34

Total property, plant and equipment	2,380	2,325

Less accumulated depreciation	1,330	1,277

Property, plant and equipment, net	1,050	1,048

Trademarks, net of accumulated amortization (2001 — $1,450; 2000 — $1,348)	2,773	2,875

Goodwill, net of accumulated amortization (2001 — $3,359; 2000 — $3,099)	6,875	7,303

Other assets and deferred charges	496	457

	$15,050	$15,554

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$74	$80

Tobacco settlement and related accruals	1,520	1,394

Accrued liabilities	1,155	1,229

Current maturities of long-term debt	43	73

Total current liabilities	2,792	2,776

Long-term debt (less current maturities)	1,631	1,674

Deferred income taxes	1,726	1,856

Long-term retirement benefits	514	543

Other noncurrent liabilities	361	269
Commitments and contingencies

Stockholders’ equity:

Common stock (shares issued: 2001 — 114,046,712; 2000 — 112,563,918)	1	1

Paid-in capital	7,371	7,291

Retained earnings	1,593	1,481

Accumulated other comprehensive loss — cumulative minimum pension liability adjustment	(121)	(8)

Unamortized restricted stock	(42)	(41)

	8,802	8,724

Less treasury stock (shares: 2001 — 19,810,832; 2000 — 11,299,092), at cost	(776)	(288)

Total stockholders’ equity	8,026	8,436

	$15,050	$15,554

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(Dollars in Millions)

			Retained	Accumulated
			Earnings	Other	Unamortized		Total
	Common	Paid-in	(Accumulated	Comprehensive	Restricted	Treasury	Stockholders’
	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Equity

Balance at December 31, 1998	$1	$10,861	$(516)	$(460)	$—	$—	$9,886

Net income	—	—	2,343	—	—	—	2,343

Foreign currency translation, net of tax benefit of $11 million	—	—	—	(86)	—	—	(86)

Minimum pension liability, net of tax benefit of $4 million	—	—	—	(7)	—	—	(7)

Total comprehensive income	—	—	—	—	—	—	—

Dividends	—	(169)	—	—	—	—	(169)

Items related to international tobacco business (see note 2)	—	—	—	218	—	—	218

Merger transaction*	—	(3,435)	(1,958)	322	—	—	(5,071)

Stock options exercised	—	4	—	—	—	—	4

Restricted stock awarded	—	23	—	—	(32)	—	(9)

Restricted stock amortization	—	—	—	—	7	—	7

Common stock repurchased	—	—	—	—	—	(55)	(55)

Other	—	3	—	—	—	—	3

Balance at December 31, 1999	1	7,287	(131)	(13)	(25)	(55)	7,064

Net income	—	—	1,827	—	—	—	1,827

Minimum pension liability, net of tax expense of $3 million	—	—	—	5	—	—	5

Total comprehensive income	—	—	—	—	—	—	—

Dividends	—	(102)	(215)	—	—	—	(317)

Stock options exercised	—	62	—	—	—	—	62

Tax benefit on stock options exercised	—	7	—	—	—	—	7

Restricted stock awarded	—	37	—	—	(37)	—	—

Restricted stock amortization	—	—	—	—	19	—	19

Restricted stock forfeited	—	—	—	—	2	(2)	—

Common stock repurchased	—	—	—	—	—	(231)	(231)

Balance at December 31, 2000	1	7,291	1,481	(8)	(41)	(288)	8,436

Net income	—	—	435	—	—	—	435

Minimum pension liability, net of tax benefit of $61 million	—	—	—	(113)	—	—	(113)

Total comprehensive income	—	—	—	—	—	—	—

Dividends	—	—	(324)	—	—	—	(324)

Stock options exercised	—	42	—	—	—	—	42

Tax benefit on stock options exercised	—	20	—	—	—	—	20

Restricted stock awarded	—	18	—	—	(26)	8	—

Restricted stock amortization	—	—	—	—	23	—	23

Restricted stock forfeited	—	—	1	—	2	(2)	1

Common stock repurchased	—	—	—	—	—	(494)	(494)

Balance at December 31, 2001	$1	$7,371	$1,593	$(121)	$(42)	$(776)	$8,026

[Additional columns below]

[Continued from above table, first column(s) repeated]

Comprehensive
Income

Balance at December 31, 1998

Net income	$2,343

Foreign currency translation, net of tax benefit of $11 million	(86)

Minimum pension liability, net of tax benefit of $4 million	(7)

Total comprehensive income	$2,250

Dividends

Items related to international tobacco business (see note 2)

Merger transaction*

Stock options exercised

Restricted stock awarded

Restricted stock amortization

Common stock repurchased

Other

Balance at December 31, 1999

Net income	$1,827

Minimum pension liability, net of tax expense of $3 million	5

Total comprehensive income	$1,832

Dividends

Stock options exercised

Tax benefit on stock options exercised

Restricted stock awarded

Restricted stock amortization

Restricted stock forfeited

Common stock repurchased

Balance at December 31, 2000

Net income	$435

Minimum pension liability, net of tax benefit of $61 million	(113)

Total comprehensive income	$322

Dividends

Stock options exercised

Tax benefit on stock options exercised

Restricted stock awarded

Restricted stock amortization

Restricted stock forfeited

Common stock repurchased

Balance at December 31, 2001

*	Transfer of RJR’s 80.5% interest in Nabisco, together with a portion of the proceeds from the sale of the international tobacco business, to NGH. See note 2.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries, including R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and RJR Acquisition Corp.

      The equity method is used to account for investments in businesses that RJR does not control, but have the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated.

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions to be made that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications were made to conform prior years’ financial statements to the current presentation.

      Discontinued operations for the year ended December 31, 2001 included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Including this adjustment, the net after-tax gain on the sale of the international tobacco business was $2.3 billion.

      For 1999, the account balances and activities of the international tobacco business and Nabisco Holdings Corp., referred to as Nabisco, are segregated and reported as discontinued operations in RJR’s consolidated financial statements. See note 2 for more discussion.

      All dollar amounts are presented in millions, unless noted otherwise.

Cash Equivalents and Short-Term Investments

      Cash equivalents include money market funds, commercial paper and time deposits in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity or, in certain instances, available-for-sale securities. The appropriate classification of cash equivalents and short-term investments are determined at the time of purchase and the classification is reassessed at each reporting date. Short-term investments include investment pools that are classified and accounted for as available-for-sale securities.

      Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in stockholders’ equity until realized. Interest income and amortization of premiums and discounts are included in interest income. Gains and losses on investment securities sold are determined based on the specific identification method and are included in other expense, net. Unrealized losses that are other than temporary are recognized in net income. No securities are held for speculative or trading purposes.

Inventories

      Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method. The cost of work in process and finished goods includes materials, direct labor, and variable and full absorption of fixed manufacturing overhead. Stocks of tobacco, which must be cured for more than one year, are classified as current assets in accordance with recognized industry practice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method of depreciation over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Intangibles

      Intangibles include primarily goodwill and trademarks and, for the periods presented through December 31, 2001, have been amortized using the straight-line method, principally over 40 years.

Software Costs

      Certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less. During 2001 and 2000, costs of $12 million and $19 million, respectively, were capitalized and at December 31, 2001, the unamortized balance was $28 million. Related amortization expense was $8 million, $4 million and $1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Long-Lived Assets

      Goodwill is continually reviewed for impairment, and for other long-lived assets held for use, including trademarks and property, plant and equipment, whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be impaired if the best estimate of future undiscounted cash flows over the remaining amortization period is less than the carrying value. If an asset is impaired, the loss is measured using estimated fair value. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

Revenue Recognition

      Revenue from product sales is recognized upon shipment, when title and risk of loss passes to the customer. Shipping and handling costs are classified as cost of products sold.

Advertising and Research and Development

      Advertising costs, which are expensed as incurred, were $73 million, $137 million and $168 million in the years ended December 31, 2001, 2000 and 1999, respectively. Research and development costs, which are expensed as incurred, were $64 million, $58 million and $59 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for RJR, RJR Tobacco and RJR Acquisition Corp. are calculated on a separate return basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement

      Unrecognized prior service costs are amortized over the estimated remaining service lives of employees. If the changes experienced in the projected benefit obligation or plan assets differ from those assumed, the unrecognized net gain or loss is amortized over five years.

Recently Adopted Accounting Pronouncements

      Effective January 1, 2001, RJR’s operating subsidiaries adopted the Emerging Issues Task Force’s Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. EITF No. 00-14 requires that in the accompanying consolidated income statements, certain costs that historically were included in selling, general and administrative expenses now be classified in cost of products sold or as reductions of net sales. Those costs have been reclassified in prior periods for comparative purposes. The adoption of EITF No. 00-14 did not impact consolidated annual net income or cumulative earnings.

      As of January 1, 2001, RJR and its subsidiaries adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction. If it is, the type of hedge transaction must be disclosed. The adoption of SFAS No. 133, as amended, did not impact RJR’s consolidated financial position or results of operations.

      As of December 31, 2001, RJR Tobacco held a forward currency exchange contract to purchase seven million Euros with a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. As of December 31, 2001, the foreign currency cash flow hedge was effective and, accordingly, no gain or loss was realized. The unrealized gain resulting from the increase in the hedge’s fair value was insignificant.

Recently Issued Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which prohibits the pooling-of-interests method accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

      Other intangible assets consist of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. A national appraisal firm has been engaged to assist in the valuation of the trademarks as of January 1, 2002. No later than March 31, 2002, the existence and amount, if any, of trademark impairment will be determined by comparing the fair value of those assets with their carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RJR’s goodwill as of January 1, 2002 is attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. A national appraisal firm has been engaged to assist in the determination of the fair value of RJR. Before June 30, 2002, any indication of goodwill impairment will be determined by comparing RJR’s fair value with its carrying value as of January 1, 2002.

      As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $362 million and $366 million during 2001 and 2000, respectively. As of January 1, 2002, RJR Tobacco’s goodwill and trademarks will no longer be amortized. Because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to RJR Tobacco’s trademarks or goodwill upon adoption of this statement cannot be estimated.

      Effective January 1, 2002, EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. Upon adoption, the operating subsidiaries will characterize the applicable costs as a reduction of net sales rather than as selling, general and administrative expenses. Had EITF No. 00-25 been adopted for 2001 and 2000, selling, general and administrative expenses would have been reduced by $2.3 billion and $2 billion, respectively. The respective amounts would have been classified as reductions to net sales. The adoption of EITF No. 00-25 will not impact RJR’s consolidated financial position, operating income or net income.

Note 2 — Reorganization

      During 1999, RJR and Nabisco Group Holdings Corp., referred to as NGH, completed a series of transactions to reorganize their businesses and capital structures. In May 1999, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc. As a result of this sale, RJR Tobacco’s business consists exclusively of the manufacture and sale of cigarettes in the United States and its territories, commonwealths, protectorates and possessions. A portion of the proceeds from the sale of the international tobacco business was used by RJR to repurchase $4 billion of its debt, which resulted in a $384 million, $250 million after-tax, extraordinary loss from the early extinguishment of debt. Additionally, RJR transferred $1.6 billion in cash proceeds, together with its 80.5% interest in Nabisco to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

      The operating results of the international tobacco business until May 12, 1999, the date of sale, are segregated and reported as discontinued operations in the 1999 consolidated statement of income. Nabisco’s operating results through May 18, 1999, the date of the merger transaction, are segregated and reported as discontinued operations in the 1999 consolidated statement of income. Summarized operating results of the discontinued operations include net sales and a provision for income taxes of $3,827 million and $34 million, respectively, for the year ended December 31, 1999.

Note 3 — Acquisition

      On December 11, 2000, RJR acquired its former parent, NGH. Pursuant to an agreement and plan of merger dated June 25, 2000, as amended, RJR Acquisition Corp. was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp. At the time of the acquisition, NGH was a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. RJR accounted for the acquisition as a purchase, and accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. As consideration, RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate. The $1.5 billion net cash proceeds, after costs related to the transaction, were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as an extraordinary gain on acquisition in the fourth quarter of 2000. Presentation of pro forma results of operations would not be meaningful as NGH was a non-operating public shell company.

Note 4 — Impairment Charge

      In the fourth quarter of 2000, impairment occurred on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY, based on their estimated undiscounted net future cash flows. Accordingly, RJR Tobacco recorded an impairment charge of $89 million, $54 million after tax, or $0.53 per diluted share, based on the excess of the brands’ carrying value over fair value, determined using the present value of estimated future cash flows assuming a discount rate of 12.0%. This impairment charge is reflected as an increase in accumulated amortization in the consolidated balance sheets, as an impairment charge in the 2000 consolidated income statement and had no impact on cash flows. As a result of this charge, amortization expense related to trademarks was $4 million lower in 2001 than in 2000.

Note 5 — Headquarters Close-Down and Related Charges

      During 1999, RJR recorded a charge of $143 million, $93 million after tax, to reflect the elimination of its New York corporate headquarters. Total cash expenditures related to this charge were $122 million. The elimination of the headquarters resulted from reorganization transactions, described in note 2, that fundamentally changed RJR’s business and capital structure. Approximately $127 million of the charge was for severance and related benefits for approximately 100 employees whose employment was terminated. The remainder of the charge was primarily related to contractual lease termination payments and the write-off of leasehold improvements and abandoned equipment.

Note 6 — Other Operating Expense

      During 1998, RJR Tobacco recorded pre-tax charges totaling $1.4 billion for the following tobacco settlement and related expenses: MSA, $620 million; Minnesota Settlement Agreement, $312 million; “Most Favored Nation” adjustment of previously settled states, $145 million; rationalization of manufacturing operations, $214 million; and employee severance and related benefits, $151 million. The employee severance and related benefits portion of this charge was for workforce reductions totaling approximately 1,300 employees in response to the changing business conditions expected to result from the MSA signed in November 1998. At December 31, 1998, $1.3 billion had been utilized. Since December 31, 1998, the remaining liability for employee severance and related benefits was utilized through cash expenditures of $76 million and the reversal of $21 million, due to a less-than-expected workforce reduction.

      During 1999, RJR Tobacco recorded a charge of $40 million for initial, up-front costs related to the tobacco growers’ settlement.

      For more information about the MSA and other state settlement agreements, see note 14.

      In 1997, RJR Tobacco recorded a restructuring expense of $80 million related to a restructuring program that was implemented to enhance its competitive position and improve its long-term earnings growth prospects. The $80 million charge included $30 million for the rationalization of manufacturing operations, $20 million for contract termination and other costs and $30 million for employee severance and related benefits associated with the closure of a facility resulting in the reduction of 192 full-time positions and 217 seasonal positions. As of December 31, 1999, the charge was substantially utilized after a reduction of $2 million reflecting lower-than-expected expenses. Total cash expenditures were $43 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Per Share

      The components of the calculation of income per share were:

	For the Years Ended December 31,

	2001	2000	1999

Income from continuing operations	$444	$352	$195

Income (loss) from discontinued operations	(9)	—	2,398

Extraordinary items—gain (loss)	—	1,475	(250)

Net income	$435	$1,827	$2,343

Basic weighted average shares, in thousands	97,043	101,264	108,495

Effect of dilutive potential shares:

Options	1,472	371	66

Restricted stock	471	222	9

Diluted weighted average shares, in thousands	98,986	101,857	108,570

      Outstanding shares of restricted stock of 1.7 million, 1.6 million and .8 million were excluded from the share calculation for the years ended December 31, 2001, 2000 and 1999, respectively, as the related vesting provisions had not been met.

Note 8 — Short-Term Investments

      At December 31, 2001, short-term investments classified as available-for-sale included $146 million of U.S. government treasury bills and $61 million of federal agency securities. Contractual maturities of these securities averaged less than one year. Realized and unrealized holding gains and losses of available-for-sale securities for the year ended December 31, 2001 were not significant and, accordingly, the amortized cost of these securities approximated fair value. There were no available-for-sale securities for the years ended December 31, 2000 and 1999.

Note 9 — Inventories

      The major components of inventories at December 31 were:

	2001	2000

Leaf tobacco	$550	$509

Raw materials	25	26

Work in process	49	49

Finished products	118	103

Other	26	26

Total	768	713

Less LIFO allowance	38	125

	$730	$588

      Inventories valued under the LIFO method were approximately $682 million and $543 million at December 31, 2001 and 2000, respectively. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2001 and 2000 over the amount at which these inventories were carried on the consolidated balance sheets. During 2001, 2000 and 1999, there was no impact on net income from LIFO inventory liquidations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Short-Term Borrowings and Borrowing Arrangements

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on November 17, 2000. Under the amendment and restatement, the committed amount of $1.235 billion was reduced to $622 million as of November 2001 and will remain at this amount through May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under this revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by S&P or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, commitment fees of 1% of the committed amount are payable quarterly. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2001, RJR had $132 million in letters of credit and no borrowings outstanding under the facility, with the remaining $490 million of the facility available for borrowing. RJR was in compliance with all covenants and restrictions imposed by this facility at December 31, 2001.

      Additionally, as of December 31, 2001, RJR had a trade letter of credit outstanding of $1 million. RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2001.

Note 11 — Accrued Liabilities

      Accrued liabilities at December 31 included:

	2001	2000

Payroll and employee benefits	$398	$293

Marketing and advertising	378	406

Accrued interest	20	24

Other	359	506

	$1,155	$1,229

Note 12 — Income Taxes

      The components of the provision for income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2001	2000	1999

Current:

Federal	$426	$368	$530

State and other	65	59	92

	491	427	622

Deferred:

Federal	(36)	(30)	(265)

State and other	(7)	(1)	(42)

	(43)	(31)	(307)

Provision for income taxes	$448	$396	$315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2001	2000

Deferred tax assets:

LIFO inventories	$(131)	$(136)

Pension and other postretirement liabilities	62	31

Tobacco settlement related accruals and other accrued liabilities	607	564

	$538	$459

      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2001	2000

Deferred tax assets:

Pension and other postretirement liabilities	$(191)	$(208)

Tobacco settlement related accruals and other accrued liabilities	(119)	(109)

	(310)	(317)

Deferred tax liabilities:

Property and equipment	300	310

Trademarks	1,080	1,121

Other	656	742

	2,036	2,173

	$1,726	$1,856

      The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2001	2000	1999

Income taxes computed at statutory U.S. federal income tax rates	$312	$262	$178

State and local income taxes, net of federal tax benefits	37	33	30

Goodwill amortization	91	91	91

Other items, net	8	10	16

Provision for income taxes	$448	$396	$315

Effective tax rate	50.2%	52.9%	61.8%

Note 13 — Long-Term Debt

      Long-term debt at December 31 included:

	2001	2000

7.625%-9.25% unsecured notes, due 2002 to 2013	$330	$404

7.375%-7.875% guaranteed unsecured notes, due 2003 to 2009	1,246	1,245

9.5% junior subordinated debentures, due 2047	98	98

Current maturities of long-term debt	(43)	(73)

	$1,631	$1,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payment of long-term debt is due as follows:

Year	Amount

2003	$740

2004	56

2005	50

2006	498

Thereafter	287

$1,631

      On May 18, 1999, RJR completed tender offers to purchase substantially all of its outstanding debt securities, which resulted in RJR repurchasing $4 billion of its debt with a portion of the proceeds from the sale of the international tobacco business. As a result, RJR recognized an extraordinary loss from the early extinguishment of debt of $384 million, $250 million after tax.

      RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7.375% due 2003, $500 million in principal amount at 7.75% due 2006 and $200 million in principal amount at 7.875% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they will also be required to pledge their assets to secure these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 2001. See note 21 for condensed consolidating financial information, which separates the account balances and activities of the issuer, the guarantors and the subsidiaries of RJR and RJR Tobacco that are not guarantors of the notes.

      RJR filed a shelf registration statement, effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of December 31, 2001, no debt securities had been issued from this registration.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, redeemable on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying consolidated balance sheets as of December 31, 2001 and 2000. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      The estimated fair value of RJR’s long-term debt was $1.8 billion as of December 31, 2001 and $1.7 billion as of December 31, 2000. The fair values are based on available market quotes, discounted cash flows and book values, as appropriate.

Note 14 — Commitments and Contingencies

Tobacco Litigation

      Overview. Various tobacco-related legal actions and proceedings are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. These actions and proceedings raise a variety of claims, including product liability, health-care cost recovery, consumer protection, smuggling,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RICO, tax, antitrust and trade regulation claims. During 2001, 129 new tobacco-related actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 154 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 2001, there were 1,639 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,664 on December 31, 2000, and 541 on December 31, 1999. As of February 7, 2002, 1,657 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,652 in the United States; two in Puerto Rico and one in each of Canada, Israel and the Marshall Islands. The U.S. case number does not include the 2,852 Broin II cases pending as of February 7, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 35 states and the District of Columbia. The breakdown is as follows: 1,237 in West Virginia; 77 in New York; 58 in Florida; 52 in California; 29 in Maryland; 28 in the District of Columbia; 27 in Louisiana; 23 in Mississippi; 12 in Iowa; 11 in Massachusetts; 10 in each of Missouri and New Jersey; 9 in Alabama; 8 in Texas; 7 in Georgia; 6 in each of Illinois and Tennessee; 4 in each of New Hampshire, Nevada and Pennsylvania; 3 in each of Arizona, Connecticut, Michigan, New Mexico and Ohio; 2 in each of Kansas, North Carolina, North Dakota and South Dakota; and 1 in each of Indiana, Maine, Minnesota, Oklahoma, Utah, Washington and Wisconsin. Of the 1,652 active U.S. cases, 130 are pending in federal court, 1,518 in state court and 4 in tribal court. Most of these cases were brought by individual plaintiffs, but many of these cases seek recovery on behalf of third parties or large classes of claimants.

      Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, indemnity, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,652 active cases in the United States, eight cases, plus the 2,852 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Twenty-nine cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of “light” and “ultra light” cigarettes claiming to have been defrauded and seeking to recover the costs of their cigarette purchases, and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 59 cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eleven cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

      Industry Trial Results in Individual Smoker Cases. The tobacco industry in general, and RJR Tobacco in particular, continue to win most individual smoking and health cases. In Anderson v. Fortune Brands, Inc., a Brooklyn, New York jury found in favor of the industry, including RJR Tobacco, on June 27, 2000. The plaintiff failed to perfect his appeal by submitting his brief and record by June 22, 2001. The Appellate Division dismissed the appeal on September 18, 2001. In Nunnally v. R. J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiff’s motion for judgment notwithstanding the verdict, or in the alternative, for a new trial, was denied, and plaintiff’s appeal to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mississippi Supreme Court is pending. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. On September 7, 2001, the plaintiff appealed the final judgment to the Appellate Division of the New York Supreme Court. In Little v. Brown & Williamson Tobacco Corp., a South Carolina federal district court judge granted a directed verdict in favor of RJR Tobacco on January 30, 2001. The jury rendered a verdict in favor of the remaining defendant, Brown & Williamson, on February 6, 2001. The plaintiff voluntarily dismissed her appeal to the United States Court of Appeals for the Fourth Circuit on April 19, 2001. On March 7, 2001, in Grinnell v. Brown & Williamson Tobacco Corp., a Texas state court jury returned a verdict in favor of Brown & Williamson. On May 16, 2001, a state court jury in New Jersey returned a verdict in favor of RJR Tobacco and Philip Morris in Mehlman v. Philip Morris, Inc. On October 5, 2001, an Ohio federal court jury returned a unanimous verdict in favor of Philip Morris, Brown & Williamson and Lorillard in Tompkin v. American Tobacco Co. On October 23, 2001, plaintiff filed a motion for a new trial. The judge in this case referred the parties to mediation in order to avoid the transaction costs associated with an appeal. The mediation failed and the case was returned to the presiding judge who then denied plaintiff’s motion for a new trial. Finally, on November 13, 2001, a state court judge in Connecticut granted Brown & Williamson’s motion for a directed verdict in DuJack v. Brown & Williamson Tobacco Co.

      RJR Tobacco has prevailed in virtually all individual smoker cases that have gone to trial. However, in Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and Philip Morris have appealed. In Jones v. R. J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages; however, the jury refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco’s motion for a new trial. The plaintiff has appealed the new trial ruling to the Florida Second District Court of Appeal. Most recently, in Kenyon v. R. J. Reynolds Tobacco Co., on December 12, 2001, a Tampa jury determined that Floyd Kenyon had been adequately warned about the risks of smoking and that RJR Tobacco was not negligent in designing its products. The jury did find that some of RJR Tobacco’s products were defective and awarded the plaintiff $165,000 in compensatory damages. RJR Tobacco believes that the jury’s findings were not supported by the evidence in the case. Accordingly, on December 26, 2001, RJR Tobacco asked the court to set aside the verdict or to grant a new trial. A hearing on RJR Tobacco’s motion has been scheduled for February 27, 2002.

      Juries have found for plaintiffs in six smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal and have been dismissed; three others are on appeal; and damages have been paid in one case. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris’ post-trial motions challenging the verdict. On November 7, 2001, a California appellate court upheld the jury’s 1999 verdict against Philip Morris. Philip Morris has appealed that decision to the California Supreme Court, which accepted the appeal on a “grant and hold” basis (another appeal has to be decided prior to ruling on the Henley petition). In Williams v. Philip Morris, Inc., an Oregon state court jury awarded the plaintiff $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge reduced the punitive damages to $32 million. Philip Morris’ appeal is pending. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. Philip Morris filed motions to reduce the damages, for judgment notwithstanding the verdict or for a new trial. On August 9, 2001, plaintiff agreed to the court’s recommendation that the $3 billion punitive damages award be reduced to $100 million. On September 7, 2001, Philip Morris filed its notice of appeal to the California Court of Appeals. In Carter v. American Tobacco Co., the Florida Supreme Court, on November 22, 2000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinstated the jury verdict against Brown & Williamson. According to press reports, Brown & Williamson paid approximately $1.09 million to the plaintiff on February 8, 2001. On June 29, 2001, the U.S. Supreme Court declined to review the case, thus leaving the jury verdict intact.

      Broin II Cases. As of February 7, 2002, approximately 2,852 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins, referred to as the Broin II cases, are pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs’ favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. Accordingly, defendants appealed Judge Kaye’s ruling to the Third District Court of Appeal on November 3, 2000. Plaintiffs moved to dismiss the appeal on November 28, 2000. On January 12, 2001, the Third District Court of Appeal denied plaintiffs’ motion and ordered oral argument. On October 10, 2001, a different panel of the Third District Court of Appeal dismissed the appeal, finding that Judge Kaye’s order is not an appealable order at this time, but noted that the ruling is without prejudice to the defendants’ ability to appeal the issue at the appropriate time. On January 16, 2002, defendants filed a writ to invoke the discretionary jurisdiction of the Florida Supreme Court.

      On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict, or for a new trial. On October 1, 2001, the trial judge denied plaintiff’s post-trial motions. Plaintiff appealed to the Florida Third District Court of Appeal. Defendants cross-appealed on November 8, 2001.

      Class Action Suits. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

      Class action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States and class-action suits in Illinois, Missouri and New Jersey claim that the marketing of “light” and “ultralight” cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere. Other types of class-action suits also have been filed in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. All 16 federal courts that have considered the issue, including two courts of appeals, have rejected class certification in smoker cases. On March 19, 2001, in Guillory v. American Tobacco Co., Inc., the United States District

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for the Northern District of Illinois refused to certify a class defined as “all Illinois residents who smoke or smoked cigarettes manufactured by defendants, who started smoking while a minor, who purchase or purchased cigarettes in Illinois and who desire to participate in a program designed to assist them in the cessation of smoking and/or monitor their medical condition to promote early detection of disease caused by, contributed, or exacerbated by cigarette smoking.” On May 17, 2001, in Brown v. Philip Morris, Inc., the United States Court of Appeals for the Third Circuit affirmed the trial court’s dismissal of a proposed class action alleging the violation of civil rights by the targeting of “African-American smokers.” On June 29, 2001, the United States District Court for the District of Nevada denied plaintiffs’ motions for class certification in three cases involving casino workers exposed to environmental tobacco smoke and one case involving smokers with injuries allegedly caused by smoking. These four cases, which were consolidated for class certification purposes, are: (1) Badillo v. American Tobacco Co., Inc.; (2) Christensen v. Philip Morris Cos., Inc.; (3) Dienno v. Liggett Group, Inc.; and (4) Selcer v. R. J. Reynolds Tobacco Co. Most recently, two cases, Mahoney v. R. J. Reynolds Tobacco Co. and Davis v. R. J. Reynolds Tobacco Co., were denied class certification by the United States District Court for the Southern District of Iowa.

      Similarly, most state courts have refused to certify smoker class actions. On December 8, 2000, in Geiger v. American Tobacco Co., the Appellate Division of the Supreme Court of New York, Second Judicial Department, affirmed the trial court’s denial of class action status to a purported class defined as all New York residents, including their heirs, representatives and estates, who contracted lung and/or throat cancer as a result of smoking cigarettes. Plaintiffs filed a motion for leave to appeal the order denying certification to the New York Court of Appeals, the highest court in the state. The New York Court of Appeals dismissed plaintiffs’ appeal on February 13, 2001.

      Classes have been certified thus far in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. Defendants appealed the jury selection process to the Louisiana Fourth Circuit Court of Appeal on July 18, 2001. On September 4, 2001, the Court of Appeal dismissed two jurors because of bias, but declined to dismiss jurors with immediate family members who were members of the class. On September 5, 2001, defendants sought review by the Louisiana State Supreme Court. On September 25, 2001, the Louisiana State Supreme Court dismissed seven additional jurors because they have immediate family members who are members of the class and the seven jurors expressed a desire that those family members receive medical monitoring or smoking cessation assistance. On October 9, 2001, the defendants asked the Louisiana Supreme Court to declare a mistrial because of the irregularities in the jury selection process. This petition was denied on October 15, 2001. Jury selection resumed again on October 22, 2001, and a full complement of 12 jurors and 10 alternates was selected. On December 26, 2001, defendants’ filed an application for supervisory writ to the Fourth District of the Louisiana Court of Appeals challenging certain aspects of the second round of jury selection. Opening statements will not occur until that writ is decided.

      Trial began on January 4, 2001, in Blankenship v. Philip Morris, Inc., a West Virginia state court medical monitoring class action. The trial of this case ended on January 25, 2001, when the judge declared a mistrial. Argument on decertification of the class, among other things, was held on February 19, 2001. On March 23, 2001, the judge denied the defendants’ motion to decertify the class. The retrial of this case began on September 5, 2001, and ended on November 14, 2001, when the jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial has been scheduled for July 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes “during the applicable time period,” and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The trial has been scheduled for October 11, 2002.

      Most recently, on November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled for March 17, 2003. This case currently includes both RJR and RJR Tobacco as defendants.

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

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors on their behalf, claim to have diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages.

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

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco.

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

      On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution that is in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, nine other states, Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

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

• Monetary Liabilities. In addition to payments already made, the MSA calls for additional initial industry payments of approximately $2.6 billion and $2.7 billion in 2002 and 2003, respectively. A substantial portion of the payment due in 2002 was prepaid in 2001 to obtain the tax benefit of the early payment. The MSA also requires perpetual annual industry payments, which started in 2000. The unadjusted annual payment currently is $6.5 billion and increases to $8 billion in 2004, to $8.14 billion in 2008 and finally to $9 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008. All payments are to be allocated among the companies on the basis of relative market share and most are subject to adjustments for changes in sales volume, inflation and other factors. RJR Tobacco records its allocation of charges in cost of goods sold as products are shipped.

The tobacco companies also agreed to (1) make a one-time payment of $50 million on March 31, 1999, to establish a fund for enforcement of the MSA and laws relating to tobacco products and (2) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

In addition, the MSA calls for the creation of a national foundation to support the study of, and programs to reduce, youth tobacco product usage and youth substance abuse, and the study of educational programs to prevent diseases associated with tobacco product use. The tobacco companies agreed to fund the foundation with (1) ten annual payments of $25 million, which began on March 31, 1999, (2) further payments of $250 million, which began on March 31, 1999, and $300 million annually thereafter for four years, and (3) additional annual payments of $300 million beginning in 2004 if, during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market. Each of these payments is to be allocated among the companies on the basis of relative market share. Other than the $25 million annual payments and the $250 million payment made on March 31, 1999, the payments for the foundation are subject to adjustments for changes in sales volume, inflation and other factors.

The manufacturers also agreed to pay the litigation costs, including government attorneys’ fees, of the offices of the attorneys general relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the jurisdictions. Outside counsel fees have been determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap on arbitrated attorneys’ fees for all these and certain other settled cases of $500 million. Fees set by the negotiated fee procedure are subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion. As of February 7, 2002, publicly announced awards determined by arbitration totaled approximately $11.7 billion, and awards determined in accordance with a negotiated fee procedure totaled approximately $626 million. Reimbursement of costs is capped at $150 million for litigation costs, including government attorneys’ fees, of the attorneys’ general offices and at $75 million annually for outside counsels’ costs. Payments for attorneys’ fees and costs are to be allocated on a relative market share basis.

• Growers’ Trust. As part of the MSA, the tobacco companies agreed to work with U.S. tobacco growers to address the possible adverse economic impact of the MSA on growers. As a result, RJR Tobacco and the three other major manufacturers agreed to participate in funding a $5.2 billion trust fund to be administered by a trustee, in conjunction with a certification entity from each of the tobacco growing states. The trust agreement provides for a schedule of aggregate annual payments, subject to various adjustments, that are payable in quarterly installments each year from 1999 through 2010. The aggregate annual payment by all participating manufacturers is adjusted each year for inflation and any change in the total domestic cigarette volume of all participating manufacturers. In general, the annual payment by each participating manufacturer, including RJR Tobacco, is based on each manufacturer’s relative market share of total domestic cigarette shipments during the preceding calendar year. Each manufacturer’s annual payment is also subject to a tax offset adjustment.

• Other MSA Obligations. The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

      RJR Tobacco’s settlement expenses under these agreements were $2.6 billion, $2.3 billion and $2.2 billion in 2001, 2000 and 1999, respectively. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates these payments to be $2.4 billion in 2002 and to exceed $2 billion per year thereafter. However, these payments will be subject to adjustments based upon, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation.

      Certain litigation has arisen challenging the validity of the MSA, including cases with claims that the MSA violates antitrust laws. On January 5, 2001, the United States District Court for the Northern District of California dismissed one of those cases, Forces Action Project v. California. On August 15, 2001, the United States Court of Appeals for the Ninth Circuit remanded the antitrust claim, but affirmed the district court’s dismissal of the remaining claims. On January 15, 2002, the United States District Court judge denied plaintiffs’ motion to amend the complaint which effectively dismissed the case.

      Six actions are pending against RJR Tobacco alleging various violations of the MSA. RJR Tobacco believes it has meritorious defenses to each of these actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted. On November 16, 2001, in the Arizona signage action, the trial court granted summary judgment in favor of the state. On November 27, 2001, the trial court ruled similarly in the California signage matter. However, on February 1, 2002, a New York trial court upheld RJR Tobacco’s position. Appeals of all of these decisions are pending or anticipated. Trial in the Washington matter is scheduled for August 5, 2002.

      The State of Ohio has alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise. In November 2001, the trial court heard arguments on the parties’ cross-motions for summary judgment and took the motions under advisement.

      Finally, the State of California has alleged that the publications in which RJR Tobacco places advertising evidences direct or indirect targeting of youth which is prohibited by the MSA. Pretrial discovery is proceeding, and the trial is scheduled for April 19, 2002.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred in an “adult-only facility” at a race track. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law. The trial is scheduled for April 30, 2002.

      On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court, similar to the U.S. attorneys’ general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit relied heavily upon special legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia brought a second action in British Columbia Provincial Court. A trial is likely to occur in October 2002.

      On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. On October 13, 2000, the United States filed a motion to limit Judge Kessler’s September 28, 2000 order to claims for payments under Medicare and the Federal Employee Health Benefits Act.

      Discovery in the DOJ lawsuit is ongoing, and trial has been scheduled for July 15, 2003. RJR Tobacco believes it has meritorious factual and legal defenses to that lawsuit. In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached and no further meetings are planned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of February 7, 2002, approximately 14 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state.

      The defendants in these actions argue, among other things, that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the allegedly injured individual.

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

      Numerous trial court judges also have dismissed union trust fund cases on remoteness grounds. Nonetheless, some union, or other third-party payor, cases have survived motions to dismiss and have proceeded or may proceed to trial. On August 2, 1999, a federal district court in New York denied defendants’ motions to dismiss in two separate cases heard together, National Asbestos Workers Medical Fund v. Philip Morris, Inc. and Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., discussed below. On December 21, 1999, the federal district court in the District of Columbia denied defendants’ motions to dismiss in three cases consolidated for pretrial purposes: Service Employees International Union Health and Welfare Fund v. Philip Morris, Inc., S.E.I.U. Local 74 Welfare Fund v. Philip Morris, Inc. and Holland v. Philip Morris, Inc. On May 22, 2001, the United States Court of Appeals for the District of Columbia reversed the federal district court’s ruling that denied in part defendants’ motion to dismiss, and affirmed the portion of the ruling that dismissed the bulk of plaintiffs’ claims in these cases. In the same opinion, the court reversed the district court’s ruling that denied defendants’ motion to dismiss the RICO and fraud claims in Sheet Metal Workers Trust Fund v. Philip Morris, Inc., which had been consolidated with the first three cases for purposes of pretrial discovery. The result of the D.C. Circuit’s ruling is that all claims in these four cases, as well as several additional union trust fund cases that had also been consolidated for purposes of the appeal, were dismissed. On June 21, 2001, plaintiffs filed a petition for rehearing before the entire D.C. circuit with respect to these cases, which was denied on July 13, 2001. On August 20, 2001, plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied on October 29, 2001.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, Eastern States Health & Welfare Fund v. Philip Morris, Inc., brought by 14 union trust funds seeking to recover money paid for medical bills incurred by their participants and beneficiaries who suffer from alleged tobacco-caused diseases. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On September 26, 2000, in Steamfitters Local Union No. 614 Health and Welfare Fund v. Philip Morris, Inc., the Tennessee Court of Appeals affirmed a trial court’s dismissal of an antitrust claim and found that the remaining claims in the plaintiffs’ complaint were too remote to permit recovery. On March 21, 2001, a federal district court in Connecticut granted defendants’ motion to dismiss in Connecticut Pipe Trades Health Fund v. Philip Morris, Inc. Most recently, on January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review and deferred further action pending consideration and disposition of a related issue in Naegele v. Raybestos-Manhattan, Inc. (pending in San Francisco County Superior Court), or pending further order of the court. On October 25, 2001, the California Court of Appeals affirmed the April 10, 2000, order granting voluntary dismissal of the case with prejudice as to all defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Two “insurer” cases, Williams & Drake v. American Tobacco Co. and Regence Blueshield v. Philip Morris, Inc., were dismissed in their entirety on remoteness grounds by federal district courts in Pennsylvania and Washington. These rulings were then upheld on appeal to the Third and Ninth Circuits, respectively.

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., two cases consolidated for opinion, a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation on June 15, 2001; and (2) causation, injury and damages on June 20, 2001. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. Plaintiffs have not yet filed an appeal.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Empire is not entitled to recover under both direct and subrogated claims; thus, Empire must elect one claim, and thus one jury verdict. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. Plaintiff filed a motion for attorneys’ fees. On October 4, 2001, the court denied defendants’ post-trial motions, entered final judgment in favor of Empire, yet retained jurisdiction to decide the attorneys’ fees issue. RJR Tobacco and the other tobacco defendants appealed the final judgment to the United States Court of Appeals for the Second Circuit. All remaining claims of Blue Cross Blue Shield plans pending before the court are stayed pending the appeal.

      On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal to the appellate court on September 17, 2001, from the trial court’s prior adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appellate court has not yet ruled.

      Native American tribes have filed similar health-care cost recovery cases. On December 8, 2000, in Utu Utu Gwaitu Paiute Tribe v. Philip Morris, Inc., the San Diego Superior Court denied plaintiffs’ motion for class certification. On January 10, 2001, the plaintiffs voluntarily dismissed the action. On November 12, 1999, in Table Bluff Reservation v. Philip Morris, Inc., a California federal district court dismissed plaintiffs’ lawsuit. On July 16, 2001, the United States Court of Appeals for the Ninth Circuit affirmed the federal district court’s dismissal. On July 30, 2001, in Acoma Pueblo v. American Tobacco Co., a federal district court in New Mexico granted defendants’ motion to dismiss plaintiffs’ complaint for failure to state a claim. The ruling was based on a number of grounds, including remoteness. On September 17, 2001, plaintiff filed a motion for reconsideration which was denied on November 1, 2001. The dismissal was modified to a dismissal with prejudice in order to facilitate plaintiffs’ appeal. On August 31, 2001, in Alabama Coushatta Tribe of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Texas v. American Tobacco Co., the United States District Court for the Eastern District of Texas (Beaumont Division) dismissed plaintiffs’ complaint. Plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit on October 1, 2001. Most recently, on January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted in part defendants’ motion to dismiss the complaint with respect to the conspiracy, deceptive acts and restraints of trade claims. The court refused to dismiss plaintiff’s product liability claim. Four such cases remain pending, all before tribal courts.

      Other cost recovery suits have been brought by local governmental jurisdictions, taxpayers on behalf of a government jurisdiction, a university and hospitals. On December 14, 1999, a federal district court in Washington dismissed one such case, Association of Washington Public Hospital Districts v. Philip Morris, Inc. Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the dismissal by the trial court on February 22, 2001. Plaintiffs filed a petition to the U.S. Supreme Court asking it to review the case on July 16, 2001, but the court declined plaintiffs’ petition October 1, 2001. On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking repayment from cigarette companies for costs expended to treat smoking-related illnesses. Plaintiffs seek at least $3.6 billion in damages. Defendants’ filed a motion to dismiss which was granted on December 14, 2001. On January 17, 2002, plaintiffs appealed the dismissal to the Appellate Division of the Supreme Court, Second Judicial Department.

      A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. Of the 33 cases currently pending, 6 are pending in state court and 27 are pending in federal court. Eleven of these cases have been transferred to, and are still pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, in the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery lawsuit in the Marshall Islands against RJR Tobacco and other cigarette manufacturers. On February 22, 2001, the High Court of the Marshall Islands granted defendants’ motions for summary judgment on all counts except the Consumer Protection Act. The parties stipulated to a dismissal of the remaining claim on May 18, 2001. Final judgment was entered on June 4, 2001. Thereafter, on June 27, 2001, plaintiff noticed an appeal to the Supreme Court of the Republic of the Marshall Islands. On July 3, 2001, defendants filed a notice of cross appeal. Oral argument on the appeal is scheduled for April 17-19, 2002.

      On August 7, 2000, a federal district court in Washington, D.C. dismissed an international health-care cost recovery action entitled Ontario v. Imperial Tobacco, Ltd. Plaintiffs appealed to the United States Court of Appeals for the District of Columbia. However, on November 29, 2001, the D.C. Court of Appeals granted plaintiff’s motion for a voluntary dismissal of the appeal, thereby dismissing the case. In Obra Social de Empleados de la Marina Mercante v. American Tobacco Co., Inc., the Superior Court in Washington, D.C. granted defendants’ motion to dismiss on January 13, 2001. Plaintiffs appealed the dismissal to the D.C. Court of Appeals; however, the parties agreed to dismiss the appeal on October 22, 2001. Additionally, plaintiffs filed a separate action in the same court on March 23, 2001; that case was voluntarily dismissed on August 30, 2001. On May 22, 2001, the United States Court of Appeals for the District of Columbia affirmed the federal district court’s dismissal in the following three matters: (1) Guatemala v. Tobacco Institute, Inc. (a non-RJR Tobacco action); (2) Nicaragua v. Liggett Group, Inc. (another non-RJR Tobacco case); and (3) Ukraine v. American Brands, Inc. (a case involving RJR Tobacco). Plaintiffs in each of these cases filed a petition for writ of certiorari to the U.S. Supreme Court on August 20, 2001. The Supreme Court, on October 29, 2001, denied the petitions. Most recently, on November 20, 2001, in Venezuela v. Philip Morris Cos., Inc. and Espirito Santo, Brazil v. Brooke Group Ltd., a Florida state court judge granted defendants’ motions to dismiss these matters because the claims were too remote, indirect and derivative to survive. Plaintiff appealed each case to the Third District Court of Appeal of Florida on December 19, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

      Finally, 11 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. One of these lawsuits, Falise v. American Tobacco Co., was dismissed by the United States District Court for the Eastern District of New York (Weinstein, J.) on November 2, 1999, due to a lack of subject matter jurisdiction. This case was refiled on November 11, 1999. Trial began on November 27, 2000. On January 22, 2001, the judge declared a mistrial. The case was dismissed with prejudice on June 29, 2001 after the plaintiff announced that it would not retry the case. On May 24, 2001, a Mississippi state court judge dismissed all claims by Owens-Corning in a lawsuit similar to Falise. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. A similar case, H. K. Porter Co., Inc. v. American Tobacco Co., is pending in the United States District Court for the Eastern District of New York (Weinstein, J.). In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

      Antitrust Cases. A number of tobacco wholesalers, or indirect purchasers, have sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes, as a result of which plaintiffs suffered economic injury. Of the 39 cases currently pending, 30 are pending in state court and 9 are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions and to allow the respective plaintiffs to pursue the lawsuits as representatives of other persons in individual states or throughout the United States that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs’ claims of fraudulent concealment, claims concerning conduct outside the United States and allegations relating to non-price conduct. A class of direct purchasers was certified by the court on January 27, 2001. On February 22, 2001, plaintiffs repleaded their fraudulent concealment allegations. These allegations were dismissed on June 19, 2001. State court cases on behalf of indirect purchasers have been dismissed in Arizona, currently on appeal, and New York. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001.

      On March 2, 2000, Liggett Group Inc. filed an antitrust action against RJR Tobacco in the U.S. District Court for the District of New Jersey. Subsequently, the court granted RJR Tobacco’s motion to transfer this action to the United States District Court for the Middle District of North Carolina. On May 3, 2001, the case, which alleged that RJR Tobacco’s Every-Day-Low-Price merchandising program is a violation of the Sherman Antitrust Act and New Jersey antitrust laws, was voluntarily dismissed.

      In A.D. Bedell Wholesale Co. v. Philip Morris, Inc., filed on April 13, 1999, in the United States District Court for the Western District of Pennsylvania, a cigarette wholesaler alleged that the MSA restricts cigarette output and otherwise restrains trade in violation of the Sherman Act. On March 22, 2000, the district court entered an order granting defendants’ motion to dismiss counts I and II of the complaint, denying defendants’ motion to dismiss count III, and denying as moot plaintiffs’ motion for partial summary judgment. On April 11, 2000, the plaintiffs and defendant Philip Morris, the only defendant to which count III applied, filed a consent order dismissing count III of the amended complaint. On April 18, 2000, plaintiffs appealed the dismissal of counts I and II to the United States Court of Appeals for the Third Circuit. On June 19, 2001, the Third Circuit affirmed the district court’s dismissal of counts I and II, ruling that tobacco companies that entered into the MSA, including RJR Tobacco, were immune from potential antitrust liability that was alleged to arise out of the MSA. The finding of antitrust immunity is consistent with that of all other federal courts that have considered antitrust challenges to the MSA. The plaintiffs filed a petition for rehearing and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suggestion for rehearing before the entire Third Circuit on July 2, 2001. This petition was denied on July 24, 2001. On October 19, 2001, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court, which denied the petition on January 7, 2002.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. Fact discovery closed on October 18, 2001. Expert discovery is presently underway and dispositive motions likely will be filed this spring or summer. No trial date is yet set.

      On May 10, 2000, the Customer Company, a retailer affiliated with Cigarettes Cheaper!, filed a similar antitrust claim against RJR Tobacco in the United States District Court for the Northern District of California. This case has now been settled. The settlement terms are confidential; however, the settlement is not material to RJR Tobacco.

      Tobacco Growers’ Case. On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders, some 5,930 of which are actually named in the first amended complaint. Plaintiffs’ current theory, as reflected in their second amended complaint, which was filed on September 2, 2000, is that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants. Plaintiffs’ motion to certify the class remains pending.

      Scheduled Trials. As of February 7, 2002, RJR Tobacco is a defendant in two cases currently being tried: Burton v. R. J. Reynolds Tobacco Co., an individual case being tried in federal court in Kansas, and Scott v. American Tobacco Co., a medical monitoring class action. Jury selection began in the Scott case on June 18, 2001. After the jury was impaneled, various rulings required the dismissal of several members of the original jury (nine jurors and/or alternates). Jury selection began again on October 22, 2001. On December 26, 2001, defendants’ filed an application for supervisory writ to the Fourth District of the Louisiana Court of Appeals challenging certain aspects of the second round of jury selection. Opening statements will not occur until that application is decided.

      Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR and RJR Tobacco, coming to trial during 2002. As of February 7, 2002, there are 18 cases scheduled for trial. Fourteen Broin II cases also are scheduled to be tried in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Developments. RJR Tobacco is aware of a grand jury investigation being conducted in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive tobacco subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. Although the international tobacco business was sold, RJR Tobacco retained certain liabilities relating to the events disclosed above.

      Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain), Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under common law and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition, Inc. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. As of February 7, 2002, a decision is still pending. RJR Tobacco and other defendants filed in the United States District Court for the Southern District of Florida motions to dismiss the actions brought by Ecuador, Belize and Honduras. These motions have been briefed and argued, and have been taken under advisement.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco denies that it has infringed any valid claim of the Star patent. On June 13, 2001, RJR Tobacco filed a declaratory judgment action against Star Scientific in the United States District Court for the Middle District of North Carolina, seeking a declaration that the patent is invalid and not infringed by RJR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco. On October 3, 2001, the North Carolina federal court granted Star Scientific’s motion to stay, but denied its motions to dismiss or transfer the case.

      On or about October 30, 1998, a boat manufacturer, American Marine Holdings, Inc., filed suit against RJR Tobacco claiming that one of its boats was not properly identified in RJR Tobacco cigarette advertising. The plaintiff claimed, among other things, violations of the Lanham Act and breach of an alleged oral contract. On April 12, 2001, the parties reached an agreement to settle the matter. The related provision for settlement is included in the accompanying consolidated financial statements.

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

      RJR believes that, notwithstanding the quality of defenses available to it and RJR Tobacco in litigation matters, it is possible that the results of operations or cash flows of RJR in particular quarterly or annual periods or RJR’s financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR’s management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. Accordingly, no liability for tobacco-related litigation is currently recorded in the consolidated financial statements.

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

      RJR was named in an insurance coverage suit filed August 13, 1997, by another company named as a potentially responsible party under CERCLA with respect to a superfund site in Hawaii at which a former subsidiary of RJR had operations. In this lawsuit, Del Monte Fresh Produce v. Fireman’s Fund Insurance, filed in the First Circuit Court of the State of Hawaii, the plaintiff sought a declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJR is obligated to indemnify the plaintiff under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of the agreement by which RJR sold that company in 1989. On June 26, 2001, the plaintiff filed for dismissal without prejudice as to all claims against RJR. A motion for summary judgment filed by Fireman’s Fund Insurance Company was denied by the court on August 6, 2001.

      Del Monte Corporation has been named a defendant in two lawsuits related to the same Hawaii superfund site, Board of Water Supply of the City and County of Honolulu v. Shell Oil Company and Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on September 27, 1999, and October 7, 1999, respectively. Also, Del Monte Corporation has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation and is named a defendant in one of these lawsuits. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1989. RJR, in turn, has provided notice of these claims to the buyers of the Del Monte fresh fruit business, asserting the right to be indemnified by the buyers for any liability arising out of such claims under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989.

      Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in either Board of Water Supply or Akee and with respect to the environmental investigation and remediation of the superfund site in Hawaii currently being required by the EPA. RJR and the buyers of the Del Monte fresh fruit business also agreed to engage in good faith negotiations regarding RJR’s asserted right to be indemnified with respect to any liability, cost or expense related to such matters that was incurred prior to the date of the agreement. Based on an agreement reached between RJR and the buyers of the Del Monte fresh fruit business on December 3, 2001, the buyers have reimbursed RJR for the amount of legal expenses claimed by RJR in defending the Board of Water Supply and Akee cases prior to the parties’ agreement of June 12, 2001. Additionally, pursuant to a settlement agreement executed in December 2001, among the plaintiff and certain defendants, including the buyers of the Del Monte fresh fruit business, the Board of Water Supply case, including all pending claims and cross-claims, has been dismissed with prejudice. In accordance with the terms of the settlement agreement, the plaintiff released the buyers of the Del Monte fresh fruit business and all of their predecessors, including RJR, from all claims asserted in Board of Water Supply.

      On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. Based on the plaintiff’s failure to provide any factual information in support of its claim that Del Monte Corporation was a prior lessee of the subject land, Del Monte Corporation has agreed to extend indefinitely the period during which RJR must respond to the Del Monte Corporation’s tender of the claim to RJR for defense and indemnity, subject to the right to terminate the indefinite extension on fifteen days notice to RJR.

      RJR Tobacco was notified by the EPA on June 11, 2000 of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of companies previously involved as potentially responsible parties in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is still being gathered from other potentially responsible parties recently notified by the EPA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Contingencies

      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.

      In connection with Philip Morris’ acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH, now known as RJR Acquisition Corp., would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

Commitments

      At December 31, 2001, commitments totaled $245 million, primarily for marketing-related activities and operating lease commitments. The operating lease amounts for each of the next five years are: 2002 — $19 million; 2003 — $10 million; 2004 — $3 million; 2005 — $1 million; and 2006 — $1 million. Rent expense was $43 million during 2001 and $44 million during each of 2000 and 1999.

Note 15 — Financial Instruments

Foreign Currency Arrangements

      At December 31, 2001, RJR Tobacco held a forward currency exchange contract to purchase seven million Euros with a term of less than 12 months as a hedge of an unrecognized firm commitment for the purchase of equipment. As of December 31, 2001, the foreign currency cash flow hedge was effective and, accordingly, no gain or loss was realized. The unrealized gain resulting from the increase in its fair value was insignificant. There were no forward currency exchange contracts outstanding at December 31, 2000.

Credit Risk

      RJR and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions with high credit ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Stockholders’ Equity

      RJR’s authorized capital stock at December 31, 2001 consisted of 50 million shares of preferred stock, par value $.01 per share, and 290 million shares of common stock, par value $.01 per share. The preferred stock, none of which is issued or outstanding, ranks senior to common stock as to dividends and liquidation preferences.

      During 2001, RJR repurchased 8,727,600 shares of its common stock with an aggregate cost of $494 million. Of these amounts, 5,100,100 shares with an aggregate cost of $289 million completed a $350 million repurchase program authorized by RJR’s board of directors on December 12, 2000. The remaining 3,627,500 shares with an aggregate cost of $205 million were repurchased under an authorization by RJR’s board of directors on July 18, 2001. This program authorizes the repurchase of shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $300 million, to enhance stockholder value. The stock repurchases are funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. The timing of repurchases and the number of shares repurchased will depend upon market conditions.

      From November 1999 through December 31, 2001, cumulative repurchases under all programs were 19,970,739 shares with an aggregate cost of $780 million. Shares held through repurchase, in addition to 144,683 shares cancelled, less 304,590 shares granted, pursuant to employee benefit plans, are included in treasury stock in the consolidated balance sheets.

Note 17 — Stock Plans

      As of December 31, 2001, RJR had two stock plans, the Amended and Restated Equity Incentive Award Plan for Directors and the 1999 Long Term Incentive Plan, as amended on December 5, 2001.

      The EIAP provides for grants of stock options and deferred stock units to outside directors. Under certain circumstances, directors may elect to receive shares of common stock in lieu of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 381,527 shares were available for grant as of December 31, 2001. Options granted upon becoming a director may be exercised between six months and ten years at a price that is the market value of the stock on the grant date. Prior to April 2000, each outside director was awarded an annual grant of stock options that vested in three years and was exercisable for ten years. Effective in April 2000, the annual grant of stock options was amended to provide annual awards of deferred stock units and quarterly grants of deferred stock units. Deferred stock units granted under the EIAP have a value equal to, and bear dividends at the same rate as, one share of RJR’s common stock. The dividends are paid as units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units in the quarterly grants and in common stock, or in cash if the director elects, for the units in the annual grants. Cash payments are based on the average closing price of RJR’s common stock during December of the year preceding payment.

      The 1999 LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the plan is 8,000,000 shares, plus 5,772,814 shares issuable under the NGH Long Term Incentive Plan awards that, in connection with the spin-off, were converted into RJR options or shares of restricted common stock. Of this authorization, 4,304,076 shares were available for grant as of December 31, 2001.

      On June 15, 1999, as a result of the spin-off, 17,065,066 options held by employees to purchase common stock of NGH, formerly known as RJR Nabisco Holdings Corp., were equitably adjusted into 18,354,932 options for NGH shares and 5,456,114 options for RJR shares. The spin-off did not change the value of the option grant, ratio of exercise price to market value, vesting provision or exercise period. The allocation of RJR options was transferred into the 1999 LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also, in connection with the spin-off, holders of restricted stock under the NGH LTIP received one RJR restricted share for every three NGH restricted shares. The resulting 316,700 restricted shares were transferred into the 1999 LTIP. The five-year vesting provisions of the restricted shares remain unchanged for those held by continuing employees of RJR and its subsidiaries and lapsed on those held by employees of the sold international tobacco business and NGH. Compensation expense related to the shares held by continuing employees of RJR and its subsidiaries was insignificant in each of 2001, 2000 and 1999. At December 31, 2001, 43,333 shares remained restricted. Unless forfeited, restrictions on all of these shares will lapse in 2003. The unamortized portion remaining in stockholders’ equity at December 31, 2001 was insignificant.

      In 1999, RJR granted 777,000 shares of restricted stock in tandem with 3,108,000 options, included in the following option table, to eligible employees under the 1999 LTIP. On each vesting date, each eligible employee will receive the portion of the tandem award with the highest value, the vesting shares of RJR common stock or tandem stock options, unless he or she has previously made an affirmative election otherwise. Generally, these shares may not be disposed of, or transferred while restricted during the three- to five-year vesting period. Of these restrictions, 334,500 will lapse in 2002 and 167,250 will lapse in each of 2003 and 2004, unless the related shares are forfeited. Since the date of grant, 108,000 shares have been forfeited. The market price of the stock on the grant date was charged to stockholders’ equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. Since the fourth quarter of 2000, it has been more probable that holders will forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. During 2001, a reversal of previous compensation expense of $1 million resulted from the forfeiture of unvested restricted shares. Compensation expense of $4 million and $3 million was recorded in 2000 and 1999, respectively. The unamortized portion remaining in stockholders’ equity at December 31, 2001 was $13 million.

      In 2000, RJR granted 673,898 shares of restricted stock at $17.03 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2003, unless the related shares are forfeited. Since the date of grant, 25,374 shares have been forfeited and restrictions on 9,782 shares have lapsed. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. During 2001 and 2000, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $17 million and $11 million, respectively, and the unamortized portion remaining in stockholders’ equity at December 31, 2001 was $15 million.

      During 2001, RJR granted 304,590 shares of restricted stock at $52.96 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2004, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. During 2001, 1,764 restricted shares were forfeited and restrictions on 190 shares lapsed. During 2001, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $6 million and the unamortized portion remaining in stockholders’ equity at December 31, 2001 was $12 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the EIAP and the 1999 LTIP, at December 31, 2001, there were 4,344,054 options outstanding, of which 1,664,144 were exercisable, with an exercise price range of $23.32 to $33.71, and a weighted average remaining contractual life of 7.4 years. Additionally, there were 49,722 options outstanding and exercisable, with an exercise price range of $36.24 to $48.33, and a weighted average remaining contractual life of 4.6 years. The changes in RJR’s stock options during 2001, 2000 and 1999 were:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance at beginning of year	6,096,570	$28.76	8,492,564	$28.43	—	$—

Options transferred in	—	—	—	—	5,456,114	28.02

Options granted	—	—	—	—	3,199,500	29.01

Options cancelled	(220,000)	27.50	(138,371)	27.52	—	—

Options exercised	(1,482,794)	28.23	(2,257,623)	27.58	(163,050)	26.13

Balance at end of year	4,393,776	29.01	6,096,570	28.76	8,492,564	28.43

Exercisable at end of year	1,713,866	28.76	3,108,731	28.55	5,325,068	28.09

      Compensation costs related to employee stock plans are measured and expensed utilizing the intrinsic value based method. During 1999, the amortization of tandem restricted stock held was recorded as compensation expense and, as a result, approximated compensation expense had it been based on fair value. Furthermore, related pro forma results would have approximated those reported. During 2000, had compensation expense been based on the fair value, net income would have been reduced by $3 million or $.03 per basic share and per diluted share. During 2001, had compensation expense been based on the fair value, net income would have been reduced by $5 million or $.05 per basic share and per diluted share. The impact of pro forma compensation cost was based on fair value at grant date, using a Black-Scholes methodology assuming a 5.96% risk-free interest rate, a weighted average expected life of 4.2 years, expected volatility of 33.0% and no dividend yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Retirement Benefits

      RJR and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most employees, and also provide certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of the pension plans at December 31 were:

			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Change in benefit obligation:

Obligation at beginning of year	$2,462	$2,270	$675	$589

Service cost	35	31	6	6

Interest cost	179	176	54	49

Actuarial loss	48	148	69	75

Plan amendments	6	5	—	—

Benefits paid	(188)	(190)	(64)	(50)

Settlements	(13)	(11)	—	—

Acquisition of NGH	—	33	—	6

Obligation at end of year	$2,529	$2,462	$740	$675

Change in plan assets:

Fair value of plan assets at beginning of year	$2,260	$2,499	$—	$—

Actual return on plan assets	1	(156)	—	—

Employer contributions	100	98	64	50

Benefits paid	(188)	(190)	(64)	(50)

Settlements	(13)	(11)	—	—

Acquisition of NGH	—	20	—	—

Fair value of plan assets at end of year	$2,160	$2,260	$—	$—

Funded status:

Funded status	$(369)	$(202)	$(740)	$(675)

Unrecognized transition asset	—	—	(15)	(21)

Unrecognized prior service cost	9	—	—	—

Unrecognized net actuarial loss	379	117	169	109

Net amount recognized	$19	$(85)	$(586)	$(587)

Amounts recognized in the consolidated balance sheets consist of:

Accrued benefit liability	$(181)	$(104)	$(586)	$(587)

Intangible asset	13	7	—	—

Accumulated other comprehensive income	187	12	—	—

Net amount recognized	$19	$(85)	$(586)	$(587)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, all of the pension plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,529 million, $2,340 million and $2,160 million, respectively. As of December 31, 2000, for the plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $89 million, $76 million and $15 million, respectively.

				Postretirement
	Pension Benefits			Benefits

	2001	2000	1999	2001	2000	1999

Components of total benefit cost (income):

Service cost	$35	$31	$39	$6	$6	$6

Interest cost	179	176	169	54	49	44

Expected return on plan assets	(220)	(229)	(195)	—	—	—

Amortization of transition asset	—	—	—	(6)	(6)	(6)

Amortization of prior service cost	(3)	(3)	(3)	—	—	—

Amortization of net loss (gain)	2	(7)	2	9	1	6

Net periodic benefit cost (income)	(7)	(32)	12	63	50	50

Curtailment/special benefits	—	—	14	—	—	1

Settlements	4	2	—	—	—	—

Total benefit cost (income)	$(3)	$(30)	$26	$63	$50	$51

      The weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31 were:

	2001	2000

Discount rate	7.40%	7.50%

Expected return on pension plan assets	9.50%	9.50%

Rate of compensation increase	5.00%	5.00%

      For measurement purposes, a 13% annual rate of increase in the pre-65 per capita cost of covered health care was assumed for the HMO plan for 2001. The rate was assumed to decrease to 9% for 2002 and then decrease by 1% per year to an ultimate rate of 5%. The annual rate of increase for post-65 per capita cost of covered care for the HMO plan was assumed to be 13% for 2001, 10% for 2002, decreasing 1% per year to an ultimate rate of 5%. Additionally, for the indemnity plan, a 10% annual rate of increase in the pre-65 per capita cost of covered health care was assumed for 2001. The rate was assumed to decrease to 9% for 2002, 8% for 2003, then decrease by .5% per year to an ultimate rate of 5%. The annual rate of increase for post-65 per capita cost of covered care for the indemnity plan was assumed to be 12% for 2001, decreasing by 1% to an ultimate rate of 5%. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would effect:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Total of service and interest cost components	$2	$(2)

Postretirement benefit obligation	36	(31)

      In connection with the NGH acquisition in 2000, plan assets and benefit obligations attributable to certain former NGH employees were transferred to RJR, which resulted in an increase in pension plan assets of $20 million and an increase in pension plan benefit obligations of $33 million. Postretirement benefit obligations of $6 million were also acquired by RJR.

      In connection with the reorganization in 1999, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc., referred to as the old plan, were split into two new plans, one for employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and former employees of RJR and its subsidiaries and the other for employees and former employees of Nabisco and NGH. The split of the assets and liabilities of the old plan was in accordance to an agreement with the Pension Benefit Guaranty Corporation. The PBGC agreement required contributions of $58 million in each of the five years beginning in 1999, as well as contribution of the RJR plan’s normal cost beginning in 2000 through the end of the agreement. The agreement is expected to continue for five years; however, there are certain circumstances under which it could be extended.

      In connection with the close-down of the New York headquarters, special termination benefits were provided to employees resulting in a 1999 one-time charge of $14 million for pension benefits and $1 million for postretirement benefits.

      RJR and its subsidiaries sponsor a qualified defined contribution plan, and following a participant’s contribution, match 50% based on a maximum of 6% of a participant’s compensation. The expense related to this plan was $12 million in each of 2001, 2000 and 1999.

Note 19 — Segment Information

      RJR has one reportable operating segment, RJR Tobacco, which comprised more than 90% of RJR’s total consolidated assets at December 31, 2001 and substantially all of RJR’s consolidated income from continuing operations during 2001, 2000 and 1999. At December 31, 2001, the consolidated total assets also included the remaining proceeds from the NGH acquisition. The consolidated income from continuing operations included corporate costs and interest income on the NGH proceeds.

      RJR Tobacco manufactures and markets cigarettes in the United States. During 2001, 2000 and 1999, sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 20%, 19% and 17%, respectively, of RJR’s consolidated revenue. No other customer accounted for 10% or more of RJR’s consolidated revenue during those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Results of Operations (Unaudited)

2001	First	Second	Third	Fourth

Net sales (1)	$1,950	$2,269	$2,273	$2,093

Gross profit	1,113	1,293	1,357	1,262

Income from continuing operations	100	127	128	89

Discontinued operations, net of income taxes	—	—	(9)	—

Net income	100	127	119	89

Per share data (2):

Basic:

Income from continuing operations	1.00	1.29	1.34	.95

Discontinued operations, net of income taxes	—	—	(.10)	—

Net income	1.00	1.29	1.24	.95

Diluted:

Income from continuing operations	.98	1.26	1.31	.93

Discontinued operations, net of income taxes	—	—	(.09)	—

Net income	.98	1.26	1.22	.93

2000

Net sales (1)	1,904	2,053	2,089	2,012

Gross profit	1,078	1,168	1,207	1,169

Income from continuing operations	80	109	117	46

Extraordinary item, net of income taxes	—	—	—	1,475

Net income	80	109	117	1,521

Per share data (2):

Basic:

Income from continuing operations	.77	1.08	1.17	.46

Extraordinary item, net of income taxes	—	—	—	14.76

Net income	.77	1.08	1.17	15.22

Diluted:

Income from continuing operations	.77	1.07	1.16	.45

Extraordinary item, net of income taxes	—	—	—	14.58

Net income	.77	1.07	1.16	15.03

(1)	Adoption of EITF No. 00-14 required the classification of certain sales incentive costs as reductions of net sales, and also resulted in shifting a portion of those costs to other interim periods within the annual period.
(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Note 21 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning RJR Tobacco and RJR Acquisition Corp. because such information is not believed to be material to holders of the exchange notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed the exchange notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2001

Net sales	$—	$8,585	$50	$(50)	$8,585

Cost of products sold	—	3,607	3	(50)	3,560

Selling, general and administrative expenses	32	4,065	(352)	—	3,745

Amortization of trademarks and goodwill	—	260	102	—	362

Interest and debt expense	138	12	—	—	150

Interest income	(4)	(129)	(4)	—	(137)

Intercompany interest (income) expense	(10)	274	(264)	—	—

Intercompany dividend	(1,632)	(698)	—	2,330	—

Other expense (income), net	(3)	16	—	—	13

Income from continuing operations before income taxes	1,479	1,178	565	(2,330)	892

Provision for (benefit from) income taxes	(51)	300	199	—	448

Equity income from subsidiaries	1,235	357	—	(1,592)	—

Income from continuing operations	2,765	1,235	366	(3,922)	444

Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$2,765	$1,235	$357	$(3,922)	$435

For the Year Ended December 31, 2000

Net sales	$—	$8,060	$48	$(50)	$8,058

Cost of products sold	—	3,483	3	(50)	3,436

Selling, general and administrative expenses	42	3,615	(315)	—	3,342

Amortization of trademarks and goodwill	—	260	106	—	366

Impairment charge	—	—	89	—	89

Other operating expense	—	(3)	—	—	(3)

Interest and debt expense	164	4	—	—	168

Interest income	(1)	(111)	(7)	—	(119)

Intercompany interest (income) expense	(11)	394	(383)	—	—

Intercompany dividend	(238)	(861)	—	1,099	—

Other expense (income), net	6	26	(1)	—	31

Income before income taxes	38	1,253	556	(1,099)	748

Provision for (benefit from) income taxes	(64)	264	196	—	396

Equity income from subsidiaries	2,825	360	—	(3,185)	—

Income before extraordinary item	2,927	1,349	360	(4,284)	352

Extraordinary item—gain (loss) on acquisition, net of taxes	(1)	1,476	—	—	1,475

Net income	$2,926	$2,825	$360	$(4,284)	$1,827

For the Year Ended December 31, 1999

Net sales	$—	$7,412	$56	$—	$7,468

Cost of products sold	—	3,283	9	—	3,292

Selling, general and administrative expenses	43	3,184	(303)	—	2,924

Amortization of trademarks and goodwill	—	260	106	—	366

Headquarters close-down and related charges	143	—	—	—	143

Other operating expense	—	21	—	—	21

Interest and debt expense	267	1	—	—	268

Interest income	(4)	(85)	(25)	—	(114)

Intercompany interest (income) expense	(393)	620	(227)	—	—

Other expense (income), net	(67)	7	118	—	58

Income from continuing operations before income taxes	11	121	378	—	510

Provision for (benefit from) income taxes	(16)	163	168	—	315

Equity income from subsidiaries from continuing operations	168	209	—	(377)	—

Income from continuing operations	195	167	210	(377)	195

Income (loss) from discontinued operations	(611)	1,162	1,847	—	2,398

Equity income from subsidiaries from discontinued operations	3,009	1,848	—	(4,857)	—

Income before extraordinary item	2,593	3,177	2,057	(5,234)	2,593

Extraordinary item—loss on early extinguishment of debt, net of taxes	(250)	—	—	—	(250)

Net income	$2,343	$3,177	$2,057	$(5,234)	$2,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2001

Cash flows from operating activities	$1,003	$895	$420	$(1,692)	$626

Cash flows from (used in) investing activities:

Short-term investments	—	(207)	—	—	(207)

Intercompany notes receivable	(5)	(9)	281	(267)	—

Other, net	—	(85)	(15)	—	(100)

Net cash flows from (used in) investing activities	(5)	(301)	266	(267)	(307)

Cash flows from (used in) financing activities:

Repurchase of common stock	(494)	—	—	—	(494)

Dividends paid on common stock	(320)	(994)	(698)	1,692	(320)

Repayments of long-term debt	(73)	—	—	—	(73)

Proceeds from exercise of stock options	45	—	—	—	45

Intercompany notes payable	15	(290)	8	267	—

Net cash flows used in financing activities	(827)	(1,284)	(690)	1,959	(842)

Net change in cash and cash equivalents	171	(690)	(4)	—	(523)

Cash and cash equivalents at beginning of year	14	2,424	105	—	2,543

Cash and cash equivalents at end of year	$185	$1,734	$101	$—	$2,020

For the Year Ended December 31, 2000

Cash flows from operating activities	$615	$641	$432	$(1,098)	$590

Cash flows from (used in) investing activities:

Short-term investments	—	109	1	—	110

Intercompany notes receivable	2	34	811	(847)	—

Net proceeds from acquisition	—	1,519	—	—	1,519

Other, net	(5)	(50)	(1)	—	(56)

Net cash flows from (used in) investing activities	(3)	1,612	811	(847)	1,573

Cash flows from (used in) financing activities:

Repurchase of common stock	(231)	—	—	—	(231)

Dividends paid on common stock	(322)	(238)	(860)	1,098	(322)

Repayments of long-term debt	(387)	—	—	—	(387)

Intercompany notes payable	1	(470)	(377)	846	—

Other, net	238	(164)	(16)	1	59

Net cash flows used in financing activities	(701)	(872)	(1,253)	1,945	(881)

Net cash flows related to discontinued operations	103	(19)	—	—	84

Net change in cash and cash equivalents	14	1,362	(10)	—	1,366

Cash and cash equivalents at beginning of year	—	1,062	115	—	1,177

Cash and cash equivalents at end of year	$14	$2,424	$105	$—	$2,543

For the Year Ended December 31, 1999

Cash flows from operating activities	$138	$518	$273	$—	$929

Cash flows from (used in) investing activities:

Net proceeds from the sale of the international tobacco business	(35)	2,611	5,184	—	7,760

Short-term investments	—	(109)	(1)	—	(110)

Other, net	—	(55)	(19)	—	(74)

Net cash flows from (used in) investing activities	(35)	2,447	5,164	—	7,576

Cash flows from (used in) financing activities:

Repayments of long-term debt	(4,450)	—	—	—	(4,450)

Intercompany transfer	5,216	(881)	(4,335)	—	—

Proceeds from issuance of long-term debt	1,244	—	—	—	1,244

Transfers and payments to former parent	(1,968)	—	—	—	(1,968)

Other, net	(185)	—	—	—	(185)

Net cash flows used in financing activities	(143)	(881)	(4,335)	—	(5,359)

Cash flows related to discontinued operations (including income taxes paid on the gain on sale of the international tobacco business)	—	(982)	(987)	—	(1,969)

Net change in cash and cash equivalents	(40)	1,102	115	—	1,177

Cash and cash equivalents at beginning of year	40	(40)	—	—	—

Cash and cash equivalents at end of year	$—	$1,062	$115	$—	$1,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

December 31, 2001

Assets

Cash and cash equivalents	$185	$1,734	$101	$—	$2,020

Short-term investments	—	207	—	—	207

Other current assets	95	1,983	37	(486)	1,629

Trademarks, net	—	—	2,773	—	2,773

Goodwill, net	—	6,875	—	—	6,875

Intercompany notes receivable	146	14	3,822	(3,982)	—

Investment in subsidiaries	10,585	5,772	—	(16,357)	—

Other noncurrent assets	65	1,497	16	(32)	1,546

Total assets	$11,076	$18,082	$6,749	$(20,857)	$15,050

Liabilities and stockholders’ equity

Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520

Other current liabilities	664	1,080	14	(486)	1,272

Intercompany notes payable	69	3,905	8	(3,982)	—

Long-term debt (less current maturities)	1,534	97	—	—	1,631

Other noncurrent liabilities	783	876	974	(32)	2,601

Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

Total liabilities and stockholders’ equity	$11,076	$18,082	$6,749	$(20,857)	$15,050

December 31, 2000

Assets

Cash and cash equivalents	$14	$2,424	$105	$—	$2,543

Other current assets	7	2,221	54	(954)	1,328

Trademarks, net	—	—	2,875	—	2,875

Goodwill, net	—	7,303	—	—	7,303

Intercompany notes receivable	141	5	4,103	(4,249)	—

Investment in subsidiaries	11,957	6,117	—	(18,074)	—

Other noncurrent assets	69	1,429	6	1	1,505

Total assets	$12,188	$19,499	$7,143	$(23,276)	$15,554

Liabilities and stockholders’ equity

Tobacco settlement and related accruals	$—	$1,394	$—	$—	$1,394

Other current liabilities	1,307	993	36	(954)	1,382

Intercompany notes payable	54	4,195	—	(4,249)	—

Long-term debt (less current maturities)	1,576	98	—	—	1,674

Other noncurrent liabilities	815	843	1,009	1	2,668

Stockholders’ equity	8,436	11,976	6,098	(18,074)	8,436

Total liabilities and stockholders’ equity	$12,188	$19,499	$7,143	$(23,276)	$15,554

Note 22 — Subsequent Events

      On January 7, 2002, in connection with its agreement with the PBGC as of May 20, 1999, RJR accelerated its expected required contributions to the pension plan for 2002 and 2003. As a result, the PBGC cancelled its $116 million letter of credit required of RJR.

      On January 16, 2002, RJR completed its acquisition of Santa Fe Natural Tobacco Company, Inc. by acquiring 100% of Santa Fe’s privately held voting stock for $340 million in cash, subject to post-closing adjustments. Santa Fe is a wholly owned operating subsidiary of RJR, and results of its operations subsequent to the acquisition will be included in RJR’s consolidated financial statements.

      On February 6, 2002, RJR’s board of directors authorized the repurchase of up to $1 billion of RJR’s common stock over time in the open market, to enhance stockholder value. This program will be funded by dividends from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition and from cash provided by operating activities. The timing of repurchases and the number of shares purchased under this authorization will depend upon market conditions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Item 10 is incorporated by reference to “Item 1: Election of Class III Directors” and “Stock Ownership-Section 16(a) beneficial ownership of reporting compliance” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 15, 2002. For information regarding the executive officers, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation

      Item 11 is incorporated by reference to “Executive Compensation and Transactions with Management” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 15, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Item 12 is incorporated by reference to “Stock Ownership” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 15, 2002.

Item 13.	Certain Relationships and Related Transactions

      None.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (c) below.

(b)	No reports on Form 8-K were filed during the year ended December 31, 2001.

(c)	The following exhibits are filed as part of this report, Exhibit Numbers 10.20 through 10.59 are management contracts, compensatory plans or arrangements:

Exhibit
Number

2.1	Distribution Agreement dated as of May 12, 1999, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-A filed May 19, 1999)
2.2	Amendment No. 1, dated as of June 28, 2001, to the Distribution Agreement, dated as of May 12, 1999, among RJR Nabisco Holdings Corp. (now known as RJR Acquisition Corp.), RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco Holdings, Inc.) and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 1, 2001)
2.3	Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed May 28, 1999)
2.4	Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)
2.5	Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
2.6	Letter dated October 19, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., electing that Nabisco Group Holdings Corp. be merged with and into RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
2.7	Letter dated November 20, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated December 11, 2000)
2.8	Letter dated October 27, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., agreeing that it will pay or cause to be paid to stockholders of Nabisco Group Holdings Corp., in circumstances described in Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and Plan of Merger) and $11.729 billion (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
3.1	Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated June 14, 1999)
3.2	Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed April 27, 2001)

Exhibit
Number

4.1	Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 14, 1999)
4.2	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995)
4.3	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-A filed May 19, 1999)
4.4	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-A filed May 19, 1999)
4.5	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-A filed May 19, 1999)
4.6	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.1	Amended and Restated Credit Agreement dated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.2	First Amendment to the Credit Agreement dated as of November 19, 2001, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement
10.3	Form of Amended and Restated Subsidiary Guaranty by R. J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and Amended and Restated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.4	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-A filed May 19, 1999)
10.5	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 1999)
10.6	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)

Exhibit
Number

10.7	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.8	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)
10.9	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company
10.10	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 12, 1999)
10.11	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated August 25, 1997)
10.12	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated January 16, 1998)
10.13	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.14	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.15	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.16	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.17	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.18	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998)

Exhibit
Number

10.19	Master Settlement Agreement (the “MSA”) dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant’s Form 8-K dated November 23, 1998)
10.20	Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000)
10.21	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.22	Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.23	Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.24	Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.25	R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 15, 1999)
10.26	Amendments to the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 5, 2001.
10.27	Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.28	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.29	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.30	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated June 15, 1999, dated December 5, 2001.
10.31	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.32	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated July 28, 1999, dated December 5, 2001.

Exhibit
Number

10.33	Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000)
10.34	Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000)
10.35	Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.36	Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.37	Amendment No. 1 to Performance Unit Agreements dated December 5, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein
10.38	R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 Amended and Restated Effective January 1, 2002.
10.39	Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.40	Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.41	Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.42	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.43	Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.44	RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.45	Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 9, 1989)

Exhibit
Number

10.46	Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.47	Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994)
10.48	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.49	Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant’s Schedule 14D-9 filed on November 8, 1988)
10.50	Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989)
10.51	Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.52	Amendment dated January 4, 2002, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988 and June 7, 1999, between R.J. Reynolds Tobacco Holdings, Inc. (formerly known as RJR Nabisco, Inc.) and Andrew J. Schindler
10.53	Change of Control Letter Agreement dated October 25, 1999, by and among R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler
10.54	Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996)
10.55	Amendment dated October 25, 1999, to the Participation Agreement — R.J. Reynolds Supplemental Executive Retirement Plan dated as of December 28, 1995, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler
10.56	Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.57	Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.58	Form of Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)

Exhibit
Number

10.59	Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors
23.2	Consent of Independent Auditors
99.1	Expanded Litigation Disclosure

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: February 28, 2002

By:	/s/ Andrew J. Schindler

Andrew J. Schindler
Chairman of the Board, President,
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Andrew J. Schindler Andrew J. Schindler	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 28, 2002
/s/ Kenneth J. Lapiejko Kenneth J. Lapiejko	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2002
/s/ Thomas R. Adams Thomas R. Adams	Senior Vice President and Controller (principal accounting officer)	February 28, 2002
/s/ Mary K. Bush Mary K. Bush	Director	February 28, 2002
/s/ John T. Chain, Jr. John T. Chain, Jr.	Director	February 28, 2002
/s/ A.D. Frazier, Jr. A.D. Frazier, Jr.	Director	February 28, 2002
/s/ Denise Ilitch Denise Ilitch	Director	February 28, 2002
/s/ John G. Medlin, Jr. John G. Medlin, Jr.	Director	February 28, 2002
/s/ Nana Mensah Nana Mensah	Director	February 28, 2002
/s/ Joseph P. Viviano Joseph P. Viviano	Director	February 28, 2002
/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	February 28, 2002

INDEX TO EXHIBITS

Exhibit
Number

2.1	Distribution Agreement dated as of May 12, 1999, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-A filed May 19, 1999)
2.2	Amendment No. 1, dated as of June 28, 2001, to the Distribution Agreement, dated as of May 12, 1999, among RJR Nabisco Holdings Corp. (now known as RJR Acquisition Corp.), RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco Holdings, Inc.) and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 1, 2001)
2.3	Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed May 28, 1999)
2.4	Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)
2.5	Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
2.6	Letter dated October 19, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., electing that Nabisco Group Holdings Corp. be merged with and into RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
2.7	Letter dated November 20, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated December 11, 2000)
2.8	Letter dated October 27, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., agreeing that it will pay or cause to be paid to stockholders of Nabisco Group Holdings Corp., in circumstances described in Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and Plan of Merger) and $11.729 billion (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000)
3.1	Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated June 14, 1999)
3.2	Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed April 27, 2001)
4.1	Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 14, 1999)

Exhibit
Number

4.2	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995)
4.3	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-A filed May 19, 1999)
4.4	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-A filed May 19, 1999)
4.5	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-A filed May 19, 1999)
4.6	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.1	Amended and Restated Credit Agreement dated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.2	First Amendment to the Credit Agreement dated as of November 19, 2001, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement
10.3	Form of Amended and Restated Subsidiary Guaranty by R. J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and Amended and Restated as of November 17, 2000, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.4	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-A filed May 19, 1999)
10.5	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 1999)
10.6	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)

Exhibit
Number

10.7	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.8	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000)
10.9	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company
10.10	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 12, 1999)
10.11	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated August 25, 1997)
10.12	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated January 16, 1998)
10.13	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.14	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.15	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998)
10.16	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.17	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.18	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998)

Exhibit
Number

10.19	Master Settlement Agreement (the “MSA”) dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant’s Form 8-K dated November 23, 1998)
10.20	Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000)
10.21	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.22	Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.23	Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.24	Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999)
10.25	R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 15, 1999)
10.26	Amendments to the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 5, 2001.
10.27	Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.28	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.29	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.30	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated June 15, 1999, dated December 5, 2001.
10.31	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.32	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated July 28, 1999, dated December 5, 2001.

Exhibit
Number

10.33	Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000)
10.34	Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000)
10.35	Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.36	Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001)
10.37	Amendment No. 1 to Performance Unit Agreements dated December 5, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein
10.38	R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 Amended and Restated Effective January 1, 2002.
10.39	Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.40	Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.41	Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.42	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.43	Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.44	RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended)
10.45	Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 9, 1989)

Exhibit
Number

10.46	Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989)
10.47	Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994)
10.48	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998)
10.49	Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant’s Schedule 14D-9 filed on November 8, 1988)
10.50	Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989)
10.51	Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.52	Amendment dated January 4, 2002, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988 and June 7, 1999, between R.J. Reynolds Tobacco Holdings, Inc. (formerly known as RJR Nabisco, Inc.) and Andrew J. Schindler
10.53	Change of Control Letter Agreement dated October 25, 1999, by and among R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler
10.54	Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996)
10.55	Amendment dated October 25, 1999, to the Participation Agreement — R.J. Reynolds Supplemental Executive Retirement Plan dated as of December 28, 1995, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler
10.56	Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.57	Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
10.58	Form of Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)

Exhibit
Number

10.59	Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors
23.2	Consent of Independent Auditors
99.1	Expanded Litigation Disclosure