Form 10-Q
period 2002-03-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2002-05-01
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-6388

R.J. Reynolds Tobacco Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0950247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

401 North Main Street

Winston-Salem, NC 27102-2866
(Address of principal executive offices) (Zip Code)

(336) 741-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 91,868,076 shares of common stock, par value $.01 per share, as of April 18, 2002

INDEX

		Page

Part I — Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) — Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2002 and 2001	4
	Condensed Consolidated Balance Sheets — March 31, 2002 (Unaudited) and December 31, 2001	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Part II — Other Information

Item 1.	Legal Proceedings	35

Item 6.	Exhibits and Reports on Form 8-K	36
Signature		37

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Condensed Consolidated Statements of Income
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Net sales*	$1,515	$1,456
Costs and expenses:
Cost of products sold*	882	837
Selling, general and administrative expenses	336	331
Amortization of trademarks and goodwill	—	91

Operating income	297	197
Interest and debt expense	36	38
Interest income	(16)	(46)
Other expense, net	3	4

Income before income taxes	274	201
Provision for income taxes	107	101

Income before cumulative effect of accounting change	167	100
Cumulative effect of accounting change, net of income taxes	(502)	—

Net income (loss)	$(335)	$100

Basic income (loss) per share:
Income before cumulative effect of accounting change	$1.83	$1.00
Cumulative effect of accounting change	(5.49)	—

Net income (loss)	$(3.66)	$1.00

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$1.79	$.98
Cumulative effect of accounting change	(5.37)	—

Net income (loss)	$(3.58)	$.98

Dividends declared per share	$.875	$.775

*	Excludes excise taxes of $428 million and $362 million for the three months ended March 31, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Cash flows from (used in) operating activities:
Net income (loss)	$(335)	$100
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	502	—
Depreciation and amortization	36	123
Deferred income tax expense (benefit)	2	(28)
Changes in other working capital items, net of acquisition	(105)	(66)
Changes in tobacco settlement and related accruals	(41)	(85)
Other, net	22	22

Net cash flows from operating activities	81	66

Cash flows from (used in) investing activities:
Capital expenditures	(19)	(13)
Acquisition, net of cash acquired	(329)	—
Short-term investments	—	(201)

Net cash flows used in investing activities	(348)	(214)

Cash flows from (used in) financing activities:
Repurchase of common stock	(127)	(48)
Dividends paid on common stock	(83)	(79)
Proceeds from exercise of stock options	9	35

Net cash flows used in financing activities	(201)	(92)

Net change in cash and cash equivalents	(468)	(240)
Cash and cash equivalents at beginning of period	2,020	2,543

Cash and cash equivalents at end of period	$1,552	$2,303

Net income taxes paid (refunded)	$(119)	$4
Interest paid	$10	$13
Tobacco settlement and related expense payments	$631	$676

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Dollars in Millions)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,552	$2,020
Short-term investments	207	207
Accounts and notes receivable, net	98	106
Inventories	862	730
Deferred income taxes	529	538
Prepaid excise taxes and other	115	255

Total current assets	3,363	3,856
Property, plant and equipment, net	1,059	1,050
Trademarks, net	2,451	2,773
Goodwill, net	6,875	6,875
Other assets and deferred charges	493	496

	$14,241	$15,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$93	$74
Tobacco settlement and related accruals	1,483	1,520
Accrued liabilities	1,003	1,155
Current maturities of long-term debt	43	43

Total current liabilities	2,622	2,792
Long-term debt (less current maturities)	1,632	1,631
Deferred income taxes	1,586	1,726
Long-term retirement benefits	532	514
Other noncurrent liabilities	365	361
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 114,388,060 in 2002 and 114,046,712 in 2001)	1	1
Paid-in capital	7,391	7,371
Retained earnings	1,177	1,593
Accumulated other comprehensive loss — cumulative minimum pension liability adjustment	(121)	(121)
Unamortized restricted stock	(39)	(42)

	8,409	8,802
Treasury stock, at cost (shares: 21,939,318 in 2002 and 19,810,832 in 2001)	(905)	(776)

Total stockholders’ equity	7,504	8,026

	$14,241	$15,050

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Interim Reporting

Basis of Presentation

      The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries. RJR’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc. RJR also wholly owns RJR Acquisition Corp.

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated.

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications were made to conform prior periods’ financial statements to the current presentation. All dollar amounts are presented in millions unless otherwise noted.

      On January 16, 2002, RJR acquired 100% of the voting stock of privately held Santa Fe for $344 million in cash, subject to post-closing adjustments. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statement of income since January 16, 2002. The financial condition and results of operations of Santa Fe do not meet the criteria for a reportable operating segment. As a result, information related to Santa Fe is not generally disclosed separately in this document.

Recently Adopted Accounting Pronouncements

      On January 1, 2002, RJR adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      RJR’s goodwill as of January 1, 2002 is attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. Other intangible assets consist of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $91 million during the first quarter of 2001. As of January 1, 2002, RJR Tobacco’s trademarks, which have indefinite useful lives, and goodwill, are no longer amortized.

      The following table reconciles net income for the quarter ended March 31, 2001 to its amount adjusted to exclude goodwill and trademark amortization expense:

Quarter Ended
March 31,
2001

Reported net income	$100
Add back: goodwill amortization	65
trademark amortization, net of tax	16

Adjusted net income	$181

Basic income per share:
Reported net income	$1.00
Adjusted net income	1.81
Diluted income per share:
Reported net income	$.98
Adjusted net income	1.77

      Prior to January 1, 2002, RJR tested goodwill and other intangible assets for impairment based on the recoverability of carrying value using undiscounted future cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002.

      No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. Provided that RJR’s most recent fair value determination resulted in an amount that substantially exceeded the carrying value, and that its assets and liabilities do not change significantly, RJR is not required to annually determine the fair value of the reporting unit.

      The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of Winston, Vantage, Salem, Now and More had a fair value less than their carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. The after-tax effect was $5.49 per basic share and $5.37 per diluted share. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For comparative purposes, prior period

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amounts have been reclassified from selling, general and administrative expenses to reductions of net sales. The adoption of EITF No. 00-25 did not impact RJR’s consolidated financial position, operating income or net income.

Note 2 — Income (Loss) Per Share

      The components of the calculation of income (loss) per share were:

	For the Three Months Ended
	March 31,

	2002	2001

Income before cumulative effect of accounting change	$167	$100
Cumulative effect of accounting change	(502)	—

Net income (loss)	$(335)	$100

Basic weighted average shares, in thousands	91,426	100,242
Effect of dilutive potential shares:
Options	1,451	1,612
Restricted stock	680	310

Diluted weighted average shares, in thousands	93,557	102,164

      During the three months ended March 31, 2002 and 2001, outstanding shares of restricted stock of 1.7 million and 1.8 million, respectively, were excluded from the share calculations, as the related vesting provisions had not been met.

Note 3 — Inventories

      The major components of inventories were:

	March 31,	December 31,
	2002	2001

Leaf tobacco	$660	$550
Raw materials	31	25
Work in process	51	49
Finished products	126	118
Other	28	26

Total	896	768
Less LIFO allowance	34	38

	$862	$730

Note 4 — Contingencies

Tobacco Litigation

      Overview. Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2002, 58 new cases were served against RJR Tobacco and/or its affiliates or indemnitees, and 34 cases were dismissed or otherwise resolved without trial in favor of RJR Tobacco. In addition, 47 individual smoker cases were severed from existing cases in New York County (New York). On March 31, 2002, there were 1,710 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,662 on March 31, 2001 and 536 on March 31, 2000. As of April 18, 2001, 1,717 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,711 in the United

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

States; 1 in Canada; 1 in the Marshall Islands; and 2 in each of Israel and Puerto Rico. The U.S. case number does not include the 2,823 Broin II cases pending as of April 18, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 33 states and the District of Columbia: 1,237 in West Virginia; 114 in New York; 64 in Florida; 55 in California; 37 in Maryland; 28 in Mississippi; 27 in the District of Columbia; 26 in Louisiana; 12 in each of Alabama, Iowa and Missouri; 10 in Massachusetts; 9 in New Jersey; 7 in each of Georgia and Texas; 6 in each of Illinois and Tennessee; 4 in each of Minnesota, New Hampshire, New Mexico, Nevada and Ohio; 3 in each of Arizona, Connecticut, Michigan and Pennsylvania; 2 in each of North Carolina and South Dakota; and 1 in each of Indiana, Kansas, Maine, North Dakota, Utah and Wisconsin. Of the 1,711 active U.S. cases, 138 are pending in federal court, 1,570 in state court and 3 in tribal court.

      Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases, in addition to compensatory and other damages. Of the 1,711 active U.S. cases, 8, plus the 2,823 Broin II cases, involve alleged nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Twenty-eight class action cases have been filed on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of “light” and “ultra light” cigarettes claiming to have been defrauded and seeking to recover the costs of their cigarette purchases and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Sixty-two cases seek recovery of the cost of Medicaid/Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Twelve cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

      Defenses. The defenses raised by RJR Tobacco and/or its affiliates, including RJR, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named.

      Industry Trial Results in Individual Smoker Cases. The tobacco industry continues to win most individual smoking and health cases. In Nunnally v. R.J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiff’s appeal to the Mississippi Supreme Court is pending. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. The plaintiff has appealed the final judgment. On October 5, 2001, an Ohio federal court jury returned a unanimous verdict in favor of Philip Morris, Brown & Williamson and Lorillard in Tompkin v. American Tobacco Co. On November 13, 2001, a state court judge in Connecticut granted Brown & Williamson’s motion for a directed verdict in DuJack v. Brown & Williamson Tobacco Co. Most recently, on January 22, 2002, in Hyde v. Philip Morris, a state court jury in Rhode Island found in favor of Philip Morris.

      RJR Tobacco has prevailed in most individual smoker cases that have gone to trial. However, in Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Philip Morris have appealed. In Jones v. R.J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages but refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco’s motion for a new trial. The plaintiff has appealed the new trial ruling to the Florida Second District Court of Appeal. On December 12, 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Tampa state court jury determined that Floyd Kenyon had been adequately warned about the risks of smoking and that RJR Tobacco was not negligent in designing its products. The jury did find, however, that some of RJR Tobacco’s products were defective and awarded the plaintiff $165,000 in compensatory damages. RJR Tobacco is appealing the final judgment to the Florida Second District Court of Appeal. On February 22, 2002, in Burton v. R.J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and 1 percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages. According to the verdict, the plaintiff may be entitled to punitive damages from RJR Tobacco, but not from Brown & Williamson. A hearing on punitive damages is scheduled for May 16, 2002.

      Juries have found for plaintiffs in seven smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal and dismissed; damages have been paid in one case; and four others are on appeal or in the post-verdict motion stage. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris’ post-trial motions challenging the verdict. On November 7, 2001, a California appellate court upheld the jury’s 1999 verdict against Philip Morris. Philip Morris has appealed that decision to the California Supreme Court, which accepted the appeal on a “grant and hold” basis (another appeal has to be decided prior to ruling on the Henley petition). In Williams v. Philip Morris, Inc., an Oregon state court jury awarded the plaintiff $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge reduced the punitive damages to $32 million. Philip Morris’ appeal is pending. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. On August 9, 2001, plaintiff agreed to the court’s recommendation that the $3 billion punitive damages award be reduced to $100 million. On September 7, 2001, Philip Morris filed its notice of appeal to the California Court of Appeals. Most recently, in Schwarz v. Philip Morris, Inc., an Oregon state court jury found in favor of the plaintiff on March 22, 2002, and awarded plaintiff $118,514 in economic damages, $50,000 in non-economic damages, and $150 million in punitive damages.

      Broin II Cases. As of April 18, 2002, approximately 2,823 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins, referred to as the Broin II cases, are pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco, along with the other defendants, appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal. On January 23, 2002, the defendants asked the Florida Supreme Court to review the order. That request is pending.

      On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict or for a new trial. On October 1, 2001, the trial judge denied plaintiff’s post-trial motions. Plaintiff appealed to the Florida Third District Court of Appeal. Defendants cross-appealed on November 8, 2001, raising objections to the Judge Kaye order described above.

      Class Action Suits. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes.

      Class action suits based on claims similar to those asserted in Castano have been brought against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, Arkansas, California, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Wisconsin. In addition, a class action filed in Tennessee seeks reimbursement of Blue Cross and Blue Shield premiums paid by subscribers throughout the United States, and class-action suits in Illinois, Missouri and New Jersey claim that the marketing of “light” and “ultralight” cigarettes is deceptive. Plaintiffs have made similar claims in other lawsuits elsewhere.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. All 16 federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoker cases.

      However, classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. The original jury selection process ended on July 16, 2001. Since that time, the defendants, including RJR Tobacco, have challenged the jury selection process on two separate occasions. Both times, the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process remains incomplete, and, on April 11, 2002, the defendants filed with the Louisiana Supreme Court a motion for rehearing on the defendants’ motion for a mistrial based on the flaws in the process. That motion remains pending.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial has been scheduled for July 1, 2002.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The trial has been scheduled for October 11, 2002.

      Most recently, on November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled for March 17, 2003. This case currently includes both RJR and RJR Tobacco as defendants. Similar class action cases in the same jurisdiction have been certified against Philip Morris and Brown & Williamson.

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

      On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, nine other states, Georgia, Kentucky, Louisiana, Nevada, North Carolina, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

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

      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $631 million during the three months ended March 31, 2002, and $676 million during the three months ended March 31, 2001. RJR Tobacco estimates total payments will be $2.4 billion in 2002 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped.

      Certain litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has arisen. These cases generally have not been successful. See discussion of A.D. Bedell Wholesale Co. v. Philip Morris, Inc. below.

      Six actions are pending against RJR Tobacco alleging various violations of the MSA. RJR Tobacco believes it has meritorious defenses to each of these actions. Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted. Courts in Arizona, on November 16, 2001, and in California, on November 27, 2001, ruled against RJR Tobacco.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On February 1, 2002, a New York trial court ruled in favor of RJR Tobacco. Appeals of all of these decisions are pending or anticipated. Trial in the Washington matter is scheduled for August 5, 2002.

      The State of Ohio has alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise. In November 2001, the trial court heard arguments on the parties’ cross-motions for summary judgment and took the motions under advisement.

      Finally, the State of California has alleged, in the context of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, directly or indirectly, “to target” youth. The trial, which is non-jury, will begin April 22, 2002.

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

      Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of April 18, 2002, approximately 14 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state. The defendants in these actions argue, among other things, that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

      Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits have all ruled in favor of the industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, brought by 14 union trust funds, Eastern States Health & Welfare Fund v. Philip Morris, Inc. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. Most recently, on January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review (on a grant and hold basis) or pending further order of the court. On October 25, 2001, the California Court of Appeals affirmed an April 10, 2000, trial court order granting voluntary dismissal of the case with prejudice as to all defendants.

      Other Health-Care Cost Recovery and Aggregated Claims Plaintiffs. Groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, local government jurisdictions, hospitals, universities, taxpayers, and even foreign countries have advanced claims similar to those found in the union health-care cost recovery actions. These cases largely have been unsuccessful on the same remoteness grounds as the union cases.

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question of whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the summary judgment rulings to the United States Court of Appeals for the Eighth Circuit.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Empire is not entitled to recover under both direct and subrogated claims; Empire must elect one claim, and thus one jury verdict. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. RJR Tobacco and the other tobacco defendants are appealing both the final judgment and the attorneys’ fees award to the United States Court of Appeals for the Second Circuit. All remaining claims of Blue Cross Blue Shield plans pending before the court are stayed pending the appeal.

      On August 31, 2001, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States District Court for the Eastern District of Texas (Beaumont Division) dismissed plaintiffs’ complaint. Plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit on October 1, 2001. Most recently, on January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiff’s product liability claim. Three other Native American tribal cases remain pending before tribal courts.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. Defendants’ motion to dismiss was granted on December 14, 2001. On January 17, 2002, plaintiffs appealed to the Appellate Division of New York’s Supreme Court.

      A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. Of the 33 cases currently pending, 6 are pending in state court and 27 are pending in federal court. Eleven of these cases have been transferred to, and are still pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States. In addition, in the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. All claims have been dismissed and are on appeal to the Supreme Court of the Marshall Islands.

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

      Finally, 12 lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. A similar case, H. K. Porter Co., Inc. v. American Tobacco Co., is pending in the United States District Court for the Eastern District of New York (Weinstein, J.). In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

      Antitrust Cases. A number of tobacco wholesalers, or indirect purchasers, have sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Thirty cases are pending in state court, and nine cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases have been consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. On November 30, 2000, the court dismissed plaintiffs’ claims of fraudulent concealment, claims concerning conduct outside the United States and allegations relating to non-price conduct. A class of direct purchasers was certified by the court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

on January 27, 2001. The defendants’ motion for summary judgment in the consolidated federal cases will be heard on April 23, 2002. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, and New York. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001.

      In A.D. Bedell Wholesale Co. v. Philip Morris, Inc., filed on April 13, 1999, in the United States District Court for the Western District of Pennsylvania, a cigarette wholesaler alleged that the MSA restricts cigarette output and otherwise restrains trade in violation of the Sherman Act. On March 22, 2000, the district court entered an order granting defendants’ motion to dismiss counts I and II of the complaint, denying defendants’ motion to dismiss count III, and denying as moot, plaintiffs’ motion for partial summary judgment. On April 11, 2000, the plaintiffs and defendant Philip Morris, the only defendant to which count III applied, filed a consent order dismissing count III of the amended complaint. On April 18, 2000, plaintiffs appealed the dismissal of counts I and II to the United States Court of Appeals for the Third Circuit. On June 19, 2001, the Third Circuit affirmed the district court’s dismissal of counts I and II, ruling that tobacco companies that entered into the MSA, including RJR Tobacco, were immune from potential antitrust liability that was alleged to arise out of the MSA. The finding of antitrust immunity is consistent with that of all other federal courts that have considered antitrust challenges to the MSA. The plaintiffs filed a petition for rehearing before the entire Third Circuit on July 2, 2001. This petition was denied on July 24, 2001. On October 19, 2001, the plaintiffs filed a petition for a writ of certiorari with the U.S. Supreme Court, which was denied on January 7, 2002.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. Fact discovery closed on October 18, 2001. Expert discovery is presently underway, and dispositive motions likely will be filed by midyear 2002. No trial date is set.

      Tobacco Growers’ Case. On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Scheduled Trials. As of April 18, 2002, RJR Tobacco is a defendant in two cases currently being tried: Scott v. American Tobacco Co., a medical monitoring class action in state court in New Orleans, and the print placement MSA enforcement case in state court in California. As discussed above, the jury selection process in Scott remains underway. A Broin II case, as well as an individual case filed by an Engle class member, Lukacs v. R. J. Reynolds Tobacco Co., are scheduled to begin in Florida trial courts in May. In addition, the California Supreme Court has scheduled oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases for May 7, 2002. The court will assess the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed the California immunity statute. A decision is expected this year.

      Although trial schedules are subject to change, and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR and RJR Tobacco, coming to trial during 2002. As of April 18, 2002, there are 19 cases scheduled for trial. Seventeen Broin II cases also are scheduled to be tried in 2002.

      Other Developments. RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a Petition for a Writ of Certiorari with the Supreme Court of the United States. Although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

      Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain), as well as by Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under common law and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. A hearing is scheduled for April 26, 2002, where the judge is expected to make a ruling on the appropriate penalty.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco denies that it has infringed any valid claim of the Star patent. On June 13, 2001, RJR Tobacco filed a declaratory judgment action against Star Scientific in the United States District Court for the Middle District of North Carolina, seeking a declaration that the patent is invalid and not infringed by RJR Tobacco. On October 3, 2001, the North Carolina court granted Star Scientific’s motion to stay, but denied its motions to dismiss or transfer the case. Discovery is proceeding in the Maryland case.

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

      RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in the condensed consolidated financial statements.

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

      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. In connection with litigation related to the superfund site, Del Monte Corporation has also received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1990. RJR, in turn, has provided notice of these claims to the buyers of the Del Monte fresh fruit business, asserting the right to be indemnified by the buyers of the fresh fruit business for any liability arising out of such claims under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989.

      Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in Akee and with respect to the environmental investigation and remediation of the superfund site required by the EPA.

      On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. Based on the plaintiff’s failure to provide any factual information in support of its claim that Del Monte Corporation was a prior lessee of the subject land, Del Monte Corporation has agreed to extend indefinitely the period during which RJR must respond to the Del Monte Corporation’s tender of the claim to RJR for defense and indemnity, subject to the right to terminate the indefinite extension on fifteen days notice to RJR.

      On February 21, 2002, Del Monte Corporation was served with complaints filed in Nicaragua, asserting claims on behalf of agricultural workers allegedly harmed or injured by exposure to certain chemicals used in banana plantations in Nicaragua. Del Monte Corporation has requested that RJR acknowledge its obligation to indemnify Del Monte Corporation in connection with such claims. RJR has provided notice of such claims and a request for indemnification to the buyers of the Del Monte fresh fruit business. In response to the notice and request of RJR, Del Monte Fresh Produce Company accepted the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

tender of the claims and agreed to provide a defense to Del Monte Corporation. Del Monte Corporation has agreed to withdraw its tender of such claims to RJR, without waiving its right to again tender the claims to RJR, should Del Monte Fresh Produce Company withdraw its agreement to defend and indemnify Del Monte Corporation.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Financial Instruments and Subsequent Event

Foreign Currency Arrangements

      During the first quarter of 2002, RJR Tobacco settled a forward currency exchange contract to purchase seven million Euros, as a hedge of an unrecognized firm commitment for the purchase of equipment. The effective unrealized gain on the hedge is included in accumulated other comprehensive income and will be recognized as the underlying equipment cost is recognized in earnings over the depreciable life of the equipment. The ineffective portion of the hedge was insignificant, and was recorded as a foreign exchange gain in earnings.

      At March 31, 2002, RJR Tobacco held forward currency exchange contracts to purchase 5.9 million Euros with terms of less than 12 months as hedges of unrecognized firm commitments for the purchase of equipment. As of March 31, 2002, the foreign currency cash flow hedge was effective and, accordingly, no gain or loss was recognized. The unrealized gain resulting from the increase in its fair value was insignificant.

Interest Rate Arrangements

      From time to time, RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. Because of the high correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the instruments are generally offset by changes in the underlying exposures.

      On March 28, 2002 and April 4, 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of its $500 million, 7.75% fixed-rate, publicly registered note, due in May 2006, so that the interest payable effectively becomes variable. The interest rate swaps’ notional amount and termination date match that of the outstanding registered note. As of March 31, 2002, this fair value hedge was effective and, accordingly, no gain or loss was recognized. There was no significant unrealized gain or loss resulting from the change in the hedge’s fair value.

Note 6 — Stockholders’ Equity

      Changes in stockholders’ equity for the three months ended March 31, 2002 were:

				Accumulated
				Other	Unamortized		Total
	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	Stock	Stock	Equity	Income

Balance at December 31, 2001	$1	$7,371	$1,593	$(121)	$(42)	$(776)	$8,026
Net loss	—	—	(335)	—	—	—	(335)	$(335)

Total comprehensive loss								$(335)

Dividends	—	—	(81)	—	—	—	(81)
Stock options exercised	—	9	—	—	—	—	9
Tax benefit on stock options exercised	—	2	—	—	—	—	2
Restricted stock awarded	—	9	—	—	(9)	—	—
Restricted stock amortization	—	—	—	—	10	—	10
Restricted stock forfeited	—	—	—	—	2	(2)	—
Common stock repurchased	—	—	—	—	—	(127)	(127)

Balance at March 31, 2002.	$1	$7,391	$1,177	$(121)	$(39)	$(905)	$7,504

      During the three months ended March 31, 2002, certain employees and former employees exercised stock options that provided for the issuance of 341,000 shares of common stock.

      Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $(335) million and $100 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning RJR Tobacco and RJR Acquisition Corp. because such information is not believed to be material to holders of the guaranteed unsecured notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because these guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2002
Net sales	$—	$1,495	$31	$(11)	$1,515
Cost of products sold	—	886	7	(11)	882
Selling, general and administrative expenses	10	401	(75)	—	336
Interest and debt expense	33	3	—	—	36
Interest income	—	(15)	(1)	—	(16)
Intercompany interest (income) expense	(6)	42	(36)	—	—
Intercompany dividends	(606)	—	—	606	—
Other expense, net	2	1	—	—	3

Income before income taxes	567	177	136	(606)	274
Provision for (benefit from) income taxes	(13)	71	49	—	107
Equity loss from subsidiaries	(309)	(455)	—	764	—

Income (loss) before cumulative effect of accounting change	271	(349)	87	158	167
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$271	$(312)	$(452)	$158	$(335)

For the Three Months Ended March 31, 2001
Net sales	$—	$1,456	$10	$(10)	$1,456
Cost of products sold	—	847	—	(10)	837
Selling, general and administrative expenses	10	397	(76)	—	331
Amortization of trademarks and goodwill	—	65	26	—	91
Interest and debt expense	35	3	—	—	38
Interest income	—	(44)	(2)	—	(46)
Intercompany interest (income) expense	(3)	89	(86)	—	—
Intercompany dividends	(180)	—	—	180	—
Other expense, net	4	—	—	—	4

Income before income taxes	134	99	148	(180)	201
Provision for (benefit from) income taxes	(14)	63	52	—	101
Equity income from subsidiaries	132	96	—	(228)	—

Net income	$280	$132	$96	$(408)	$100

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2002
Cash flows from (used in) operating activities	$894	$61	$(268)	$(606)	$81

Cash flows from (used) in investing activities:
Capital expenditures	—	(19)	—	—	(19)
Acquisition, net of cash acquired	(329)	—	—	—	(329)
Intercompany notes receivable	(335)	8	(49)	376	—

Net cash flows used in investing activities	(664)	(11)	(49)	376	(348)

Cash flows from (used in) financing activities:
Repurchase of common stock	(127)	—	—	—	(127)
Dividends paid on common stock	(83)	(606)	—	606	(83)
Proceeds from exercise of stock options	9	—	—	—	9
Intercompany notes payable	8	30	338	(376)	—

Net cash flows from (used in) financing activities	(193)	(576)	338	230	(201)

Net change in cash and cash equivalents	37	(526)	21	—	(468)
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$222	$1,208	$122	$—	$1,552

For the Three Months Ended March 31, 2001
Cash flows from operating activities	$134	$35	$77	$(180)	$66
Cash flows from (used in) investing activities:
Capital expenditures	—	(13)	—	—	(13)
Short-term investments	—	(201)	—	—	(201)
Intercompany notes receivable	4	(8)	(83)	87	—

Net cash flows from (used in) investing activities	4	(222)	(83)	87	(214)

Cash flows from (used in) financing activities:
Repurchase of common stock	(48)	—	—	—	(48)
Dividends paid on common stock	(79)	(180)	—	180	(79)
Proceeds from exercise of stock options	35	—	—	—	35
Intercompany notes payable	6	81	—	(87)	—

Net cash flows used in financing activities	(86)	(99)	—	93	(92)

Net change in cash and cash equivalents	52	(286)	(6)	—	(240)
Cash and cash equivalents at beginning of period	14	2,424	105	—	2,543

Cash and cash equivalents at end of period	$66	$2,138	$99	$—	$2,303

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

March 31, 2002
Assets
Cash and cash equivalents	$222	$1,208	$122	$—	$1,552
Short-term investments	—	207	—	—	207
Other current assets	4	1,849	121	(370)	1,604
Trademarks, net	—	—	2,451	—	2,451
Goodwill, net	—	6,875	—	—	6,875
Intercompany notes receivable	481	6	3,871	(4,358)	—
Investment in subsidiaries	9,338	5,311	—	(14,649)	—
Other noncurrent assets	62	1,504	19	(33)	1,552

	$10,107	$16,960	$6,584	$(19,410)	$14,241

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,479	$4	$—	$1,483
Other current liabilities	608	846	55	(370)	1,139
Intercompany notes payable	77	3,935	346	(4,358)	—
Long-term debt (less current maturities)	1,534	98	—	—	1,632
Other noncurrent liabilities	384	1,249	883	(33)	2,483
Stockholders’ equity	7,504	9,353	5,296	(14,649)	7,504

	$10,107	$16,960	$6,584	$(19,410)	$14,241

December 31, 2001
Assets
Cash and cash equivalents	$185	$1,734	$101	$—	$2,020
Short-term investments	—	207	—	—	207
Other current assets	95	1,983	37	(486)	1,629
Trademarks, net	—	—	2,773	—	2,773
Goodwill, net	—	6,875	—	—	6,875
Intercompany notes receivable	146	14	3,822	(3,982)	—
Investment in subsidiaries	10,585	5,772	—	(16,357)	—
Other noncurrent assets	65	1,497	16	(32)	1,546

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520
Other current liabilities	664	1,080	14	(486)	1,272
Intercompany notes payable	69	3,905	8	(3,982)	—
Long-term debt (less current maturities)	1,534	97	—	—	1,631
Other noncurrent liabilities	783	876	974	(32)	2,601
Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

      On January 1, 2002, RJR adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized. This statement also requires that within the first interim period of adoption, the intangible assets with indefinite lives should be tested for impairment as of the date of adoption, and that if any impairment results, it should be recognized as a change in accounting principle. Additionally, SFAS No. 142 requires that, within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle and that the income per share effects of the accounting change be separately disclosed.

      RJR’s goodwill as of January 1, 2002 is attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. Other intangible assets consist of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $91 million during the first quarter of 2001. As of January 1, 2002, RJR Tobacco’s trademarks, which have indefinite useful lives, and goodwill, are no longer amortized.

      Prior to January 1, 2002, RJR tested goodwill and other intangible assets for impairment based on the recoverability of carrying value using undiscounted future cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002.

      No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. Provided that RJR’s most recent fair value determination resulted in an amount that substantially exceeded the carrying value, and that its assets and liabilities do not change significantly, RJR is not required to annually determine the fair value of the reporting unit.

      The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of Winston, Vantage, Salem, Now and More had a fair value less than their carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. The after-tax effect was $5.49 per basic share and $5.37 per diluted share. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For comparative purposes, prior period amounts have been reclassified from selling, general and administrative expenses to reductions of net sales. The adoption of EITF No. 00-25 did not impact RJR’s consolidated financial position, operating income or net income.

Results of Operations

	For the Three Months Ended
	March 31,

	2002	2001

Net sales	$1,515	$1,456
Cost of products sold (*)	882	837
Selling, general and administrative expenses	336	331

	$297	$288

(*)	$618 million and $613 million of ongoing settlement expense was recorded in cost of products sold for the three months ended March 31, 2002 and 2001, respectively.

      Net sales of $1.5 billion for the three months ended March 31, 2002 increased 4.1% over the first quarter of 2001. This increase was primarily due to favorable pricing of $125 million, as a result of price increases in 2001, and favorable volume of $69 million, mostly offset by an increase in retail discounting.

      RJR’s operating subsidiaries’ domestic cigarette shipment volume for the quarter ended March 31, 2002 of 22.5 billion units, excluding Puerto Rico and certain other U.S. territories’ volume of .3 billion units, increased 4.7% from the quarter ended March 31, 2001 due to an increase in trade inventory levels.

      For the quarter ended March 31, 2002, RJR Tobacco’s full-price and savings shipments increased 2.6% and 5.8%, respectively, when compared with the prior-year quarter. Full-price shipments represented 61.6% and 62.4% of RJR Tobacco’s total shipments for the quarters ended March 31, 2002 and 2001, respectively. RJR Tobacco’s consumption, which represents retail sales to consumers, declined during the first quarter of 2002 when compared with the prior-year period. Consumption is expected to continue to decline through 2002.

      CAMEL, excluding the non-filter style, base WINSTON and DORAL shipment volumes were up 10.3%, 6.2% and 4.8%, respectively, for the three months ended March 31, 2002 when compared with the prior-year period. Shipments of SALEM decreased 8.4% for the three months ended March 31, 2002 when compared with the prior-year period.

      Industry shipment volume increased 2.8% to 101.3 billion units for the three months ended March 31, 2002, when compared with the prior-year period. For the quarter ended March 31, 2002, full-price and savings shipments for the industry increased 2.6% and 3.6%, respectively, when compared with the prior-year quarter. Industry full-price shipments for the quarter ended March 31, 2002 remained relatively constant with the first quarter of 2001 at 74.5% of total shipments.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./Capstone, averaged 22.66% for the quarter ended March 31, 2002, a decrease of 1.08 share points when compared with the quarter ended March 31, 2001. Compared with the fourth quarter of 2001, RJR Tobacco’s retail share of market declined .43 share points.

      CAMEL’s retail market share, excluding the non-filtered style, was 5.51% in the first quarter of 2002, compared with 5.72% in the fourth quarter of 2001 and 5.31% in the first quarter of 2001. CAMEL enhanced its reputation as a leader in market innovation with the March 2002 introduction of its higher-margin Exotic Blends line in limited retail locations. The Exotic Blends, along with the Turkish Gold and Turkish Jade line extensions, build on CAMEL’s rich heritage and “Pleasure to Burn” positioning.

      Base WINSTON’s retail market share averaged 4.64% in the first quarter of 2002, compared with 4.82% in the fourth quarter of 2001 and 4.79% in the first quarter of 2001. During the second quarter of 2002, WINSTON is launching its new, innovative Evo Flask. The two new Evo Flask styles combine a premium blend and a completely redesigned cigarette package. Evo Flask packaging is made of recyclable plastic, is water resistant, crushproof and has a slim, curved design that fits comfortably inside pant or shirt pockets.

      SALEM’s retail market share averaged 2.53% in the first quarter of 2002, compared with 2.57% in the fourth quarter of 2001 and 2.88% in the first quarter of 2001. Market support for SALEM has been reduced while the brand evaluates opportunities to strengthen its positioning and performance.

      The retail market share of DORAL, the nation’s best-selling savings brand, was 5.69% in the first quarter of 2002, compared with 5.65% in the fourth quarter of 2001 and 6.23% in the first quarter of 2001. During the first quarter of 2002, the brand completed the national roll-out of its “Splendidly Blended” comprehensive brand upgrade. This upgrade included new tobacco blends on key styles, contemporary packaging and imaginative advertising.

      RJR Tobacco is committed to finding ways to develop and market consumer-acceptable cigarettes that, compared with other cigarettes, may present less risk. In April 2000, RJR Tobacco launched a new test market of ECLIPSE in the Dallas/Fort Worth area through direct mail and Internet sales to age-verified, adult smokers. The Dallas/Fort Worth test market was expanded to include retail sales in January 2001. ECLIPSE is a cigarette that primarily heats rather than burns tobacco. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with tobacco-burning cigarettes.

      Cost of products sold of $882 million in the first quarter of 2002 increased $45 million from the first quarter of 2001, primarily due to increased volume, promotional and raw material costs.

      Selling, general and administrative expenses of $336 million for the first quarter of 2002 increased $5 million from the comparable prior-year quarter. This increase over the prior-year period was primarily due to the inclusion of Santa Fe’s selling, general and administrative expenses since the January 2002 acquisition.

      Amortization of trademarks and goodwill decreased $91 million for the three months ended March 31, 2002 when compared with the prior-year period reflecting the January 1, 2002 adoption of SFAS No. 142. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized.

      Interest and debt expense of $36 million in the first quarter of 2002 decreased $2 million from the first quarter of 2001, reflecting lower debt balances.

      Interest income decreased $30 million from the prior-year quarter, primarily reflecting lower interest rates and lower cash balances.

      Provision for income taxes was $107 million, or an effective rate of 39.1%, in the first quarter of 2002 compared with $101 million, or an effective rate of 50.2%, recorded in the first quarter of 2001. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of state taxes and certain nondeductible items, including goodwill amortization in 2001.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to its stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., a portion of which has funded RJR’s share repurchase programs and the acquisition of Santa Fe. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term trade inventory adjustments cannot be predicted. Demand for tobacco products is not materially impacted in the short term by consumers. Additionally, RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

Cash Flows

      Net cash flows from operating activities were $81 million in the first three months of 2002 and $66 million in the comparable 2001 period. This change primarily reflects increased revenues from higher pricing, partially offset by increased promotional expenses.

      Net cash flows used in investing activities were $348 million in the first three months of 2002 compared with $214 million in the prior-year period. This change reflects the January 2002 cash payment for the acquisition of Santa Fe, net of cash acquired, and the investments in short-term securities in the first quarter of 2001.

      Cash flows used in financing activities were $201 million and $92 million for the three months ended March 31, 2002 and 2001, respectively. The increase in funds used was primarily due to increased common stock repurchases and reduced proceeds from the exercise of stock options.

      In connection with the spin-off from NGH in 1999, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. The additional cash required, compared with 1998, to fund these liabilities was $58 million in each of 2001, 2000 and 1999. In January 2002, RJR contributed the expected additional cash requirement for each of 2002 and 2003. As a result, the Pension Benefit Guaranty Corporation cancelled the related $116 million letter of credit.

      During the first three months of 2002, RJR repurchased 2,100,000 shares of its common stock with an aggregate cost of $127 million. Of these amounts, the repurchase of 1,600,000 shares completed a $300 million repurchase program authorized by RJR’s board of directors on July 18, 2001. The remaining 500,000 shares with an aggregate cost of $33 million were repurchased under an authorization by RJR’s board of directors on February 6, 2002. This program authorizes the repurchase of shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $1 billion, to enhance stockholder value. This program is being funded from cash provided by operating activities and from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. Although RJR expects to complete this program within twenty four months from authorization, the timing of repurchases and the number of shares repurchased under this authorization will depend upon market conditions.

      From November 1999 through March 31, 2002, cumulative repurchases under all programs were 22,070,739 shares with an aggregate cost of $907 million. As of April 18, 2002, RJR repurchased 600,000 additional shares at a cost of $39 million under the current authorization. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee benefit plans, are included in treasury stock in RJR’s condensed consolidated balance sheet.

Debt

      RJR’s revolving credit facility with a syndicate of banks, as amended and restated, with a committed amount of $622 million as of November 2001 will expire in May 2003. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under this revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by S&P or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR falls below these thresholds for both of these rating agencies, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge their assets to secure their obligations. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At March 31, 2002, RJR and RJR Tobacco had $17 million in letters of credit under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at March 31, 2002.

      RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7.375% due 2003, $500 million in principal amount at 7.75% due 2006 and $200 million in principal amount at 7.875% due 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes. These notes are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at March 31, 2002.

      RJR filed a shelf registration statement, effective December 22, 1999, for $1.876 billion of debt securities, guaranteed by RJR Tobacco. On April 19, 2001, a registration statement became effective to add RJR Acquisition Corp. as a guarantor of these debt securities. As of the date of this filing, no debt securities have been issued from this registration.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, redeemable on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      As of March 31, 2002, RJR also had $330 million of public notes, at fixed interest rates of 7.625% through 9.25%, due in 2002 through 2013.

Dividends

      On February 6, 2002, RJR’s board of directors declared a quarterly cash dividend of $.875 per common share payable on April 1, 2002 to stockholders of record as of March 11, 2002.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $19 million and $13 million for the quarters ended March 31, 2002 and 2001, respectively. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $115 million to $125 million for capital expenditures during 2002, funded primarily by cash flows from operations. This increase over recent years is primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of March 31, 2002.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see Part II — Other Information, Item 1 — Legal Proceedings and note 4 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially affected by the ultimate outcome of various pending or future litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 4 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $631 million during the three months ended March 31, 2002 and $676 million during the three months ended March 31, 2001. RJR Tobacco estimates these payments to be $2.4 billion in 2002 and to exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The advertising, sale and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes, restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking and restricting the sale of tobacco products directly to consumers or other unlicensed recipients or over the Internet. In addition, in 2002, the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration, implementation of a national standard for “fire-safe” cigarettes and changes to the tobacco support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a federal district court judge held that the EPA’s classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA has appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court’s decision.

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

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire safe” or self-extinguishing cigarettes. The OFPC has until January 1, 2003 to issue final regulations. Not later than six months from the issuance of the standards, all cigarettes offered for sale in New York State will be required to be manufactured to those standards. RJR Tobacco is unable to predict what design or manufacturing changes will be necessary for cigarettes manufactured for sale in New York until the standards are published. Similar legislation is being considered by other state legislatures.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintains that this regulation prohibits the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buy down” to consumers. The plaintiffs have challenged the Department of Revenue’s interpretation of this regulation on the grounds that such action exceeded the Department’s statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. On October 15, 2001, the defendants filed a response to the plaintiffs’ Petition for Declaratory Judgment and Injunctive Relief. The Court has not yet ruled on the Petition.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for sale in the United States; consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. The U.S. federal government and forty-nine states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

      Ten states have passed and various states are considering legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments under the MSA. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnities, see Part II — Other Information, Item 1 — Legal Proceedings and note 4 to the condensed consolidated financial statements.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RJR and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, neither RJR nor any of its subsidiaries expect such expenditures or other costs to have a material adverse effect on their business or financial condition.

      For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or indemnitees, see note 4 to the condensed consolidated financial statements.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See note 4 to the condensed consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

Acquisition

      On January 16, 2002, RJR acquired 100% of the voting stock of privately held Santa Fe for $344 million in cash, subject to post-closing adjustments. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statement of income since January 16, 2002. The financial condition and results of operations of Santa Fe do not meet the criteria for a reportable operating segment. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      Santa Fe manufactures cigarettes and other tobacco products in the United States under the NATURAL AMERICAN SPIRIT brand and currently markets its products primarily in the United States. RJR believes that Santa Fe will enhance RJR’s consolidated earnings, and that its approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands. Santa Fe has posted solid increases in volume, revenue, earnings and share of market over the past three years, based on the success of cigarettes and pouch tobaccos sold under the NATURAL AMERICAN SPIRIT brand name. NATURAL AMERICAN SPIRIT cigarettes are made with no-additive tobacco blends and are marketed in distinctive packages bearing the silhouette of an American Indian in a feathered headdress. The NATURAL AMERICAN SPIRIT retail share of market during 2001 was .21% in the United States. Santa Fe also has a small, but growing international tobacco business.

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding RJR’s future performance and financial results include certain risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets and the return on corporate cash; and the ratings of RJR’s securities. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR Tobacco has exposure to insignificant foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment denominated in Euros. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 5 to the condensed consolidated financial statements for further information regarding financial instruments entered into by RJR or its operating subsidiaries.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. This model indicates that near term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at March 31, 2002.

PART II — Other Information

Item 1. Legal Proceedings

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. During the first quarter of 2002, 58 new cases were served against RJR Tobacco and/or its affiliates or indemnitees, and 34 cases were dismissed or otherwise resolved without trial in favor of RJR Tobacco. In addition, 47 individual smoker cases were severed from existing cases in New York County (New York). On March 31, 2002, there were 1,710 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,662 on March 31, 2001 and 536 on March 31, 2000. As of April 18, 2001, 1,717 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,711 in the United States; 1 in Canada; 1 in the Marshall Islands; and 2 in each of Israel and Puerto Rico. The U.S. case number does not include the 2,823 Broin II cases pending as of April 18, 2002.

      The U.S. cases, exclusive of the Broin II cases, are pending in 33 states and the District of Columbia: 1,237 in West Virginia; 114 in New York; 64 in Florida; 55 in California; 37 in Maryland; 28 in Mississippi; 27 in the District of Columbia; 26 in Louisiana; 12 in each of Alabama, Iowa and Missouri; 10 in Massachusetts; 9 in New Jersey; 7 in each of Georgia and Texas; 6 in each of Illinois and Tennessee; 4 in each of Minnesota, New Hampshire, New Mexico, Nevada and Ohio; 3 in each of Arizona, Connecticut, Michigan and Pennsylvania; 2 in each of North Carolina and South Dakota; and 1 in each of Indiana, Kansas, Maine, North Dakota, Utah and Wisconsin. Of the 1,711 active U.S. cases, 138 are pending in federal court, 1,570 in state court and 3 in tribal court.

      For additional information about litigation and legal proceedings, see note 4 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Part I — Financial Information.

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

      RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in the condensed consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

10.1	Form of Performance Unit Agreement (one-year vesting) dated February 6, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001 and for the three months ended March 31, 2002.

(b) Reports on Form 8-K

      During the quarter ended March 31, 2002, RJR filed no reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ KENNETH J. LAPIEJKO

Kenneth J. Lapiejko
Executive Vice President and Chief Financial Officer

Date: May 1, 2002