Form 10-Q
period 2002-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2002-08-01
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 89,548,691 shares of common stock, par value $.01 per share, as of July 18, 2002.

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net sales*	$1,705	$1,704	$3,220	$3,160
Costs and expenses:
Cost of products sold*	976	976	1,858	1,813
Selling, general and administrative expenses	357	371	693	702
Amortization of trademarks and goodwill	—	90	—	181

Operating income	372	267	669	464
Interest and debt expense	36	38	72	76
Interest income	(12)	(32)	(28)	(78)
Other expense, net	2	4	5	8

Income before income taxes	346	257	620	458
Provision for income taxes	135	130	242	231

Income before cumulative effect of accounting change	211	127	378	227
Cumulative effect of accounting change, net of income taxes	—	—	(502)	—

Net income (loss)	$211	$127	$(124)	$227

Basic income (loss) per share:
Income before cumulative effect of accounting change	$2.35	$1.29	$4.17	$2.28
Cumulative effect of accounting change	—	—	(5.54)	—

Net income (loss)	$2.35	$1.29	$(1.37)	$2.28

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$2.29	$1.26	$4.07	$2.24
Cumulative effect of accounting change	—	—	(5.41)	—

Net income (loss)	$2.29	$1.26	$(1.34)	$2.24

Dividends declared per share	$0.95	$0.775	$1.825	$1.55

*	Excludes excise taxes of $452 million and $405 million for the three months ended June 30, 2002 and 2001, respectively, and $880 million and $767 million for the six months ended June 30, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,

	2002	2001

Cash flows from (used in) operating activities:
Net income (loss)	$(124)	$227
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	502	—
Depreciation and amortization	72	246
Deferred income tax expense (benefit)	10	(51)
Changes in other working capital items, net of acquisition	22	(47)
Changes in tobacco settlement and related accruals	(129)	109
Other, net	9	27

Net cash flows from operating activities	362	511

Cash flows from (used in) investing activities:
Short-term investments	(502)	(203)
Acquisition, net of cash acquired	(339)	—
Capital expenditures	(44)	(25)
Other, net	17	(13)

Net cash flows used in investing activities	(868)	(241)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—
Repurchase of common stock	(262)	(238)
Dividends paid on common stock	(164)	(158)
Repayments of long-term debt	—	(48)
Other, net	17	41

Net cash flows from (used in) financing activities	336	(403)

Net change in cash and cash equivalents	(170)	(133)
Cash and cash equivalents at beginning of period	2,020	2,543

Cash and cash equivalents at end of period	$1,850	$2,410

Income taxes paid, net of refunds	$(106)	$19
Interest paid	$62	$70
Tobacco settlement and related expense payments	$1,374	$1,170

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,850	$2,020
Short-term investments	709	207
Accounts and notes receivable, net	111	106
Inventories	823	730
Deferred income taxes	512	538
Prepaid excise taxes and other	107	255

Total current assets	4,112	3,856
Property, plant and equipment, net	1,046	1,050
Trademarks, net	2,099	2,773
Goodwill, net	7,090	6,875
Other assets and deferred charges	543	496

	$14,890	$15,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90	$74
Tobacco settlement and related accruals	1,395	1,520
Accrued liabilities	1,119	1,155
Current maturities of long-term debt	593	43

Total current liabilities	3,197	2,792
Long-term debt (less current maturities)	1,862	1,631
Deferred income taxes	1,412	1,726
Long-term retirement benefits	550	514
Other noncurrent liabilities	366	361
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 114,607,123 in 2002 and 114,046,712 in 2001)	1	1
Paid-in capital	7,391	7,371
Retained earnings	1,302	1,593
Accumulated other comprehensive loss — cumulative minimum pension liability adjustment	(120)	(121)
Unamortized restricted stock	(27)	(42)

	8,547	8,802
Treasury stock, at cost (shares: 24,069,514 in 2002 and 19,810,832 in 2001)	(1,044)	(776)

Total stockholders’ equity	7,503	8,026

	$14,890	$15,050

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Interim Reporting

Basis of Presentation

      The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries. RJR’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe. RJR also wholly owns RJR Acquisition Corp.

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated.

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2001. For comparability, certain reclassifications were made to conform prior periods to the current presentation format. All dollar amounts are presented in millions unless otherwise noted.

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statements of income since January 16, 2002. The financial condition and results of operations of Santa Fe do not meet the criteria for a reportable operating segment. As a result, information related to Santa Fe is not generally disclosed separately in this document.

Recently Adopted Accounting Pronouncements

      On January 1, 2002, RJR adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $90 million and $181 million during the three and six months ended June 30, 2001, respectively. As of January 1, 2002, RJR Tobacco’s trademarks and goodwill are no longer amortized.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table reconciles net income to its amount adjusted to exclude goodwill and trademark amortization expense:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Reported net income	$127	$227
Add back: goodwill amortization	65	130
trademark amortization, net of tax	15	31

Adjusted net income	$207	$388

Basic income per share:
Reported net income	$1.29	$2.28
Adjusted net income	2.10	3.90
Diluted income per share:
Reported net income	$1.26	$2.24
Adjusted net income	2.06	3.83

      The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition.

      No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. RJR’s most recent fair value determination resulted in an amount that substantially exceeded the carrying value. Accordingly, RJR is not required to annually determine the fair value of the reporting unit, as long as its assets and liabilities do not change significantly, and it is considered unlikely that the current fair value would be less than the carrying value.

      The changes in the carrying amount of goodwill during the six months ended June 30, 2002 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002	$6,875	$—	$6,875
Goodwill acquired	—	215	215

Balance as of June 30, 2002.	$6,875	$215	$7,090

      Other intangible assets as of January 1, 2002 consisted of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of WINSTON, VANTAGE, SALEM, NOW and MORE each had a fair value less than their carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For comparative purposes, prior-period amounts have been reclassified from selling, general and administrative expenses to reductions of net sales. The adoption of EITF No. 00-25 did not impact RJR’s consolidated financial position, operating income or net income.

Note 2 — Income (Loss) Per Share

      The components of the calculation of income (loss) per share were:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Income before cumulative effect of accounting change	$211	$127	$378	$227
Cumulative effect of accounting change	—	—	(502)	—

Net income (loss)	$211	$127	$(124)	$227

Basic weighted average shares, in thousands	89,824	98,704	90,625	99,473
Effect of dilutive potential shares:
Options	1,419	1,499	1,435	1,555
Restricted stock	783	464	732	387

Diluted weighted average shares, in thousands	92,026	100,667	92,792	101,415

      Outstanding shares of restricted stock of 1.6 million were excluded from the share calculations for both the three and six months ended June 30, 2002, as the related vesting provisions had not been met. For the three and six months ended June 30, 2001, 1.7 million and 1.6 million were excluded, respectively.

Note 3 — Inventories

      The major components of inventories were:

	June 30,	December 31,
	2002	2001

Leaf tobacco	$598	$550
Raw materials	34	25
Work in process	60	49
Finished products	133	118
Other	27	26

Total	852	768
Less LIFO allowance	29	38

	$823	$730

Note 4 — Contingencies

Tobacco Litigation

      Overview. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted. During the second quarter of 2002, 38 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 71 cases were dismissed or otherwise resolved without trial in favor of RJR Tobacco. On June 30, 2002, there were 1,677 active cases pending, including approximately 1,237 individual smoker cases pending in West

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Virginia state court as a consolidated action, as compared with 1,680 on June 30, 2001, and 535 on June 30, 2000. As of July 18, 2002, 1,629 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,624 in the United States; 1 in Canada; and 2 in each of Israel and Puerto Rico. The U.S. case number does not include the 2,807 Broin II cases pending as of July 18, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 35 states and the District of Columbia: 1,192 in West Virginia; 97 in New York; 77 in Florida; 60 in California; 31 in Mississippi; 27 in Louisiana; 17 in Maryland; 14 in Alabama; 13 in Iowa; 12 in Missouri; 11 in the District of Columbia; 9 in Massachusetts; 8 in New Jersey; 6 in Texas; 5 in each of Illinois and Tennessee; 4 in each of Arizona, Minnesota and Ohio; 3 in each of Connecticut, New Hampshire and Pennsylvania; 2 in each of Michigan, North Dakota, New Mexico, Nevada and South Dakota; and 1 in each of Arkansas, Georgia, Indiana, Kansas, Maine, North Carolina, Oregon, Utah and Wisconsin. Of the 1,624 active U.S. cases, 115 are pending in federal court, 1,506 in state court and 3 in tribal court.

      Of the 1,624 active U.S. cases, 1,446 are individual smoker cases (including 1,192 cases that have been consolidated for trial in June 2003 in West Virginia), and 14, plus the 2,807 Broin II cases, involve individual nonsmokers claiming injuries resulting from exposure to environmental tobacco smoke. Twenty-nine class-action cases are pending. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, current smokers who have no tobacco-related disease but are seeking to recover the costs of medical monitoring, purchasers of “light” and “ultra light” cigarettes claiming to have been defrauded and seeking to recover the costs of their cigarette purchases and Blue Cross and Blue Shield subscribers seeking reimbursement for premiums paid. Fifty-five cases seek recovery of the cost of Medicaid/ Medicare payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine cases, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

      Industry Trial Results in Individual Smoker Cases. The tobacco industry continues to win most individual smoking and health cases. In Nunnally v. R.J. Reynolds Tobacco Co., a Mississippi state court jury found RJR Tobacco not liable on July 12, 2000. Plaintiff’s appeal to the Mississippi Supreme Court is pending. On January 16, 2001, a Brooklyn, New York state court jury returned a verdict in favor of RJR Tobacco and other cigarette manufacturers in Apostolou v. American Tobacco Co. The plaintiff has appealed the final judgment. On October 5, 2001, an Ohio federal court jury returned a unanimous verdict in favor of Philip Morris, Brown & Williamson and Lorillard in Tompkin v. American Tobacco Co. The plaintiff is appealing the judgment to the United States Court of Appeals for the Sixth Circuit. On November 13, 2001, a state court judge in Connecticut granted Brown & Williamson’s motion for a directed verdict in DuJack v. Brown & Williamson Tobacco Co. On January 22, 2002, in Hyde v. Philip Morris, a state court jury in Rhode Island found in favor of Philip Morris. Plaintiff filed a motion for a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

new trial, which was denied. No appeal was filed by the plaintiff. Most recently, in Tune v. Philip Morris, Inc., a Florida state court jury found in favor of Philip Morris on May 24, 2002. Plaintiff did not appeal.

      RJR Tobacco has prevailed in most individual smoker cases that have gone to trial. However, in Whiteley v. Raybestos-Manhattan, Inc., a tobacco-asbestos synergy case brought in San Francisco Superior Court, the jury found against RJR Tobacco and Philip Morris on March 20, 2000, and awarded $1.7 million in compensatory damages. On March 27, 2000, the same jury awarded $20 million in punitive damages, $10 million against RJR Tobacco and $10 million against Philip Morris. RJR Tobacco and Philip Morris have appealed. In Jones v. R.J. Reynolds Tobacco Co., a wrongful death case, a Tampa state court jury found against RJR Tobacco on October 12, 2000. Although the jury found that RJR Tobacco was negligent and liable, it refused to find that RJR Tobacco was part of a conspiracy to defraud. The jury awarded approximately $200,000 in compensatory damages, but refused to award punitive damages. On December 28, 2000, the trial judge granted RJR Tobacco’s motion for a new trial. The plaintiff has appealed the new trial ruling to the Florida Second District Court of Appeal. On December 12, 2001, in Kenyon v. R.J. Reynolds Tobacco Co., a Tampa state court jury determined that Floyd Kenyon had been adequately warned about the risks of smoking and that RJR Tobacco was not negligent in designing its products. The jury did find, however, that some of RJR Tobacco’s products were defective and awarded the plaintiff $165,000 in compensatory damages. RJR Tobacco is appealing the final judgment to the Florida Second District Court of Appeal. Its opening brief is due on September 6, 2002. On February 22, 2002, in Burton v. R.J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco has filed its notice of appeal to the United States Court of Appeals for the Tenth Circuit.

      Juries have found for plaintiffs in seven smoking and health cases in which RJR Tobacco was not a defendant. Two of the verdicts were overturned on appeal and dismissed; damages have been paid in one case; and four others are on appeal or in the post-verdict motion stage. In February 1999, in Henley v. Philip Morris, Inc., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. In April 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris’ post-trial motions challenging the verdict. On November 7, 2001, a California appellate court upheld the jury verdict. Philip Morris has appealed that decision to the California Supreme Court. In Williams v. Philip Morris, Inc., an Oregon state court jury awarded the plaintiff $800,000 in actual damages, $21,500 in medical expenses and $79 million in punitive damages. The judge reduced the punitive damages to $32 million. On June 5, 2002, the Oregon Court of Appeals affirmed the jury’s March 30, 1999 verdict in favor of plaintiff and reversed the trial court’s decision to reduce the jury’s punitive damages award from $79.5 million to $32 million. Philip Morris filed a motion for reconsideration. No decision has been rendered. On June 6, 2001, in Boeken v. Philip Morris, Inc., a California state court jury found in favor of the plaintiff and awarded approximately $5.5 million in compensatory damages and $3 billion in punitive damages. On August 9, 2001, plaintiff agreed to the court’s recommendation that the $3 billion punitive damages award be reduced to $100 million. On September 7, 2001, Philip Morris filed its notice of appeal to the California Court of Appeals. Most recently, in Schwarz v. Philip Morris, Inc., an Oregon state court jury found in favor of the plaintiff on March 22, 2002, and awarded plaintiff $118,514 in economic damages, $50,000 in non-economic damages, and $150 million in punitive damages. On May 9, 2002, the trial court reduced the punitive damages award to $100 million. Philip Morris filed a motion for new trial and for judgment notwithstanding the verdict, which was denied on July 2, 2002. Philip Morris appealed the final judgment to the Oregon Court of Appeals on July 2, 2002. Plaintiff subsequently noticed a cross-appeal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Broin II Cases. As of July 18, 2002, approximately 2,807 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins. Punitive damages are not available in these cases.

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

      Jury selection began in state court in Florida on May 20, 2002 in Queipo v. Philip Morris. After the plaintiff fainted once during opening statements, and again during cross examination, the court declared a mistrial. The plaintiff voluntarily dismissed the action on June 3, 2002.

      Most recently, in French v. Philip Morris, a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. Defendants have filed a motion to set aside the verdict and for entry of judgment in accordance with their motions for directed verdict. In the alternative, defendants seek a new trial or a reduction in the damages award. Argument is scheduled for July 29, 2002.

      Class-Action Suits. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio, Oregon, Tennessee, Texas, Utah and West Virginia.

      Class action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Four such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Missouri and New Jersey. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. However, a state court in Pennsylvania earlier refused to certify one such class action, Oliver v. RJR Tobacco Co. Other class certification decisions remain pending in cases against RJR Tobacco and RJR.

      Other types of class-action suits also are pending in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payors have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. All 16 federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoker cases.

      However, classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. The original jury selection process ended on July 16, 2001. Since that time, the defendants, including RJR Tobacco, have challenged the jury selection process on two separate occasions. Both times, the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process is ongoing; however, the judge has scheduled opening statements for August 19, 2002.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial has been scheduled for October 18, 2002.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The trial has been scheduled for March 31, 2003.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled for October 2003. This case currently includes both RJR and RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction have been certified against Philip Morris and Brown & Williamson.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. The plaintiff class filed its responsive brief on June 7, 2002; defendants’ reply brief is due to be filed on or before August 26, 2002. Oral argument has not yet been scheduled. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

      On May 7, 2001, three of the defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, 12 other states, Georgia, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

      RJR Tobacco is a defendant in six cases filed by individual members of the Engle class. One such case, Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The plaintiffs have agreed to stay execution on the judgment pending the result of the Engle appeal.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1,374 million and $1,170 million during the six months ended June 30, 2002 and 2001, respectively, and $2.4 billion, $2.2 billion and $1.6 billion under these agreements in 2001, 2000 and 1999, respectively. RJR Tobacco estimates that total payments will be $2.4 billion in 2002 and will approximate $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped.

      Certain litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has arisen. These cases generally have not been successful.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted. Courts in Arizona, on November 16, 2001, and in California, on November 27, 2001, ruled against RJR Tobacco. On February 1, 2002, a New York trial court ruled in favor of RJR Tobacco. Appeals of all of these decisions are pending. The Washington matter has been rendered moot and has been dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise. On April 25, 2002, the Ohio court ruled in favor of RJR Tobacco. Ohio has appealed the decision.

      Finally, the State of California alleged, in the context of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, directly or indirectly, “to target” youth. In a final decision issued on July 12, 2002, the judge found that “although youth may not have been directly targeted .. . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco believes the judge’s decision to be erroneous as a matter of fact and law and will appeal the ruling.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Union Cases. Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. As of July 18, 2002, approximately 12 lawsuits by union trust funds against cigarette manufacturers and others are pending. The funds seek recovery of payments made by them for medical expenses of their participant union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and several of these cases purport to be class actions on behalf of all union trust funds in a particular state. The defendants in these actions argue, among other things, that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

      Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, brought by 14 union trust funds, Eastern States Health & Welfare Fund v. Philip Morris, Inc. This group of cases is on appeal to the Appellate Division of the Supreme Court of New York. On January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review of a decision by the California Court of Appeals to affirm a trial court order dismissing the case with prejudice. On May 31, 2002, in National Asbestos Workers Medical Fund v. Philip Morris, Inc., Judge Weinstein of the United States District Court for the Eastern District of New York granted plaintiff’s motion to dismiss all claims. Most recently, on July 3, 2002, Judge Weinstein denied claim certification in Bergeron v. Philip Morris, Incorporated, and on July 16, 2002, ordered that the case be transferred to Massachusetts or dismissed. It is expected that the case will be dismissed.

      Other Health-Care Cost Recovery and Aggregated Claims Cases. Groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, local government jurisdictions, hospitals, universities, taxpayers, and even foreign countries have advanced claims similar to those found in the union health-care cost recovery actions. These cases largely have been unsuccessful on the same remoteness grounds as the union cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the summary judgment rulings to the United States Court of Appeals for the Eighth Circuit.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Empire is not entitled to recover under both direct and subrogated claims; Empire must elect one claim, and thus one jury verdict. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. RJR Tobacco and the other tobacco defendants are appealing both the final judgment and the attorneys’ fees award to the United States Court of Appeals for the Second Circuit. On July 2, 2002, Judge Weinstein denied defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims until the United States Court of Appeals for the Second Circuit rules in defendants’ appeal from the judgment reflecting the claims asserted at trial by Empire Blue Cross and Blue Shield. All remaining claims of Blue Cross Blue Shield plans pending before the court are stayed pending the appeal. Oral argument is expected to occur in early 2003.

      On July 15, 2002, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States Court of Appeals for the Fifth Circuit affirmed the dismissal of a complaint by a federal district court in Texas. On January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiff’s product liability claim. Three other Native American tribal cases remain pending before tribal courts.

      On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appellate court has not yet ruled.

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

      A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In the Marshall Islands v. American

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. Of the 29 cases currently pending, 26 are pending in state court and 3 are pending in federal court. Two are pending outside the United States (Canada and Israel). Five of these cases have been transferred to the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

      Finally, nine lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. A similar case, H. K. Porter Co., Inc. v. American Tobacco Co., is pending in the United States District Court for the Eastern District of New York before Judge Weinstein. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

      Antitrust Cases. A number of tobacco wholesalers, or indirect purchasers, sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Thirty cases are pending in state court, and nine cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, and New York. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001. New Mexico and North Dakota courts denied defendants’ motions to dismiss on July 2, 2002 and June 25, 2002, respectively.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. Fact discovery closed on October 18, 2001. Expert discovery is presently underway, and dispositive motions likely will be filed by the end of 2002. No trial date is set.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Tobacco Growers’ Case. On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing.

      Scheduled Trials. Although trial schedules are subject to change, and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJR and RJR Tobacco, coming to trial during the remainder of 2002 and into 2003. As of July 18, 2002, there are 12 smoker cases scheduled for trial through the end of 2002. Fourteen Broin II cases also are scheduled to be tried in 2002.

      As of July 18, 2002, RJR Tobacco is a defendant in one case currently in the jury selection process: Scott v. American Tobacco Co., a medical monitoring class action in state court in New Orleans. As discussed above, opening statements are currently scheduled for August 19, 2002. Janoff v. Philip Morris, Inc., a Broin II case, is scheduled to begin in Florida state court on August 19, 2002. In addition, three California cases, Lucier v. Philip Morris, Inc., Harvey v. Philip Morris, Inc., and Daniels v. Philip Morris Cos., Inc. are scheduled to begin in state courts in California in October 2002. Two other California state court cases, Conley v. RJR Tobacco Co. and Abma v. American Asbestos Co., are set for trial in December 2002.

      The California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court is assessing the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute, which limited plaintiffs’ ability to sue manufacturers of tobacco products. A decision is expected by August 6, 2002.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court, in turn, has invited the United States Solicitor General to comment on the question of whether Canada’s petition for certiorari should or should not be granted. Although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

      Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain), as well as by Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under common law and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002 the judge assessed a civil fine against RJR Tobacco of $14.8 million. RJR Tobacco filed its notice of appeal on July 23, 2002.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. In connection with litigation related to the superfund site, Del Monte Corporation also has received a demand for indemnity from an entity that was a chemical supplier to Del Monte Corporation. Del Monte Corporation has sought indemnity from RJR under the terms of the agreement by which RJR sold Del Monte Corporation in 1990. RJR, in turn, has provided notice of these claims to the buyers of the Del Monte fresh fruit business, asserting the right to be indemnified by the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

buyers of the fresh fruit business for any liability arising out of such claims under the terms of the agreement by which RJR sold the Del Monte fresh fruit business in 1989.

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

      On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. Based on the plaintiff’s failure to provide any factual information in support of its claim that Del Monte Corporation was a prior lessee of the subject land, Del Monte Corporation has agreed to extend indefinitely the period during which RJR must respond to Del Monte Corporation’s tender of the claim to RJR for defense and indemnity, subject to the right to terminate the indefinite extension on fifteen days’ notice to RJR.

      On February 21, 2002, Del Monte Corporation was served with complaints filed in Nicaragua (the “Nicaraguan Complaints”), asserting claims on behalf of agricultural workers allegedly harmed or injured by exposure to certain chemicals used in banana plantations in Nicaragua. Del Monte Corporation has requested that RJR acknowledge its obligation to indemnify Del Monte Corporation in connection with such claims. RJR has provided notice of such claims and a request for indemnification to the buyers of the Del Monte fresh fruit business. In response to the notice and request of RJR, Del Monte Fresh Produce Company accepted the tender of the claims and agreed to provide a defense to Del Monte Corporation. Del Monte Corporation has agreed to withdraw its tender of such claims to RJR, without waiving its right to again tender the claims to RJR, should Del Monte Fresh Produce Company withdraw its agreement to defend and indemnify Del Monte Corporation.

      On June 13, 2002, counsel for plaintiffs in the Nicaraguan Complaints acknowledged that attempted service of process of all such cases on Del Monte Corporation, doing business as Del Monte Foods Company (“Del Monte”), was improper. Further, on June 13, 2002, the parties filed a written stipulation that Del Monte’s motion to quash the attempted service of the Nicaraguan Complaints should be granted and that any future service on Del Monte Foods Company of any other similar cases alleging the same material facts and naming the same defendants also should be deemed to be quashed. Pursuant to the parties’ stipulation, the U. S. District Court for the Northern District of California signed an order on June 13, 2002, granting Del Monte’s motion to quash the attempted service of the Nicaraguan Complaints.

      RJR Tobacco was notified by the EPA on June 11, 2000 of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of companies previously involved as potentially responsible parties (PRP) in another superfund site, which includes RJR Tobacco. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed and extended a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is being gathered from other potentially responsible parties notified by the EPA and an environmental consultant working on behalf of the PRP group, which includes RJR Tobacco.

      RJR and its subsidiaries have been engaged in a continuing program to comply with federal, state and local environmental laws and regulations. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to estimate the cost of resolving these CERCLA matters, RJR does not expect such expenditures or other costs to have a material adverse effect on the business, results of operations or financial condition of RJR or its subsidiaries.

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

      In connection with Philip Morris’ acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

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

      RJR, RJR Tobacco and RJR Acquisition Corp. will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility if the guaranteed unsecured notes of RJR are rated below BBB-by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies. If RJR, RJR Tobacco and RJR Acquisition Corp. are required to pledge their assets to secure their obligations under the revolving credit facility, they also will be required to pledge certain of their assets to secure RJR’s guarantee unsecured notes.

Note 5 — Long-Term Debt and Financial Instruments

Long-Term Debt

      RJR filed a shelf registration statement, effective December 22, 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective April 19, 2001, superceding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, on May 20, 2002, RJR completed the sale of $300 million in 6.5% notes due June 1, 2007, and $450 million in 7.25% notes due June 1, 2012. The proceeds from the sale of the notes are intended to be used to repay RJR’s 7.375% notes due May 15, 2003, in the principal amount of $550 million. The remainder of the proceeds will be used for the repayment of other public notes due through 2004.

      These notes are unsecured obligations of RJR and are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2002.

Interest Rate Arrangements

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. Because of the high correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the instruments generally are offset by changes in the underlying exposures.

      During the first half of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion, of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of June 30, 2002, these fair value hedges were effective and, accordingly, no gain or loss was recognized. The unrealized gain of $34 million resulting from the change in the hedges’ fair value as of June 30, 2002, was included in other assets and deferred charges, offsetting the increase in the fair value of long-term debt, in the accompanying condensed consolidated balance sheet.

      A market change resulting in an unfavorable fair value of the interest rate swaps results in full collateralization of the entire amount of the unfavorable change, if RJR’s guaranteed unsecured debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s. As long as RJR remains investment grade, collateral may be required if the fair value of the swaps falls below specified threshold amounts.

Foreign Currency Arrangements

      During the first quarter of 2002, RJR Tobacco settled a forward currency exchange contract to purchase 7.0 million euros, which hedged an unrecognized firm commitment for the purchase of equipment. The effective unrealized gain from the hedge is included in accumulated other comprehensive income and will be recognized as the underlying equipment cost is recognized in earnings over its depreciable life. The ineffective portion of the hedge was insignificant and was recorded as a foreign exchange gain in other expense.

      At June 30, 2002, RJR Tobacco held forward currency exchange contracts, as hedges of unrecognized firm commitments for the purchase of equipment, for a net purchase of 9.1 million euros, with maturities that average less than 12 months. As of June 30, 2002, the $1 million net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other expense during the quarter ended June 30, 2002.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6 — Stockholders’ Equity

      Changes in stockholders’ equity for the six months ended June 30, 2002 were:

				Accumulated
				Other	Unamortized		Total	Comprehensive
	Common	Paid-in	Retained	Comprehensive	Restricted	Treasury	Stockholders’	Income
	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Equity	(Loss)

Balance at December 31, 2001	$1	$7,371	$1,593	$(121)	$(42)	$(776)	$8,026
Net loss	—	—	(124)	—	—	—	(124)	$(124)
Other	—	—	—	1	—	—	1	1

Total comprehensive loss								$(123)

Dividends	—	—	(167)	—	—	—	(167)
Stock options exercised	—	16	—	—	—	—	16
Tax benefit on stock options exercised	—	5	—	—	—	—	5
Restricted stock awarded	—	(3)	—	—	3	—	—
Restricted stock amortization	—	—	—	—	8		8
Restricted stock forfeited	—	2	—	—	4	(6)	—
Common stock repurchased	—	—	—	—	—	(262)	(262)

Balance at June 30, 2002	$1	$7,391	$1,302	$(120)	$(27)	$(1,044)	$7,503

      During the six months ended June 30, 2002, certain employees and former employees exercised stock options that provided for the issuance of 560,411 shares of common stock.

      Total comprehensive income for the three months ended June 30, 2002 and 2001 was $212 million and $127 million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2002 and 2001 was $(123) million and $227 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning RJR Tobacco and RJR Acquisition Corp. because such information is not believed to be material to holders of the $2.0 billion guaranteed unsecured notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because these guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended June 30, 2002
Net sales	$—	$1,673	$45	$(13)	$1,705
Cost of products sold	—	979	10	(13)	976
Selling, general and administrative expenses	7	435	(85)	—	357
Interest and debt expense	33	3	—	—	36
Interest income	(3)	(9)	—	—	(12)
Intercompany interest (income) expense	(6)	42	(36)	—	—
Intercompany dividends	(151)	(277)	—	428	—
Other expense, net	3	(1)	—	—	2

Income before income taxes	117	501	156	(428)	346
Provision for (benefit from) income taxes	(11)	90	56	—	135
Equity income from subsidiaries	511	88	—	(599)	—

Net income	$639	$499	$100	$(1,027)	$211

For the Three Months Ended June 30, 2001
Net sales	$—	$1,704	$15	$(15)	$1,704
Cost of products sold	—	989	2	(15)	976
Selling, general and administrative expenses	14	441	(84)	—	371
Amortization of trademarks and goodwill	—	65	25	—	90
Interest and debt expense	35	3	—	—	38
Interest income	(2)	(30)	—	—	(32)
Intercompany interest (income) expense	(2)	73	(71)	—	—
Intercompany dividends	(601)	(202)	—	803	—
Other expense, net	4	—	—	—	4

Income before income taxes	552	365	143	(803)	257
Provision for (benefit from) income taxes	(15)	94	51	—	130
Equity income from subsidiaries	363	92	—	(455)	—

Net income	$930	$363	$92	$(1,258)	$127

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2002
Net sales	$—	$3,168	$76	$(24)	$3,220
Cost of products sold	—	1,865	17	(24)	1,858
Selling, general and administrative expenses	17	836	(160)	—	693
Interest and debt expense	66	6	—	—	72
Interest income	(3)	(24)	(1)	—	(28)
Intercompany interest (income) expense	(12)	84	(72)	—	—
Intercompany dividends	(757)	(277)	—	1,034	—
Other expense, net	5	—	—	—	5

Income before income taxes	684	678	292	(1,034)	620
Provision for (benefit from) income taxes	(24)	161	105	—	242
Equity income (loss) from subsidiaries	202	(367)	—	165	—

Income before cumulative effect of accounting change	910	150	187	(869)	378
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$910	$187	$(352)	$(869)	$(124)

For the Six Months Ended June 30, 2001
Net sales	$—	$3,160	$25	$(25)	$3,160
Cost of products sold	—	1,836	2	(25)	1,813
Selling, general and administrative expenses	24	838	(160)	—	702
Amortization of trademarks and goodwill	—	130	51	—	181
Interest and debt expense	70	6	—	—	76
Interest income	(2)	(74)	(2)	—	(78)
Intercompany interest (income) expense	(5)	162	(157)	—	—
Intercompany dividends	(781)	(202)	—	983	—
Other expense, net	8	—	—	—	8

Income before income taxes	686	464	291	(983)	458
Provision for (benefit from) income taxes	(29)	157	103	—	231
Equity income from subsidiaries	495	188	—	(683)	—

Net income	$1,210	$495	$188	$(1,666)	$227

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2002
Cash flows from (used in) operating activities	$976	$616	$(474)	$(756)	$362

Cash flows from (used in) investing activities:
Short-term investments	(500)	(2)	—	—	(502)
Capital expenditures	—	(39)	(5)	—	(44)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Intercompany notes receivable	(216)	4	156	56	—
Other, net	—	17	—	—	17

Net cash flows from (used in) investing activities	(1,055)	(20)	151	56	(868)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—	—	—	745
Dividends paid on common stock	(164)	(756)	—	756	(164)
Repurchase of common stock	(262)	—	—	—	(262)
Other, net	17	—	—	—	17
Intercompany notes payable	16	(299)	339	(56)	—

Net cash flows from (used in) financing activities	352	(1,055)	339	700	336

Net change in cash and cash equivalents	273	(459)	16	—	(170)
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$458	$1,275	$117	$—	$1,850

For the Six Months Ended June 30, 2001
Cash flows from operating activities	$425	$566	$155	$(635)	$511

Cash flows from (used in) investing activities:
Short-term investments	—	(203)	—	—	(203)
Intercompany notes receivable	3	(21)	42	(24)	—
Other, net	—	(38)	—	—	(38)

Net cash flows from (used in) investing activities	3	(262)	42	(24)	(241)

Cash flows from (used in) financing activities:
Intercompany notes payable	12	(36)	—	24	—
Repayments of long-term debt	(48)	—	—	—	(48)
Dividends paid on common stock	(158)	(433)	(202)	635	(158)
Repurchase of common stock	(238)	—	—	—	(238)
Proceeds from exercise of stock options	41	—	—	—	41

Net cash flows used in financing activities	(391)	(469)	(202)	659	(403)

Net change in cash and cash equivalents	37	(165)	(5)	—	(133)
Cash and cash equivalents at beginning of period	14	2,424	105	—	2,543

Cash and cash equivalents at end of period	$51	$2,259	$100	$—	$2,410

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

June 30, 2002
Assets
Cash and cash equivalents	$458	$1,275	$117	$—	$1,850
Short-term investments	500	209	—	—	709
Other current assets	132	1,631	136	(346)	1,553
Trademarks, net	—	—	2,099	—	2,099
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	363	10	3,665	(4,038)	—
Investment in subsidiaries	9,425	5,122	—	(14,547)	—
Other noncurrent assets	108	1,489	27	(35)	1,589

	$10,986	$16,611	$6,259	$(18,966)	$14,890

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,391	$4	$—	$1,395
Other current liabilities	1,275	835	38	(346)	1,802
Intercompany notes payable	85	3,606	347	(4,038)	—
Long-term debt (less current maturities)	1,765	97	—	—	1,862
Other noncurrent liabilities	358	1,258	747	(35)	2,328
Stockholders’ equity	7,503	9,424	5,123	(14,547)	7,503

	$10,986	$16,611	$6,259	$(18,966)	$14,890

December 31, 2001
Assets
Cash and cash equivalents	$185	$1,734	$101	$—	$2,020
Short-term investments	—	207	—	—	207
Other current assets	95	1,983	37	(486)	1,629
Trademarks, net	—	—	2,773	—	2,773
Goodwill, net	—	6,875	—	—	6,875
Intercompany notes receivable	146	14	3,822	(3,982)	—
Investment in subsidiaries	10,585	5,772	—	(16,357)	—
Other noncurrent assets	65	1,497	16	(32)	1,546

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520
Other current liabilities	664	1,080	14	(486)	1,272
Intercompany notes payable	69	3,905	8	(3,982)	—
Long-term debt (less current maturities)	1,534	97	—	—	1,631
Other noncurrent liabilities	783	876	974	(32)	2,601
Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

Business Trends and Initiatives

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market and overall consumer demand is expected to decline over time. Demand for tobacco is not materially impacted in the short-term by consumers. However, short-term changes in demand for product may result from trade inventory adjustments.

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display and promotion and price. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or to introduce a new brand. Increased selling prices and higher cigarette taxes have resulted in increased competitive discounting and the proliferation of deep-discount brands. The cost structures of manufacturers of these brands are less impacted by the Master Settlement Agreement and other state settlement agreements than the original participating manufacturers under the MSA, including RJR Tobacco.

      Established cigarette brands usually have a competitive advantage in the United States because of significant cigarette marketing restrictions. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of competing brands, but there can be no assurance that such efforts will be successful.

      RJR’s operating subsidiaries are committed to providing unique products and increased value to adult smokers. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty and attract adult smokers of competing brands, primarily in an effort to stabilize, then grow share of market on RJR Tobacco’s four key brands. RJR Tobacco utilizes a two-fold approach to market its key brands: build strong brand equity while maintaining a competitive price. RJR Tobacco has introduced many new programs and products to build each brand’s equity and attract adult smokers of competitive brands.

      In addition to its marketing programs discussed above, RJR Tobacco utilizes a defensive retail pricing strategy, including discounting at retail, to defend its brands’ share of market against competitive pricing pressure. RJR Tobacco continues to enhance its retail strategy during 2002, gaining increased promotional coverage, broader retail presence and more competitive pricing. In July 2002, a major competitor announced increased promotional spending during the second half of 2002, which could adversely impact RJR Tobacco’s results of operations, cash flows and financial condition.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

      On January 1, 2002, RJR adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $90 million and $181 million during the three and six months ended June 30, 2001, respectively. As of January 1, 2002, RJR Tobacco’s trademarks and goodwill are no longer amortized.

      The new criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition.

      No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. RJR’s most recent fair value determination resulted in an amount that substantially exceeded the carrying value. Accordingly, RJR is not required to annually determine the fair value of the reporting unit, as long as its assets and liabilities do not change significantly, and it is considered unlikely that the current fair value would be less than the carrying value.

      Other intangible assets as of January 1, 2002 consisted of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of WINSTON, VANTAGE, SALEM, NOW and MORE each had a fair value less than their carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For comparative purposes, prior-period amounts have been reclassified from selling, general and administrative expenses to reductions of net sales. The adoption of EITF No. 00-25 did not impact RJR’s consolidated financial position, operating income or net income.

Results of Operations

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

Net sales	$1,705	$1,704	$3,220	$3,160
Cost of products sold (*)	976	976	1,858	1,813
Selling, general and administrative expenses	357	371	693	702

	$372	$357	$669	$645

(*)	$655 million and $687 million of ongoing settlement expense was recorded in cost of products sold for the three months ended June 30, 2002 and 2001, respectively, and $1,273 million and $1,300 million was recorded during the six months ended June 30, 2002 and 2001, respectively.

      Net sales of $1.7 billion for the three months ended June 30, 2002 remained level with the second quarter of 2001. This was primarily due to favorable pricing of $145 million, as a result of price increases in 2001 and 2002, offset by increases in retail discounting and a shift in mix. Net sales of $3.2 billion for the six-month period ended June 30, 2002 increased 1.9% over the comparable prior-year period. This increase was primarily driven by favorable pricing of $270 million and volume of $20 million, mostly offset by increased retail discounting.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2002	2001	% Change	2002	2001	% Change

RJR Tobacco key brands:
Camel ex. Regular	5.7	5.4	4.4%	11.0	10.2	7.2%
Winston Base	4.6	5.3	(13.8)%	9.1	9.5	(5.0)%
Salem	2.6	2.8	(9.4)%	5.0	5.5	(8.9)%
Doral	6.5	6.3	3.4%	12.6	12.2	4.0%
RJR Tobacco total full-price	14.3	15.4	(6.6)%	28.1	28.8	(2.3)%
RJR Tobacco total savings	9.2	8.7	4.9%	17.7	16.8	5.3%

RJR total domestic *	23.8	24.1	(1.3)%	46.3	45.6	1.5%

Industry:
Full-price	70.8	78.2	(9.5)%	146.2	151.7	(3.6)%
Savings	27.4	27.4	—	53.3	52.4	1.8%

Industry total domestic	98.2	105.6	(7.0)%	199.5	204.1	(2.2)%

*	Includes Santa Fe’s domestic volume; excludes Puerto Rico and certain other U.S. territories’ volume.

      The overall decrease of 1.3% from the prior-year quarter was due to a continuing decline in consumption, partially offset by trade inventory shifts and the inclusion of Santa Fe’s operations. The year-to-date 1.5% increase reflects an overall increase in trade inventory levels and the inclusion of Santa Fe’s operations, partially offset by a decline in consumption. RJR Tobacco’s consumption, which represents retail sales to consumers, is expected to continue to decline through 2002.

      Full-price shipments represented 61.0% and 63.7% of RJR Tobacco’s total shipments for the quarter ended June 30, 2002 and 2001, respectively. RJR Tobacco’s full-price shipments decreased to 61.3% of total shipments for the six months ended June 30, 2002 from 63.1% during the first six months of 2001. Industry full-price shipments were 72.1% and 74.0% of total shipments for the quarter ended June 30, 2002 and 2001, respectively, and were 73.3% and 74.3% in the six months ended June 30, 2002 and 2001, respectively.

      Retail market share for RJR Tobacco, according to data from Information Resources Inc./ Capstone, averaged 22.86% for the quarter ended June 30, 2002, a decrease of 0.63 share points when compared with the quarter ended June 30, 2001. Compared with the first quarter of 2002, RJR Tobacco’s retail share of market increased 0.20 share points.

      CAMEL’s retail market share, excluding the non-filtered style, grew to 5.63% in the second quarter of 2002, compared with 5.51% in the first quarter of 2002 and 5.49% in the second quarter of 2001. CAMEL enhanced its reputation as a leader in market innovation with the March 2002 introduction of its premium-priced Exotic Blends line in selected retail locations, primarily in western states. The Exotic Blends, along with the Turkish Gold and Turkish Jade line extensions, build on CAMEL’s rich heritage and “Pleasure to Burn” positioning.

      Base WINSTON’s retail market share averaged 4.58% in the second quarter of 2002, compared with 4.64% in the first quarter of 2002 and 4.76% in the second quarter of 2001. During the second quarter of 2002, WINSTON launched the new Evo Flask style in selected outlets. These styles combine a premium blend with a completely redesigned cigarette package.

      SALEM’s retail market share averaged 2.45% in the second quarter of 2002, compared with 2.53% in the first quarter of 2002 and 2.80% in the second quarter of 2001. Market support for SALEM has been reduced while the brand evaluates opportunities to strengthen its positioning and performance.

      The retail market share of DORAL, the nation’s best-selling savings brand, was 5.85% in the second quarter of 2002, compared with 5.69% in the first quarter of 2002 and 5.98% in the second quarter of 2001. DORAL has shown renewed strength in 2002, reversing the decline DORAL experienced starting in April 2001. DORAL’s improved performance reflects the brand’s two-fold marketing strategy of maintaining a competitive price while building brand equity. DORAL launched a comprehensive upgrade earlier this year featuring new tobacco blends on key styles, contemporary new packaging and imaginative Splendidly Blended™ advertising.

      RJR Tobacco continues to test ECLIPSE, a cigarette that primarily heats rather than burns tobacco, in the Dallas/ Fort Worth area. ECLIPSE has a small, but loyal, following of adult smokers who have switched to the brand. The ECLIPSE test market, which was launched in April 2000 through direct-mail and Internet sales to age-verified, adult smokers, was expanded to include retail sales in January 2001. RJR Tobacco is continuing to evaluate the product and the marketing mix that supports the brand. Although RJR Tobacco does not claim that ECLIPSE presents smokers with less risk of cardiovascular disease or complications with pregnancy, ECLIPSE may present less risk of cancer, chronic bronchitis and possibly emphysema when compared with tobacco-burning cigarettes.

      Cost of products sold was $976 million and $1,858 million for the three and six months ended June 30, 2002. Although second quarter expenses were level with second quarter of 2001, first-half 2002 expenses increased $45 million over the prior period due to increased promotional costs, raw material costs and volume.

      Selling, general and administrative expenses of $357 million for the second quarter of 2002 decreased $14 million from the comparable prior-year quarter and, at $693 million, were $9 million less than the prior year-to-date period. These decreases were primarily due to lower marketing expense, partially offset by higher legal expense.

      Amortization of trademarks and goodwill decreased $90 million and $181 million for the three and six months ended June 30, 2002 when compared with the prior-year periods, reflecting the January 1, 2002 adoption of SFAS No. 142.

      Interest and debt expense of $36 million in the second quarter of 2002 decreased $2 million from the second quarter of 2001. Year-to-date expense of $72 million was $4 million lower than the comparable period in 2001. The reduction in expense was due to a lower average debt balance prior to the issuance of $750 million of notes on May 20, 2002, combined with the reduction in interest expense generated by the interest rate swaps in the second quarter.

      Interest income decreased $20 million from the prior-year quarter and $50 million from the prior-year first six months, primarily reflecting lower interest rates and lower average cash balances.

      Provision for income taxes was $135 million, or an effective rate of 39.0%, in the second quarter of 2002 compared with $130 million, or an effective rate of 50.6%, recorded in the second quarter of 2001. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of state taxes and certain nondeductible items, including goodwill amortization in 2001.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to its stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., most of which has funded RJR’s share repurchase programs and the acquisition of Santa Fe. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term trade inventory adjustments cannot be predicted. Demand for tobacco products is not materially impacted in the short term by consumers. Additionally, RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

Cash Flows

      Net cash flows from operating activities were $362 million in the first six months of 2002 and $511 million in the comparable 2001 period. This change primarily reflects higher tobacco settlement payments and decreased interest income, partially offset by increased operating revenues.

      Net cash flows used in investing activities were $868 million in the first six months of 2002 compared with $241 million in the prior-year period. This change reflects the 2002 cash payment for the acquisition of Santa Fe, net of cash acquired, and the investments in short-term securities, utilizing note proceeds from the May 20, 2002 note issuance, in the second quarter of 2002.

      Cash flows from financing activities were $336 million for the first half of 2002 compared with a use of $403 million for the comparable six-month period in 2001. The increase in funds received was primarily due to the May 20, 2002 issuance of $750 million of public notes.

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

      During the first six months of 2002, RJR repurchased 4,115,000 shares of its common stock with an aggregate cost of $262 million. Of these amounts, the repurchase of 1,600,000 shares completed a $300 million repurchase program authorized by RJR’s board of directors on July 18, 2001. The remaining 2,515,000 shares with an aggregate cost of $168 million were repurchased under an authorization by RJR’s board of directors on February 6, 2002. This program authorizes the repurchase of shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $1.0 billion, to enhance stockholder value. This program is being funded from cash provided by operating activities and from RJR Acquisition Corp. utilizing the cash proceeds of the NGH acquisition. Although RJR expects to complete this program within 24 months from authorization, the timing of repurchases and the number of shares repurchased under this authorization will depend upon market conditions.

      From November 1999 through June 30, 2002, cumulative repurchases under all programs were 24,085,739 shares with an aggregate cost of $1.0 billion. As of July 18, 2002, RJR repurchased 1,025,000 additional shares at a cost of $56 million under the current authorization. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee stock plans, are included in treasury stock in RJR’s condensed consolidated balance sheets.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, the committed amount will remain at $622 million until May 2003, at which time the committed amount will be reduced to $531 million through November 2004. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under the revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR’s guaranteed unsecured notes, including the notes issued in May 2002, are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies, RJR, RJR Tobacco and

RJR Acquisition Corp. will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At June 30, 2002, RJR and RJR Tobacco had $17 million in letters of credit under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2002.

      RJR filed a registration statement, effective October 8, 1999, in order to issue publicly registered notes of $550 million in principal amount at 7.375% due in 2003, $500 million in principal amount at 7.75% due in 2006 and $200 million in principal amount at 7.875% due in 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes.

      RJR filed a shelf registration statement, effective December 22, 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective April 19, 2001, superceding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, on May 20, 2002, RJR completed the sale of $300 million of 6.5% notes due June 1, 2007, and $450 million of 7.25% notes due June 1, 2012. The proceeds from the sale of the notes are intended to be used to repay RJR’s 7.375% notes due May 15, 2003, in the principal amount of $550 million. The remainder of the proceeds will be used for the repayment of other public notes due through 2004.

      The $2.0 billion guaranteed unsecured notes described above are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of the notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2002.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, redeemable on September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other assets and deferred charges in the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      As of June 30, 2002, RJR also had $330 million of public notes outstanding, at fixed interest rates of 7.625% through 9.25%, due in 2002 through 2013.

Dividends

      On June 5, 2002, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share, an increase of 8.6% from $0.875. The dividend was payable on July 1, 2002, to stockholders of record as of June 18, 2002. On an annualized basis the new dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $44 million and $25 million for the six months ended June 30, 2002 and 2001, respectively. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $115 million to $125 million for capital expenditures during 2002, funded primarily by cash flows from operations. This increase over recent years is primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of June 30, 2002.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 4 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially affected by the ultimate outcome of various pending or future litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in its condensed consolidated financial statements.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 4 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1,374 million and $1,170 million during the six months ended June 30, 2002 and 2001, respectively. RJR Tobacco estimates total payments will be $2.4 billion in 2002 and will approximate $2.0 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. RJR Tobacco cannot predict (1) the impact on its business, competitive position or results of operations due to the MSA and the other existing settlement agreements, (2) the business activity restrictions to which it is subject under these agreements or (3) the price increases that it may be required to make as a result of these agreements.

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

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.025 per pack in Virginia to $1.50 per pack in New York.

      In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a United States District Court judge held that the EPA’s classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA appealed, and oral argument was held before the Court of Appeals for the Fourth Circuit on June 7, 1999. RJR Tobacco is awaiting the Court’s decision.

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

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. The OFPC has until January 1, 2003, to issue final regulations. Not later than six months from the issuance of the standards, all cigarettes offered for sale in New York State will be required to be manufactured to those standards. RJR Tobacco is unable to predict what design or manufacturing changes will be necessary for cigarettes manufactured for sale in New York until the standards are published. Similar legislation is being considered by other state legislatures.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintained that this regulation prohibited the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buy down” to consumers. On March 14, 2002, the Department of Revenue issued a new revenue ruling acknowledging the validity of the plaintiffs’ position. The plaintiffs dismissed the petition without prejudice.

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

      Thirteen states have passed and various states are considering legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments under the MSA. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnities, see “— Litigation and Settlements,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 4 to the condensed consolidated financial statements.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. RJR and its subsidiaries have been engaged in a continuing program to assure compliance with these environmental laws and regulations. Although it is difficult to reasonably estimate the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, neither RJR nor any of its subsidiaries expect such expenditures or other costs to have a material adverse effect on their business or financial condition.

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

      In connection with Philip Morris’ acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

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

      RJR, RJR Tobacco and RJR Acquisition Corp. will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility if the guaranteed unsecured notes of RJR are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies. If RJR, RJR Tobacco and RJR Acquisition Corp. are required to pledge their assets to secure their obligations under the revolving credit facility, they also will be required to pledge certain of their assets to secure RJR’s guaranteed unsecured notes. For a further discussion of RJR’s revolving credit facility and other debt, see “— Liquidity and Financial Condition — Debt” above.

Acquisition and Joint Venture

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statements of income since January 16, 2002. The financial condition and results of operations of Santa Fe do not meet the criteria for a reportable operating segment. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      Santa Fe manufactures cigarettes and other tobacco products in the United States under the NATURAL AMERICAN SPIRIT brand and currently markets its products primarily in the United States. RJR believes that Santa Fe will enhance RJR’s consolidated earnings, and that its approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands. Santa Fe has posted solid increases in volume, revenue, earnings and share of market over the past three years, based on the success of cigarettes and pouch tobaccos sold under the NATURAL AMERICAN SPIRIT brand name. NATURAL AMERICAN SPIRIT cigarettes are made with no-additive tobacco blends and are marketed in distinctive packages bearing the silhouette of an American Indian in a feathered headdress. The NATURAL AMERICAN SPIRIT retail share of market during 2001 was 0.21% in the United States. Santa Fe also has a small, but growing international tobacco business.

      On July 16, 2002, RJR and Gallaher Group Plc entered into a joint venture, R.J. Reynolds-Gallaher International SARL, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, will initially market its products in France, Spain, the Canary Islands and Italy. RJR’s financial contribution over the next five years is expected to be $75 million to $100 million. In addition to its marketing and product expertise, RJR Tobacco is licensing REYNOLDS, a new American-blend brand in a unique slide-box pack, to the joint venture. This investment will be accounted for using the equity method.

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, many of which are beyond the control of RJR, that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes, under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash; and the ratings of RJR’s securities. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR Tobacco has exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment and net investments in foreign operations denominated in euros and pound sterling. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 5 to the condensed consolidated financial statements for further information regarding financial instruments entered into by RJR or its operating subsidiaries.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows or earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. This model indicates that near term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2002.

PART II — Other Information

Item 1. Legal Proceedings

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted. During the second quarter of 2002, 38 new cases were served against RJR or its affiliates, including RJR Tobacco, or indemnitees, and 71 cases were dismissed or otherwise resolved without trial in favor of RJR Tobacco. On June 30, 2002, there were 1,677 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,680 on June 30, 2001, and 535 on June 30, 2000. As of July 18, 2002, 1,629 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,624 in the United States; 1 in Canada; and 2 in each of Israel and Puerto Rico. The U.S. case number does not include the 2,807 Broin II cases pending as of July 18, 2002.

      The U.S. cases, exclusive of the Broin II cases, are pending in 35 states and the District of Columbia: 1,192 in West Virginia; 97 in New York; 77 in Florida; 60 in California; 31 in Mississippi; 27 in Louisiana; 17 in Maryland; 14 in Alabama; 13 in Iowa; 12 in Missouri; 11 in the District of Columbia; 9 in Massachusetts; 8 in New Jersey; 6 in Texas; 5 in each of Illinois and Tennessee; 4 in each of Arizona, Minnesota and Ohio; 3 in each of Connecticut, New Hampshire and Pennsylvania; 2 in each of Michigan, North Dakota, New Mexico, Nevada and South Dakota; and 1 in each of Arkansas, Georgia, Indiana, Kansas, Maine, North Carolina, Oregon, Utah and Wisconsin. Of the 1,624 active U.S. cases, 115 are pending in federal court, 1,506 in state court and 3 in tribal court.

      For additional information about litigation and legal proceedings, see note 4 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” in Part I — Financial Information.

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

      RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, as of June 30, 2002 no liability for tobacco-related litigation was recorded in its condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders of RJR was held on April 24, 2002, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of the stockholders:

      (a) Votes regarding the election of three Class III directors of RJR for a term expiring in 2004 were:

Name	For	Withheld

Denise Ilitch	83,255,320	243,303
Andrew J. Schindler	83,277,395	221,228
Joseph P. Viviano	83,280,709	217,914

      Other directors, whose terms of office as directors continued after the meeting were:

Class I Directors — Term Expiring in 2003	Class II Directors — Term Expiring in 2004

Mary K. Bush	A. D. Frazier, Jr.
John T. Chain, Jr.	John G. Medlin, Jr.
Thomas C. Wajnert	Nana Mensah

      In addition, pursuant to Article Sixth of RJR’s Certificate of Incorporation, at its meeting held on June 5, 2002, the Board of Directors elected E. V. Goings to the position of Class II Director.

      (b) Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2002 were:

For	Against	Abstentions

82,216,203	1,210,035	72,385

      (c) Votes regarding the stockholder proposal on Environmental Tobacco Smoke were:

For	Against	Abstentions	Broker Non-Votes

2,802,423	71,243,411	1,756,986	7,695,803

      (d) Votes regarding the stockholder proposal on Inserts Disclosing Personal and Social Effects Related to Using RJR Tobacco Products were:

For	Against	Abstentions	Broker Non-Votes

2,564,612	71,513,007	1,725,201	7,695,803

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

4.1	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 15, 2002).
4.2	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 15, 2002).
4.3	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 15, 2002).
10.1	Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.2	Second Amended and Restated Guaranty to the creditors defined therein, issued in connection with the Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.3	Form of Amendment No. 2 to Tandem Restricted Stock/ Stock Option Agreement dated as of April 24, 2002.
10.4	Form of Performance Unit Agreement (three-year vesting) dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.5	Form of Restricted Stock Agreement dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
12.1	Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001 and for the six months ended June 30, 2002.

(b) Reports on Form 8-K

      RJR filed a Current Report on Form 8-K, dated May 15, 2002, stating that it had entered into an underwriting agreement for the sale of $300 million and $450 million notes, due in 2007 and 2012, respectively. The filing included certain items that were incorporated by reference into its Registration Statement (File No. 333-58386) related to the issuance and sale of the notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and Chief Financial Officer

Date: August 1, 2002

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 15, 2002).
4.2	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 15, 2002).
4.3	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 15, 2002).
10.1	Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.2	Second Amended and Restated Guaranty to the creditors defined therein, issued in connection with the Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.3	Form of Amendment No. 2 to Tandem Restricted Stock/ Stock Option Agreement dated as of April 24, 2002.
10.4	Form of Performance Unit Agreement (three-year vesting) dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.5	Form of Restricted Stock Agreement dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
12.1	Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001 and for the six months ended June 30, 2002.