Form 10-Q
period 2002-09-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2002-11-01
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 88,197,022 shares of common stock, par value $.01 per share, as of October 14, 2002

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales*	$1,585	$1,628	$4,805	$4,788
Costs and expenses:
Cost of products sold*	985	916	2,843	2,729
Selling, general and administrative expenses	348	355	1,041	1,057
Amortization of trademarks and goodwill	—	91	—	272

Operating income	252	266	921	730
Interest and debt expense	38	37	110	113
Interest income	(16)	(32)	(44)	(110)
Other expense, net	2	3	7	11

Income from continuing operations before income taxes	228	258	848	716
Provision for income taxes	89	130	331	361

Income from continuing operations	139	128	517	355
Discontinued operations:
Loss on sale of discontinued businesses, net of income taxes	—	(9)	—	(9)

Income before cumulative effect of accounting change	139	119	517	346
Cumulative effect of accounting change, net of income taxes	—	—	(502)	—

Net income	$139	$119	$15	$346

Basic income (loss) per share:
Income before cumulative effect of accounting change	$1.58	$1.34	$5.76	$3.62
Loss on sale of discontinued businesses	—	(.10)	—	(.10)
Cumulative effect of accounting change	—	—	(5.59)	—

Net income	$1.58	$1.24	$0.17	$3.52

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$1.56	$1.31	$5.64	$3.55
Loss on sale of discontinued businesses	—	(.09)	—	(.09)
Cumulative effect of accounting change	—	—	(5.48)	—

Net income	$1.56	$1.22	$0.16	$3.46

Dividends declared per share	$0.95	$0.875	$2.775	$2.43

*	Excludes excise taxes of $457 million and $394 million for the three months ended September 30, 2002 and 2001, respectively, and $1,337 million and $1,161 million for the nine months ended September 30, 2002 and 2001, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2002	2001

Cash flows from (used in) operating activities:
Net income	$15	$346
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	502	—
Depreciation and amortization	109	369
Deferred income tax expense (benefit)	76	(80)
Changes in other working capital items, net of acquisition	(23)	(2)
Changes in tobacco settlement and related accruals	471	671
Other, net	(51)	(23)

Net cash flows from operating activities	1,099	1,281

Cash flows from (used in) investing activities:
Purchases of short-term investments	(504)	(205)
Acquisition, net of cash acquired	(339)	—
Capital expenditures	(66)	(36)
Other, net	17	(12)

Net cash flows used in investing activities	(892)	(253)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—
Repurchase of common stock	(398)	(369)
Dividends paid on common stock	(250)	(235)
Repayments of long-term debt	—	(73)
Proceeds from exercise of stock options	38	43

Net cash flows from (used in) financing activities	135	(634)

Net change in cash and cash equivalents	342	394
Cash and cash equivalents at beginning of period	2,020	2,543

Cash and cash equivalents at end of period	$2,362	$2,937

Income taxes paid, net of refunds	$(49)	$93
Interest paid	$81	$83
Tobacco settlement and related expense payments	$1,429	$1,247

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,362	$2,020
Short-term investments	711	207
Accounts and notes receivable, net	114	106
Inventories	778	730
Deferred income taxes	434	538
Prepaid excise taxes and other	256	255

Total current assets	4,655	3,856
Property, plant and equipment, net	1,046	1,050
Trademarks, net	2,099	2,773
Goodwill, net	7,090	6,875
Other assets and deferred charges	583	496

	$15,473	$15,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$72	$74
Tobacco settlement and related accruals	1,998	1,520
Accrued liabilities	1,089	1,155
Current maturities of long-term debt	783	43

Total current liabilities	3,942	2,792
Long-term debt (less current maturities)	1,754	1,631
Deferred income taxes	1,399	1,726
Long-term retirement benefits	571	514
Other noncurrent liabilities	367	361
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 115,377,877 in 2002 and 114,046,712 in 2001)	1	1
Paid-in capital	7,396	7,371
Retained earnings	1,358	1,593
Accumulated other comprehensive loss	(120)	(121)
Unamortized restricted stock	(22)	(42)

	8,613	8,802
Treasury stock, at cost (shares: 26,540,855 in 2002 and 19,810,832 in 2001)	(1,173)	(776)

Total stockholders’ equity	7,440	8,026

	$15,473	$15,050

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

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2001. For comparability, certain reclassifications were made to conform prior periods to the current presentation format. All dollar amounts are presented in millions unless otherwise noted.

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statements of income since January 16, 2002. Although the operations of Santa Fe meet the criteria to be an operating segment, the financial condition and results of operations of Santa Fe do not meet the criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

Recently Adopted Accounting Pronouncements

      On January 1, 2002, RJR adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $91 million and $272 million during the three and nine months ended September 30, 2001, respectively. As of January 1, 2002, RJR Tobacco’s trademarks and goodwill are no longer amortized.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table reconciles net income to its amount adjusted to exclude goodwill and trademark amortization expense:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Reported net income	$119	$346
Add back: goodwill amortization	65	195
trademark amortization, net of tax	16	47

Adjusted net income	$200	$588

Basic income per share:
Reported net income	$1.24	$3.52
Adjusted net income	2.09	5.99
Diluted income per share:
Reported net income	$1.22	$3.46
Adjusted net income	2.05	5.87

      The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition.

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

      The changes in the carrying amount of goodwill during the nine months ended September 30, 2002 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002.	$6,875	$—	$6,875
Goodwill acquired	—	215	215

Balance as of September 30, 2002	$6,875	$215	$7,090

      Other intangible assets as of January 1, 2002 consisted of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of WINSTON, VANTAGE, SALEM, NOW and MORE each had a fair value less than its carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, Emerging Issues Task Force Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by EITF No. 01-9, requires that consideration paid to a distributor or retailer to promote the vendor’s products,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For the nine months ended September 30, 2001, $1.7 billion was reclassified from selling, general and administrative expenses to a reduction of net sales. The adoption of EITF No. 00-25, as codified by EITF No. 01-9, did not impact RJR’s consolidated financial position, operating income or net income.

Note 2 — Income Per Share

      The components of the calculation of income per share were:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Income from continuing operations	$139	$128	$517	$355
Loss on discontinued operations	—	(9)	—	(9)
Cumulative effect of accounting change	—	—	(502)	—

Net income	$139	$119	$15	$346

Basic weighted average shares, in thousands	87,937	95,631	89,729	98,192
Effect of dilutive potential shares:
Options	719	1,351	1,196	1,488
Restricted stock	717	486	727	420

Diluted weighted average shares, in thousands	89,373	97,468	91,652	100,100

      Outstanding shares of restricted stock of 1.5 million and 1.6 million were excluded from the share calculations for the three and nine months ended September 30, 2002, respectively, as the related vesting provisions had not been met. For both the three and nine months ended September 30, 2001, 1.7 million shares of stock were excluded.

Note 3 — Inventories

      The major components of inventories were:

	September 30,	December 31,
	2002	2001

Leaf tobacco	$555	$550
Raw materials	29	25
Work in process	54	49
Finished products	137	118
Other	29	26

Total	804	768
Less LIFO allowance	26	38

	$778	$730

Note 4 — Contingencies

Tobacco Litigation

Overview

      Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

indemnitees. During the third quarter of 2002, 46 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 102 cases were dismissed or otherwise resolved without trial in their favor. On September 30, 2002, there were 1,621 active cases pending, including approximately 1,189 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,658 on September 30, 2001, and 1,649 on September 30, 2000. As of October 14, 2002, 1,619 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,609 in the United States; 7 in Puerto Rico; 2 in Israel; and 1 in Canada. The U.S. case number does not include the 2,801 Broin II cases involving exposure to environmental tobacco smoke, referred to as ETS, pending as of October 14, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 34 states and the District of Columbia: 1,189 in West Virginia; 88 in Florida; 63 in New York; 61 in California; 34 in Mississippi; 26 in Louisiana; 15 in Maryland; 14 in Alabama; 13 in each of Iowa and Nevada; 11 in Missouri; 9 in Massachusetts; 8 in each of the District of Columbia and New Jersey; 7 in Texas; 6 in each of Georgia and Illinois; 4 in each of Arizona, Minnesota, Ohio and Tennessee; 3 in each of Connecticut, New Hampshire and Pennsylvania; 2 in each of North Dakota and South Dakota; and 1 in each of Arkansas, Kansas, Maine, Michigan, North Carolina, New Mexico, Oregon, Utah and Wisconsin. Of the 1,609 active U.S. cases, 117 are pending in federal court, 1,489 in state court and 3 in tribal court.

      The U.S. tobacco-related cases can be divided into the following categories:

Case Type	Number of Cases

Individual	1,468
Flight Attendant-ETS (Broin II)	2,801
Class Action	34
Health-Care Cost Recovery	42
Master Settlement Agreement-Related	8
Asbestos Contribution	8
Antitrust	37
Other Litigation	12

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. See “— Class Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers, and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1,429 million and $1,247 million during the nine months ended September 30, 2002 and 2001, respectively, and $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates these payments will be $2.4 billion in 2002 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases” below for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

Theories of Recovery

      The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. In certain of these cases, plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos. Plaintiffs seek various forms of relief, including compensatory and punitive damages (often in amounts ranging into the hundreds of millions or even billions of dollars), treble/multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief.

Defenses

      The defenses raised by RJR Tobacco and/or its affiliates, including RJR, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named.

Scheduled Trials

      Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for possibly billions of dollars, coming to trial during the remainder of 2002 and 2003. The following chart reflects the trial schedule through June 30, 2003, as of October 14, 2002.

Trial Date	Case Name	Case Type	Jurisdiction

October 16, 2002	Lucier v. Philip Morris, Inc.	Individual	Superior Court, Sacramento County (Sacramento, CA)
November 4, 2002	British Columbia v. Imperial Tobacco Canada, Ltd.	Health-Care Cost Recovery	Supreme Court of British Columbia (Vancouver, B.C.)
November 18, 2002	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
November 11, 2002	Leon v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
November 12, 2002	Brown v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
December 2, 2002	Conley v. RJR Tobacco Co.	Individual	U.S. District Court, Northern District (Oakland, CA)
January 6, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
January 6, 2003	Nelson v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
January 13, 2003	Inzerilla v. American Tobacco Co.	Individual	Supreme Court, Queens County (Jamaica, NY)
January 21, 2003	Pittman v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

January 22, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
January 27, 2003	Levine v. RJR Tobacco Co.	Individual	Circuit Court, Palm Beach County (West Palm Beach, FL)
February 3, 2003	Allen v. RJR Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
February 3, 2003	Humbles v. RJR Tobacco Co.	Individual	U.S. District Court, Eastern District (New Orleans, LA)
February 3, 2003	Spencer v. Philip Morris, Inc.	Individual	Circuit Court, Osceola County (Kissimmee, FL)
February 3, 2003	Seal v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
February 17, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
February 17, 2003	Swaty v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
March 3, 2003	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
March 3, 2003	Lane v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
March 17, 2003	Major v. Raybestos-Manhattan, Inc.	Individual	Superior Court Los Angeles County (Los Angeles, CA)
March 17, 2003	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 1, 2003	Clark v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 1, 2003	Brown v. Philip Morris, Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
April 21, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
May 1, 2003	Johnson v. Philip Morris, Inc.	Individual	District Court, Washoe County (Reno, NV)
May 5, 2003	DeLuca v. Liggett & Myers, Inc.	Individual	U.S. District Court, Northern District (Chicago, IL)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
June 6, 2003	In Re Tobacco Litigation- Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Hall v. RJR Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
June 23, 2003	Leopard v. RJR Tobacco Co.	Individual	U.S. District Court, Eastern District (Little Rock, AR)
June 30, 2003	Brumfield v. Philip Morris, Inc.	Individual	U.S. District Court, Northern District (Oakland, CA)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Results

      Since January 1, 1999, 21 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried to jury verdicts. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 13 of the 21 cases. Of these 13 cases, three were tried in Florida, two in each of Mississippi and New York, and one in each of Louisiana, New Jersey, Ohio, South Carolina, Tennessee, and West Virginia. Plaintiffs in the Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. In May 2002, a mistrial was declared in a case brought by a flight attendant in a Broin II case claiming personal injuries allegedly caused by ETS, and the case subsequently was dismissed. The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California. See “— MSA-Related Litigation” and “— Other Litigation and Developments” below for further information on these cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument scheduled for November 6, 2002
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages; $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002 and entered judgement in RJR Tobacco’s favor

      Additionally, since January 1, 1999, jury verdicts have been returned in 15 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in nine cases, three of which were tried in Tennessee and one in each of Connecticut, Florida, Missouri, Ohio, Rhode Island and Texas. Plaintiff’s appeal is pending in the Ohio case. Jury verdicts in favor of plaintiffs were returned in six cases, three of which were tried in California, two in Oregon and one in Florida. Defendants’ appeals or post-trial motions are pending in these cases.

      Finally, the California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the 10-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Broin II Cases

      As of October 14, 2002, approximately 2,801 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to second-hand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below, each individual flight attendant will be required to prove that he or she has a disease caused by exposure to secondhand smoke in airplane cabins. Under the terms of the settlement, punitive damages are not available in these cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs’ favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco, along with the other defendants, appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal. On January 23, 2002, the defendants asked the Florida Supreme Court to review the order. That request remains pending.

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

      Jury selection began in state court in Florida on May 20, 2002 in Queipo v. Philip Morris. After the plaintiff fainted once during opening statements, and again during cross-examination, the court declared a mistrial. The plaintiff voluntarily dismissed the action on June 3, 2002.

      In French v. Philip Morris, a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants are now appealing.

      In Janoff v. Philip Morris, a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff asked the court to order a new trial. That motion remains pending.

      Most recently, in Tucker v. Philip Morris, a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. Plaintiffs are expected to file post-verdict motions to set aside the verdict and, if those motions are unsuccessful, to appeal.

Class-Action Suits

      In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Illinois, Indiana, Louisiana, Missouri, Nevada, New York, Ohio, Oregon, Tennessee, Texas, Utah and West Virginia.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Three such suits are pending against RJR Tobacco and RJR in Florida, Illinois and Missouri. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. However, a state court in Pennsylvania earlier refused to certify one such class action, Oliver v. RJR Tobacco Co. RJR and RJR Tobacco have been served in two additional “lights” class actions in Florida and Missouri. Class certification decisions in those cases remain pending.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Sixteen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoker cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which is pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a mandatory, non-opt-out punitive damages class. Defendants have sought reconsideration by the trial judge and, on October 3, 2002, asked the U.S. Court of Appeals for the Second Circuit to review the certification decision.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. The original jury selection process ended on July 16, 2001. Since that time, the defendants, including RJR Tobacco, have challenged the jury selection process on two separate occasions. Both times, the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process is complete, and opening statements are scheduled for October 29, 2002.

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, claim to have diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of or entitlement to punitive damages.

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. The plaintiff class filed its responsive brief on June 7, 2002; defendants’ reply brief was filed on September 26, 2002. Oral argument before Florida’s Third District Court of Appeal is scheduled for November 6, 2002. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process.

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

      RJR Tobacco has been named as a defendant in seven individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The plaintiffs have agreed to stay execution on the judgment pending the result of the Engle appeal.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. A hearing was scheduled for October 21, 2002, at which the judge is expected to make final his original ruling. The plaintiffs are expected to appeal.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. Trial has been scheduled for April 1, 2003.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled for October 6, 2003. This case currently includes both RJR and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction have been certified against Philip Morris and Brown & Williamson.

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

Governmental Health-Care Cost Recovery Cases

     MSA and Other State Settlement Agreements

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

      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1,429 million and $1,247 million during the nine months ended September 30, 2002 and 2001, respectively, and $2.4 billion, $2.2 billion and $1.6 billion under these agreements in 2001, 2000 and 1999, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Unadjusted Tobacco Industry Settlement Payment Schedule

	1999	2000	2001	2002	2003		2004		2005		2006		2007		2008+

First Four States’ Settlements:
Mississippi Annual Payment	$—	$77	$85	$111		$111		$136		$136		$136		$136		$136
Florida Annual Payment	—	248	275	358		358		440		440		440		440		440
Texas Annual Payment	—	326	363	471		471		580		580		580		580		580
Minnesota Annual Payment	—	115	128	166		166		204		204		204		204		204
Minnesota Initial Payment	221	243	243	243		122		—		—		—		—		—
Most Favored Nations Agmt (MI, FL, TX)	322	1,215	1,215	1,215		609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,400	2,472	2,546	2,623		2,701		—		—
Annual Payments(1)	—	3,940	4,378	5,691		5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)(1)	—	—	—	—		—		—		—		—		—		861
Enforcement Funding	50	—	—	—		—		—		—		—		—		—
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25		25
Additional Foundation Payments(2)	250	300	300	300		300		—		—		—		—		—
Growers’ Trust ($295-2009 and 2010)(3)	380	280	400	500		500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	79	57	57	57		57		—		—		—		—		—

Total	$3,727	$9,298	$10,015	$11,760		$11,111		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,213	$2,359	$2,584
RJR Tobacco’s cash payments	$1,636	$2,247	$2,393
RJR Tobacco’s expected cash payments				$2,400	$	>2,000	$	>2,000	$	>2,000	$	>2,000	$	>2,000	$	>2,000

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume; inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

      The MSA and the other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RJR believes that they may materially adversely affect the results of operations, cash flows or financial position of RJR and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in United States cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other state settlement agreements.

     Department of Justice Case

      On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, federal court Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. Trial is scheduled for September 13, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned.

     Local Government Cases

      Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorney general cases. Four such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appellate court has not yet ruled.

     International Cases

      A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. Most recently, in Venezuela v. Philip Morris Cos., Inc., On October 1, 2002, the Third District Court of Appeal of Florida affirmed the trial court’s dismissal.

      Of the 29 international cases currently pending, 24 are pending in state court and three are pending in federal court. Two cases are pending outside the United States, one in each of Canada and Israel. Six of these cases were transferred to, and remain pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On April 20, 1999, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the U.S. attorneys’ general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed is set for four weeks commencing November 4, 2002.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds: one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

     Union Cases

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

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, brought by 14 union trust funds, Eastern States Health & Welfare Fund v. Philip Morris, Inc. The plaintiffs in this group of cases noticed appeals to the Appellate Division of the Supreme Court of New York. However, the plaintiffs never perfected the appeals which resulted in the appeals being dismissed. On January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review of a decision by the California Court of Appeals to affirm a trial court order dismissing the case with prejudice. On May 31, 2002, in National Asbestos Workers Medical Fund v. Philip Morris, Inc., Judge Weinstein of the United States District Court for the Eastern District of New York granted plaintiff’s motion to dismiss all claims. Most recently, on July 3, 2002, Judge Weinstein denied claim certification in Bergeron v. Philip Morris, Incorporated, and on July 16, 2002, ordered that the case be transferred to Massachusetts or dismissed. On August 7, 2002, the parties stipulated to a voluntary dismissal.

      As of October 14, 2002, only one lawsuit by union trust funds against cigarette manufacturers and others is pending. The fund seeks recovery of payments made by it for medical expenses of its participant union members and their dependents allegedly injured by cigarettes.

     Insurance Companies

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

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds, under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Pursuant to New York law, Empire elected the verdict on the direct claim.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

     Native American Tribes

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

     Hospitals

      On May 30, 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. Defendants’ motion to dismiss was granted on December 14, 2001. On January 17, 2002, plaintiffs appealed to the Appellate Division of New York’s Supreme Court. No ruling has been issued.

MSA-Related Litigation

      Certain litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has arisen. These challenges have not been successful.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand name sponsorships violates a provision of the MSA governing the times during which such signs may be posted. Courts in Arizona, on November 16, 2001, and California, on November 27, 2001, ruled against RJR Tobacco. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. Appeals of all of these decisions are pending. The Washington matter was rendered moot and was dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand name merchandise. On April 25, 2002, the Ohio court ruled in favor of RJR Tobacco. Ohio’s appeal of the decision is pending.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, directly or indirectly, “to target” youth. In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted . .. . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco believes the judge’s decision to be erroneous as a matter of fact and law and is appealing the ruling.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Asbestos Contribution Cases

      Eight lawsuits are pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. A similar case, H. K. Porter Co., Inc. v. American Tobacco Co., is pending in the United States District Court for the Eastern District of New York before Judge Weinstein. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Thirty cases are pending in state court, and nine cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multidistrict Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. Plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit on July 19, 2002. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, and New York. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001. New Mexico and North Dakota courts denied defendants’ motions to dismiss on July 8, 2002 and June 25, 2002, respectively.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. On September 16, 2002, RJR Tobacco filed a motion for summary judgment on Cigarettes Cheaper!’s counterclaim. No trial date is set.

      On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add leaf-buying companies as defendants. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. Trial is scheduled for March 1, 2004.

Other Litigation and Developments

      RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to
JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . .. . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. On October 8, 2002, the U.S. Solicitor General filed an amicus brief arguing that the Second Circuit Court of Appeals made the correct decision. Although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

      Similar lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states: Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain; as well as by Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible for damages caused by cigarette smugglers under common law and under the federal RICO statute. Each of these actions seeks compensatory, punitive and treble damages. On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit has scheduled oral argument for December 10, 2002.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. Seven additional cases have been filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but has not been served.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002 the judge assessed a civil fine against RJR Tobacco of $14.8 million. RJR Tobacco is appealing.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nistrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court has consolidated the two cases, and discovery is ongoing.

      Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco, or its affiliates, including RJR, or indemnitees. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. It is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have a materially adverse effect on either or both of these

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

entities. RJR Tobacco and RJR each believe that they have a number of valid defenses to any of those actions and intend to defend those actions vigorously.

      RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in the consolidated financial statements. However, at such time any material loss becomes probable and the amount of which can be reasonably estimated, it will be recorded.

Other Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the Untied States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., referred to as RN Holdings, to spin off RJR, thereby separating its tobacco business and its food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — RN Holdings and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation which was purportedly lost as a result of the liquidation of the RN Holdings and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      On February 21, 2002, Del Monte Corporation was served with complaints filed in Nicaragua, referred to as the Nicaraguan Complaints, asserting claims on behalf of agricultural workers allegedly harmed or injured by exposure to certain chemicals used in banana plantations in Nicaragua. Del Monte Corporation has requested that RJR acknowledge its obligation to indemnify Del Monte Corporation in connection with such claims. RJR has provided notice of such claims and a request for indemnification to the buyers of the Del Monte fresh fruit business. In response to the notice and request of RJR, Del Monte Fresh Produce Company accepted the tender of the claims and agreed to provide a defense to Del Monte Corporation. Del Monte Corporation has agreed to withdraw its tender of such claims to RJR, without waiving its right to again tender the claims to RJR should Del Monte Fresh Produce Company withdraw its agreement to defend and indemnify Del Monte Corporation.

      On June 13, 2002, counsel for plaintiffs in the Nicaraguan Complaints acknowledged that attempted service of process of all such cases on Del Monte Corporation, doing business as Del Monte Foods Company, referred to as Del Monte, was improper. Further, on June 13, 2002, the parties filed a written stipulation that Del Monte’s motion to quash the attempted service of the Nicaraguan Complaints should be granted and that any future service on Del Monte of any other similar cases alleging the same material facts and naming the same defendants also should be deemed to be quashed. Pursuant to the parties’ stipulation, the U. S. District Court for the Northern District of California signed an order on June 13, 2002, granting Del Monte’s motion to quash the attempted service of the Nicaraguan Complaints.

      RJR Tobacco was notified by the EPA on June 11, 2000 of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involve an aggregate exposure presently estimated to be approximately $5.1 million. Apportionment among the PRPs has not been completed, but RJR believes that its apportionment will be immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed and extended a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is being gathered from other potentially responsible parties notified by the EPA and an environmental consultant working on behalf of the PRP group, which includes RJR Tobacco.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have a materially adverse effect on either or both of RJR and RJR Tobacco.

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

      As long as RJR’s debt remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the swaps results in a liability position which exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any unfavorable fair value, which results in a liability position, of the interest rate swaps will result in full collateralization. In addition, if RJR, RJR Tobacco and RJR Acquisition Corp. are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5 — Long-Term Debt and Financial Instruments

Long-Term Debt

      RJR filed a shelf registration statement, effective December 22, 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective April 19, 2001, superseding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, on May 20, 2002, RJR completed the sale of $300 million of 6.5% notes due June 1, 2007, and $450 million of 7.25% notes due June 1, 2012. The proceeds from the sale of these notes are intended to be used to repay RJR’s 7.375% notes due May 15, 2003, in the principal amount of $550 million. The remainder of the proceeds is intended to be used for the repayment of other public notes due through 2004.

      These notes are unsecured obligations of RJR and are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries. RJR was in compliance with all covenants and restrictions imposed by its indebtedness at September 30, 2002.

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

      During the first and second quarters of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As of September 30, 2002, the average interest rate on RJR’s $2.5 billion long-term debt was 5.67%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. These interest rate swap agreements are guaranteed by RJR Tobacco and RJR Acquisition Corp. As of September 30, 2002, these fair value hedges were perfectly effective, resulting in no net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to September 30, 2002, was $117 million, included in other assets and deferred charges, and is equal to the increase in the fair value of long-term debt.

      As long as RJR’s debt remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the swaps results in a liability position which exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any unfavorable fair value, which results in a liability position, of the interest rate swaps will result in full collateralization. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

Foreign Currency Arrangements

      During the first quarter of 2002, RJR Tobacco settled a forward currency exchange contract to purchase 7.0 million euros, which hedged an unrecognized firm commitment for the purchase of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

equipment. The insignificant effective unrealized gain is included in accumulated other comprehensive income and will be recognized as the underlying equipment cost is generally recognized in earnings over its depreciable life. The ineffective portion of the hedge was insignificant and was recorded as a foreign exchange gain in other expense.

      At September 30, 2002, RJR Tobacco held forward currency exchange contracts as hedges of unrecognized firm commitments for the purchase of equipment, for a net purchase of 9.1 million euros, with maturities that average less than 12 months. As of September 30, 2002, the $1 million net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other expense during the quarter ended September 30, 2002.

Note 6 — Stockholders’ Equity

      Changes in stockholders’ equity for the nine months ended September 30, 2002 were:

				Accumulated
				Other
				Comprehensive	Unamortized		Total
	Common	Paid-in	Retained	Income	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Earnings	(Loss)	Stock	Stock	Equity	Income

Balance at December 31, 2001	$1	$7,371	$1,593	$(121)	$(42)	$(776)	$8,026
Net income	—	—	15	—	—	—	15	$15
Other	—	—	—	1	—	—	1	1

Total comprehensive income								$16

Dividends	—	—	(250)	—	—	—	(250)
Stock options exercised	—	39	—	—	—	—	39
Tax benefit on stock options exercised	—	12	—	—	—	—	12
Restricted stock awarded	—	(30)	—	—	16	14	—
Restricted stock amortization	—	—	—	—	(5)	—	(5)
Restricted stock forfeited	—	4	—	—	9	(13)	—
Common stock repurchased	—	—	—	—	—	(398)	(398)

Balance at September 30, 2002	$1	$7,396	$1,358	$(120)	$(22)	$(1,173)	$7,440

      During the nine months ended September 30, 2002, certain employees and former employees exercised stock options that provided for the issuance of 1,331,165 shares of common stock.

      Total comprehensive income for the three months ended September 30, 2002 and 2001 was $139 million and $119 million, respectively. Total comprehensive income for the nine months ended September 30, 2001 was $346 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning RJR Tobacco and RJR Acquisition Corp. because such information is not believed to be material to holders of the $2.0 billion guaranteed unsecured notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because these guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include the accounts and activities of: RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended September 30, 2002
Net sales	$—	$1,552	$44	$(11)	$1,585
Cost of products sold	—	986	10	(11)	985
Selling, general and administrative expenses	4	434	(90)	—	348
Interest and debt expense	36	2	—	—	38
Interest income	(4)	(12)	—	—	(16)
Intercompany interest (income) expense	(4)	37	(33)	—	—
Intercompany dividends	(277)	(50)	—	327	—
Other expense, net	2	1	(1)	—	2

Income before income taxes	243	154	158	(327)	228
Provision for (benefit from) income taxes	(36)	44	81	—	89
Equity income from subsidiaries	188	71	10	(269)	—

Net income	$467	$181	$87	$(596)	$139

For the Three Months Ended September 30, 2001
Net sales	$—	$1,628	$11	$(11)	$1,628
Cost of products sold	—	926	1	(11)	916
Selling, general and administrative expenses	12	438	(95)	—	355
Amortization of trademarks and goodwill	—	65	26	—	91
Interest and debt expense	34	3	—	—	37
Interest income	—	(31)	(1)	—	(32)
Intercompany interest (income) expense	(2)	62	(60)	—	—
Intercompany dividends	(183)	(100)	—	283	—
Other expense, net	3	—	—	—	3

Income from continuing operations before income taxes	136	265	140	(283)	258
Provision for (benefit from) income taxes	(21)	102	49	—	130
Equity income from subsidiaries	245	82	—	(327)	—

Income from continuing operations	402	245	91	(610)	128
Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$402	$245	$82	$(610)	$119

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2002
Net sales	$—	$4,720	$120	$(35)	$4,805
Cost of products sold	—	2,851	27	(35)	2,843
Selling, general and administrative expenses	21	1,270	(250)	—	1,041
Interest and debt expense	102	8	—	—	110
Interest income	(7)	(36)	(1)	—	(44)
Intercompany interest (income) expense	(16)	121	(105)	—	—
Intercompany dividends	(1,034)	(327)	—	1,361	—
Other expense, net	7	1	(1)	—	7

Income before income taxes	927	832	450	(1,361)	848
Provision for (benefit from) income taxes	(60)	205	186	—	331
Equity income (loss) from subsidiaries	390	(296)	10	(104)	—

Income before cumulative effect of accounting change	1,377	331	274	(1,465)	517
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$1,377	$368	$(265)	$(1,465)	$15

For the Nine Months Ended September 30, 2001
Net sales	$—	$4,788	$36	$(36)	$4,788
Cost of products sold	—	2,762	3	(36)	2,729
Selling, general and administrative expenses	36	1,276	(255)	—	1,057
Amortization of trademarks and goodwill	—	195	77	—	272
Interest and debt expense	104	9	—	—	113
Interest income	(2)	(105)	(3)	—	(110)
Intercompany interest (income) expense	(7)	224	(217)	—	—
Intercompany dividends	(964)	(302)	—	1,266	—
Other expense, net	11	—	—	—	11

Income from continuing operations before income taxes	822	729	431	(1,266)	716
Provision for (benefit from) income taxes	(50)	259	152	—	361
Equity income from subsidiaries	740	270	—	(1,010)	—

Income from continuing operations	1,612	740	279	(2,276)	355
Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$1,612	$740	$270	$(2,276)	$346

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2002
Cash flows from (used in) operating activities	$1,244	$1,350	$(134)	$(1,361)	$1,099

Cash flows from (used in) investing activities:
Purchases of short-term investments	(501)	(3)	—	—	(504)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Capital expenditures	—	(59)	(7)	—	(66)
Other, net	—	17	—	—	17
Intercompany notes receivable	(199)	12	158	29	—

Net cash flows from (used in) investing activities	(1,039)	(33)	151	29	(892)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—	—	—	745
Dividends paid on common stock	(250)	(1,034)	(327)	1,361	(250)
Repurchase of common stock	(398)	—	—	—	(398)
Proceeds from exercise of stock options	38	—	—	—	38
Intercompany notes payable	15	(308)	322	(29)	—

Net cash flows from (used in) financing activities	150	(1,342)	(5)	1,332	135

Net change in cash and cash equivalents	355	(25)	12	—	342
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$540	$1,709	$113	$—	$2,362

For the Nine Months Ended September 30, 2001
Cash flows from operating activities	$623	$1,305	$262	$(909)	$1,281

Cash flows from (used in) investing activities:
Purchase of short-term investments	—	(205)	—	—	(205)
Capital expenditures	—	(36)	—	—	(36)
Other, net	—	(12)	—	—	(12)
Intercompany notes receivable	3	(10)	36	(29)	—

Net cash flows from (used in) investing activities	3	(263)	36	(29)	(253)

Cash flows from (used in) financing activities:
Repurchase of common stock	(369)	—	—	—	(369)
Dividends paid on common stock	(235)	(607)	(302)	909	(235)
Repayments of long-term debt	(73)	—	—	—	(73)
Proceeds from exercise of stock options	43	—	—	—	43
Intercompany notes payable	11	(40)	—	29	—

Net cash flows used in financing activities	(623)	(647)	(302)	938	(634)

Net change in cash and cash equivalents	3	395	(4)	—	394
Cash and cash equivalents at beginning of period	14	2,424	105	—	2,543

Cash and cash equivalents at end of period	$17	$2,819	$101	$—	$2,937

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

September 30, 2002
Assets
Cash and cash equivalents	$540	$1,709	$113	$—	$2,362
Short-term investments	501	210	—	—	711
Other current assets	42	1,632	147	(239)	1,582
Trademarks, net	—	—	2,099	—	2,099
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	345	2	3,664	(4,011)	—
Investment in subsidiaries	9,285	5,143	9	(14,437)	—
Other noncurrent assets	187	1,440	30	(28)	1,629

	$10,900	$17,011	$6,277	$(18,715)	$15,473

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,993	$5	$—	$1,998
Other current liabilities	1,265	880	38	(239)	1,944
Intercompany notes payable	84	3,597	330	(4,011)	—
Long-term debt (less current maturities)	1,754	—	—	—	1,754
Other noncurrent liabilities	357	1,262	746	(28)	2,337
Stockholders’ equity	7,440	9,279	5,158	(14,437)	7,440

	$10,900	$17,011	$6,277	$(18,715)	$15,473

December 31, 2001
Assets
Cash and cash equivalents	$185	$1,734	$101	$—	$2,020
Short-term investments	—	207	—	—	207
Other current assets	95	1,983	37	(486)	1,629
Trademarks, net	—	—	2,773	—	2,773
Goodwill, net	—	6,875	—	—	6,875
Intercompany notes receivable	146	14	3,822	(3,982)	—
Investment in subsidiaries	10,585	5,772	—	(16,357)	—
Other noncurrent assets	65	1,497	16	(32)	1,546

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520
Other current liabilities	664	1,080	14	(486)	1,272
Intercompany notes payable	69	3,905	8	(3,982)	—
Long-term debt (less current maturities)	1,534	97	—	—	1,631
Other noncurrent liabilities	783	876	974	(32)	2,601
Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

	$11,076	$18,082	$6,749	$(20,857)	$15,050

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

Business Trends and Initiatives

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to decline over time. Short-term changes in demand for RJR Tobacco’s products may result from trade inventory adjustments, if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels.

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display and promotion and price. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or to introduce a new brand. Established cigarette brands generally have had a competitive advantage in the United States because significant cigarette marketing restrictions make gaining consumer awareness and trial of new brands difficult.

      RJR’s operating subsidiaries are committed to providing unique products and increased value to adult smokers. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty and attract adult smokers of competing brands, primarily in an effort to stabilize, then grow share of market on RJR Tobacco’s four key brands. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build each brand’s equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful. RJR Tobacco continues to enhance its retail strategy during 2002, gaining increased promotional coverage and broader retail presence.

      Increased selling prices and higher cigarette excise taxes have resulted in increased competitive discounting and the proliferation of deep-discount brands. The deep-discount price-tier is represented by manufacturers whose cost structures are less impacted by the MSA and the other state settlement agreements than the original participating manufacturers, including RJR Tobacco. As non-original participating manufacturers in the MSA, new or deep-discount brands benefit from price advantages. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a defensive retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure.

      Starting in mid-July 2002, RJR Tobacco’s largest competitor has on two occasions announced a significant increase in promotional spending. This increase, together with the continued growth of the deep-discount price-tier of the market and the impact of higher state excise taxes, have resulted in an adverse business environment. To maintain a competitive price, RJR Tobacco has increased its promotional spending in the second half of 2002. The increased promotional costs may continue into the foreseeable future. Management cannot predict the adverse impact, if any, that these circumstances may have on RJR’s results of operations or financial condition, including the fair value of RJR’s goodwill or RJR Tobacco’s trademarks.

      RJR is in the process of a comprehensive review of all resources in an effort to maximize their effectiveness and gain efficiencies. Management expects that these initiatives will result in a charge during the fourth quarter of 2002. A reasonable estimate of the costs and expected operating savings resulting from any initiatives cannot be determined at this time.

      RJR’s pension assets have been negatively impacted by current market conditions and declining interest rates. If these conditions do not improve by year end, RJR will incur additional pension expense in 2003, which will have an adverse impact on RJR’s results of operations and financial condition.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

      RJR and RJR Tobacco disclose information related to tobacco-related litigation for which they are unable to predict the outcome or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. However, at such time any material loss becomes probable and the amount of which can be reasonably estimated, it will be recorded.

      On January 1, 2002, RJR adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $91 million and $272 million during the three and nine months ended September 30, 2001, respectively. As of January 1, 2002, RJR Tobacco’s trademarks and goodwill are no longer amortized.

      The criteria provided in SFAS No. 142 require the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition.

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

      Other intangible assets as of January 1, 2002 consisted of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. Although the aggregate fair value of RJR Tobacco’s trademarks exceeded the aggregate carrying value, the trademarks of WINSTON, VANTAGE, SALEM, NOW and MORE each had a fair value less than its carrying value. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. RJR will test the carrying value of its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” as codified by EITF No. 01-9, requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For the nine months ended September 30, 2001, $1.7 billion was reclassified from selling, general and administrative expenses to a reduction of net sales. The adoption of EITF No. 00-25, as codified by EITF No. 01-9, did not impact RJR’s consolidated financial position, operating income or net income.

Results of Operations

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$1,585	$1,628	$4,805	$4,788
Cost of products sold*	985	916	2,843	2,729
Selling, general and administrative expenses	348	355	1,041	1,057

	$252	$357	$921	$1,002

*	$655 million and $666 million of ongoing settlement expense was recorded in cost of products sold for the three months ended September 30, 2002 and 2001, respectively, and $1.9 billion and $2.0 billion was recorded during the nine months ended September 30, 2002 and 2001, respectively.

      Net sales were $1.6 billion for the three months, and $4.8 billion for the nine months ended September 30, 2002. Both the quarter and year-to-date periods remained relatively level with the prior year due primarily to favorable pricing, as a result of price increases in 2001 and 2002, offset by increases in retail discounting. For the three-month period, favorable pricing of $115 million was more than offset by the increased retail discounting in response to the competitive promotions and a slight shift in the mix of full-price and savings-brand categories. Year-to-date results were due to favorable pricing of $386 million, offset by higher retail discounting.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

	2002	2001	% Change	2002	2001	% Change

RJR Tobacco key brands:
Camel ex. Regular	5.9	5.6	5.9%	16.9	15.8	6.7%
Winston Base	4.8	4.8	0.7%	13.9	14.3	-3.1%
Salem	2.3	2.7	-12.5%	7.3	8.2	-10.1%
Doral	6.2	6.0	2.5%	18.8	18.2	3.5%
RJR Tobacco total full-price	14.6	14.8	-1.7%	42.7	43.6	-2.1%
RJR Tobacco total savings	9.0	8.7	5.0%	26.7	25.5	5.2%
RJR total domestic *	23.9	23.5	2.0%	70.2	69.1	1.7%

Industry:
Full-price	73.5	77.2	-4.9%	219.7	228.9	-4.0%
Savings	28.0	27.5	1.7%	81.3	79.9	1.8%

Industry total domestic	101.5	104.7	-3.1%	301.0	308.8	-2.5%

*	Includes Santa Fe’s domestic volume; excludes Puerto Rico and certain other U.S. territories’ volume.

      The overall 2.0% increase from the prior-year quarter was due to the inclusion of Santa Fe’s volume, one additional trading day in the current-year quarter, and a modest reduction in trading inventories in the prior-year quarter. These factors were partially offset by a decline in RJR Tobacco’s consumption volume. The year-to-date increase of 1.7% reflects the inclusion of Santa Fe’s volume and an increase in trade inventories of RJR Tobacco’s products, partially offset by a decline in RJR Tobacco’s consumption volume. This decline in consumption, which represents retail sales to consumers, is expected to continue through 2002.

      Shipments categorized in the full-priced tier represented 61.7% and 63.3% of RJR Tobacco’s total shipments for the quarter ended September 30, 2002 and 2001, respectively. RJR Tobacco’s full-price shipments decreased to 61.5% of total shipments for the nine months ended September 30, 2002 from

63.2% during the first nine months of 2001, reflecting the strength of RJR Tobacco’s savings brands. Industry full-price shipments were 72.4% and 73.7% of total shipments for the quarter ended September 30, 2002 and 2001, respectively, and were 73.0% and 74.1% in the nine months ended September 30, 2002 and 2001, respectively.

      Retail market share for RJR Tobacco, according to data from Information Resources Inc./ Capstone, averaged 23.21% for the quarter ended September 30, 2002, a decrease of 0.17 share points when compared with the quarter ended September 30, 2001. Compared with the second quarter of 2002, RJR Tobacco’s retail share of market increased 0.35 share points.

      CAMEL’s retail market share, excluding the non-filtered style, grew to 5.76% in the third quarter of 2002, compared with 5.63% in the second quarter of 2002 and 5.54% in the third quarter of 2001. The CAMEL Turkish family of brand styles, including Turkish Gold and Turkish Jade, contributed to that growth. In July 2002, a new style, Turkish Royal, was introduced and initial results have been encouraging.

      Base WINSTON’s retail market share averaged 4.53% in the third quarter of 2002, compared with 4.58% in the second quarter of 2002 and 4.96% in the third quarter of 2001. These declines are due to increased competitive pricing and promotional pressure. Earlier this year, WINSTON launched the Evo Flask styles, which combine a premium blend and an innovative, curved package. The level of consumer awareness achieved on Evo has been disappointing. As a result, WINSTON is currently expanding the retail distribution of these styles and increasing marketing support.

      SALEM’s retail market share averaged 2.37% in the third quarter of 2002, compared with 2.45% in the second quarter of 2002 and 2.67% in the third quarter of 2001. Marketing support for SALEM has been reduced while the brand evaluates opportunities to strengthen its positioning and performance.

      The retail market share of DORAL, the nation’s best-selling brand in the savings-price tier, was 6.01% in the third quarter of 2002, compared with 5.85% in the second quarter of 2002 and 5.82% in the third quarter of 2001. DORAL’s growth reflects increased promotional support and the impact of a comprehensive upgrade earlier this year, which featured new tobacco blends on key styles, modernized packaging and new advertising.

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

      Cost of products sold was $985 million and $2.8 billion for the three and nine months ended September 30, 2002. Third quarter costs increased 7.5% and year-to-date 2002 costs increased 4.2% over the prior comparable period, primarily due to increased costs of promotional products, and to a lesser extent, increased raw material costs.

      Selling, general and administrative expenses of $348 million for the third quarter of 2002 decreased $7 million from the comparable prior-year quarter and, at $1.0 billion, were $16 million less than the prior year-to-date period. These decreases were primarily due to lower expense related to variable stock-based benefit plans, partially offset by higher legal expense.

      Amortization of trademarks and goodwill decreased $91 million and $272 million for the three and nine months ended September 30, 2002 when compared with the prior-year periods, reflecting the January 1, 2002 adoption of SFAS No. 142.

      Interest and debt expense of $38 million in the third quarter of 2002 increased $1 million from the third quarter of 2001. Year-to-date expense of $110 million was $3 million lower than the comparable period in 2001. The year-to-date reduction in expense was due to a lower average debt balance prior to the issuance of $750 million of notes on May 20, 2002, combined with the reduction in interest expense generated by interest rate swaps acquired in the first and second quarters, partially offset by the increased average debt balance subsequent to the May 20, 2002 issuance of the $750 million of notes.

      Interest income decreased $16 million from the prior-year quarter and $66 million from the prior-year nine-month period, primarily reflecting lower interest rates.

      Provision for income taxes was $89 million, or an effective rate of 39%, in the third quarter of 2002 compared with $130 million, or an effective rate of 50.4%, recorded in the third quarter of 2001. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of state taxes and certain nondeductible items, including goodwill amortization in 2001.

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

Cash Flows

      Net cash flows from operating activities were $1.1 billion in the first nine months of 2002 and $1.3 billion in the comparable 2001 period. This change primarily reflects decreased operating income and interest income in 2002.

      Net cash flows used in investing activities were $892 million in the first nine months of 2002 compared with $253 million in the prior-year period. This change primarily reflects the investments in short-term securities, utilizing note proceeds from the May 20, 2002 note issuance, an increase in capital expenditures, and the cash payment for the acquisition of Santa Fe, net of cash acquired.

      Cash flows from financing activities were $135 million for the first nine months of 2002 compared with a use of cash of $634 million for the comparable nine-month period in 2001. The increase in funds received was primarily due to the May 20, 2002 issuance of $750 million of public notes.

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

      The following table summarizes stock repurchases from November 1999 through October 14, 2002. These repurchases have been made under three programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. The objective of the current program, authorized February 6, 2002, is to repurchase shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $1.0 billion, to enhance stockholder value. Although RJR expects to complete this program within

24 months from authorization, the timing of repurchases and the number of shares repurchased under this authorization amount will depend upon market conditions. RJR also purchased stock in the third quarter through a program designed to repurchase shares relative to the minimum tax liability concerning certain option exercises under its 1999 Long Term Incentive Plan. Shares held by RJR through repurchase, in addition to shares cancelled pursuant to employee stock plans, are included in treasury stock in RJR’s condensed consolidated balance sheets.

Current Year Repurchases	Shares	Cost

First quarter	2,100,000	$127
Second quarter	2,015,000	135
Third quarter	2,543,446	136

Total as of September 30, 2002	6,658,446	398
October 1 through October 14, 2002	640,000	26

Total as of October 14, 2002	7,298,446	$424

Cumulative — by Program	Period Completed	Shares	Cost

Programs completed in prior years	November 1999 through July 2001	16,343,239	$575
$300 million approved July 18, 2001	First quarter 2002	5,227,500	300
$1 billion approved February 6, 2002	Ongoing — $677 million remaining	5,588,100	323
1999 LTIP minimum tax withholding	Ongoing	110,346	6

Total as of October 14, 2002		27,269,185	$1,204

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, the committed amount will remain at $622 million until May 2003, at which time the committed amount will be reduced to $531 million through November 2004. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under the revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR’s guaranteed unsecured notes, including the notes issued in May 2002, are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies, RJR, RJR Tobacco and RJR Acquisition Corp. will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At September 30, 2002, RJR and RJR Tobacco had $17 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2002.

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

      RJR filed a shelf registration statement, effective December 22, 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective April 19, 2001, superseding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, on May 20, 2002, RJR completed the sale of $300 million of 6.5% notes due June 1, 2007, and $450 million of 7.25% notes due June 1, 2012. The proceeds from the sale of these notes are intended to be used to repay RJR’s 7.375% notes due May 15, 2003, in the principal amount of $550 million. The remainder of the proceeds is intended to be used for the repayment of other public notes due through 2004.

      The $2.0 billion guaranteed unsecured notes described above are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at September 30, 2002.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, with a mandatory redemption date of September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in the accompanying condensed consolidated balance sheets in prepaid excise taxes and other as of September 30, 2002 and in other assets and deferred charges as of December 31, 2001. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      As of September 30, 2002, RJR also had $330 million of public notes outstanding, at fixed interest rates of 7.625% through 9.25%, due in 2002 through 2013.

Dividends

      On August 29, 2002, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was paid on October 1, 2002, to stockholders of record as of September 10, 2002. On an annualized basis the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $66 million and $36 million for the nine months ended September 30, 2002 and 2001, respectively. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $115 million to $125 million for capital expenditures during 2002, funded primarily by cash flows from operations. This increase over recent years is primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of September 30, 2002.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. For further discussion of litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity,” “Legal Proceedings” in Part II — Other

Information, Item 1 and note 4 to the condensed consolidated financial statements. RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of various pending or future litigation matters. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in its condensed consolidated financial statements. However, at such time any material loss becomes probable and the amount of which can be reasonably estimated, it will be recorded.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 4 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1,429 million and $1,247 million during the nine months ended September 30, 2002 and 2001, respectively, and $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates total payments will be $2.4 billion in 2002 and will approximate $2.0 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. RJR Tobacco cannot predict: (1) the impact on its business, competitive position or results of operations due to the MSA and the other existing settlement agreements, (2) the business activity restrictions to which it is subject under these agreements or (3) the price increases that it may be required to make as a result of these agreements.

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

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.025 per pack in Virginia to $1.51 per pack in Massachusetts. From January 1 through October 31, 2002, 19 states and New York City approved an increase in their excise taxes, raising the weighted average state cigarette excise tax per pack from $0.42 in 2001 to $0.62.

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

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. The legislation directs OFPC to issue final regulations by January 1, 2003. No proposed regulations have yet been issued. Not later than six months from the issuance of the standards, all cigarettes offered for sale in New York State will be required to be manufactured to those standards. RJR Tobacco is unable to predict what design or manufacturing changes will be necessary for cigarettes manufactured for sale in New York until the standards are published. Similar legislation is being considered by other state legislatures.

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

      Eighteen states have passed and various states are considering legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments under the MSA. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

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

      As long as RJR’s debt remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps falls below specified threshold amounts. If RJR’s unsecured, unsubordinated debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any unfavorable fair value, which results in a liability position, of the interest rate swaps will result in full collateralization. In addition, if RJR, RJR Tobacco and RJR Acquisition Corp. are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

Acquisition and Joint Venture

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying condensed consolidated statements of income since January 16, 2002. Although the operations of Santa Fe meet the criteria to be an operating segment, the financial condition and results of operations of Santa Fe do not meet the criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

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

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, many of which are beyond the control of RJR, that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers, including increased promotional activities and the growth of the deep-discount category; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash; and the ratings of RJR’s securities. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR Tobacco has exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment and net investments in foreign operations denominated in euros and Great British pounds. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 5 to the condensed consolidated financial statements for further information regarding financial instruments entered into by RJR or its operating subsidiaries.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2002.

Item 4. Controls and Procedures

(a)	RJR’s chief executive officer and chief financial officer have concluded that RJR’s disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b)	There have been no significant changes in RJR’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — Other Information

Item 1. Legal Proceedings

      Tobacco Litigation. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the third quarter of 2002, 46 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 102 cases were dismissed or otherwise resolved without trial in their favor. On September 30, 2002, there were 1,621 active cases pending, including approximately 1,189 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,658 on September 30, 2001, and 1,649 on September 30, 2000. As of October 14, 2002, 1,619 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,609 in the United States; 7 in Puerto Rico; 2 in Israel; and 1 in Canada. The U.S. case number does not include the 2,801 Broin II cases pending as of October 14, 2002, discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 34 states and the District of Columbia: 1,189 in West Virginia; 88 in Florida; 63 in New York; 61 in California; 34 in Mississippi; 26 in Louisiana; 15 in Maryland; 14 in Alabama; 13 in each of Iowa and Nevada; 11 in Missouri; 9 in Massachusetts; 8 in each of the District of Columbia and New Jersey; 7 in Texas; 6 in each of Georgia and Illinois; 4 in each of Arizona, Minnesota, Ohio and Tennessee; 3 in each of Connecticut, New Hampshire and Pennsylvania; 2 in each of North Dakota and South Dakota; and 1 in each of Arkansas, Kansas, Maine, Michigan, North Carolina, New Mexico, Oregon, Utah and Wisconsin. Of the 1,609 active U.S. cases, 117 are pending in federal court, 1,489 in state court and 3 in tribal court.

      The U.S. tobacco-related cases can be divided into the following categories:

Case Type	Number of Cases

Individual	1,468
Flight Attendant-ETS (Broin II)	2,801
Class Action	34
Health-Care Cost Recovery	42
MSA-Related	8
Asbestos Contribution	8
Antitrust	37
Other Litigation	12

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. See “— Class Action Suits” in note 4 to the condensed consolidated financial statements for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each state. The MSA and the other state settlement agreements settled all health-case cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1,429 million and

$1,247 million during the nine months ended September 30, 2002 and 2001, respectively, and $2.4 billion, $2.2 billion and $1.6 billion in 2001, 2000 and 1999, respectively. RJR Tobacco estimates these payments will be $2.4 billion in 2002 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases” in note 4 to the condensed consolidated financial statements for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

      Other Litigation. On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the Untied States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., referred to as RN Holdings, to spin off RJR, thereby separating its tobacco business and its food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — RN Holdings and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation which was purportedly lost as a result of the liquidation of the RN Holdings and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

      For additional information about litigation and legal proceedings, see note 4 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” in Part I — Financial Information.

      Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco, or its affiliates, including RJR, or indemnitees. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, and an MSA enforcement action. It is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have a materially adverse effect on either or both of these entities. RJR Tobacco and RJR each believe that they have a number of valid defenses to any of those actions and intend to defend those actions vigorously.

      RJR believes that, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that its results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters, including bonding and litigation costs. RJR is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss. Accordingly, no liability for tobacco-related litigation is currently recorded in the consolidated financial statements. However, at such time any material loss becomes probable and the amount of which can be reasonably estimated, it will be recorded.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

10.1	Offer of Employment Letter dated June 12, 2002, by R.J. Reynolds Tobacco Holdings, Inc. to Richard H. Bogan, accepted by Mr. Bogan on June 18, 2002.

10.2	Severance Agreement dated July 10, 2002, by and between R.J. Reynolds Tobacco Holdings, Inc. and Kenneth J. Lapiejko.

12.1	Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001 and for the nine months ended September 30, 2002.

99.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      RJR filed a Current Report on Form 8-K, dated August 1, 2002, stating that it had submitted sworn statements from Andrew J. Schindler, chief executive officer, and Richard H. Bogan, chief financial officer, to the SEC, pursuant to Section 21(a) (1) of the Securities Exchange Act of 1934 (Order No. 4-460) issued June 27, 2002.

      RJR filed a Current Report on Form 8-K, dated August 6, 2002, stating that Andrew J. Schindler, chief executive officer, and Richard H. Bogan, chief financial officer, had submitted a certification to the SEC relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. This filing was made pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      RJR filed a Current Report on Form 8-K, dated August 19, 2002, disclosing Amendment No. 1, dated as of August 9, 2002, to the Rights Agreement, dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent.

      RJR filed a Current Report on Form 8-K/ A, dated May 15, 2002, filed September 30, 2002, to include exhibits not previously filed.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and Chief Financial Officer

Date: November 1, 2002

CERTIFICATIONS

I, Andrew J. Schindler, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.J. Reynolds Tobacco Holdings, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President and
Chief Executive Officer

Date: November 1, 2002

I, Richard H. Bogan, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.J. Reynolds Tobacco Holdings, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and
Chief Financial Officer

Date: November 1, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Offer of Employment Letter dated June 12, 2002, by R.J. Reynolds Tobacco Holdings, Inc. to Richard H. Bogan, accepted by Mr. Bogan on June 18, 2002.

10.2	Severance Agreement dated July 10, 2002, by and between R.J. Reynolds Tobacco Holdings, Inc. and Kenneth J. Lapiejko.

12.1	Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2001 and for the nine months ended September 30, 2002.

99.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.