Form 10-K
period 2002-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2003-03-03
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

               (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(336) 741-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Common stock, par value $.01 per share	New York	8 3/4 Notes due August 15, 2005	New York
7 5/8 Notes due September 15, 2003	New York	8 3/4 Notes due July 15, 2007	New York
8 3/4 Senior Notes due April 15, 2004	New York	9 1/4 Debentures due August 15, 2013	New York

Securities registered pursuant to Section 12(b) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☒ NO ☐

     The aggregate market value of common stock held by non-affiliates of R.J. Reynolds Tobacco Holdings, Inc. on June 28, 2002 was approximately $4.8 billion, based on the closing price of $53.75. Certain directors of R.J. Reynolds Tobacco Holdings, Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 4, 2003: 84,849,600 shares of common stock, par value $.01 per share.

Documents Incorporated by Reference:

     Portions of the Definitive Proxy Statement of R.J. Reynolds Tobacco Holdings, Inc. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 19, 2003 are incorporated by reference into Part III of this report.

PART I

Item 1. Business

      R.J. Reynolds Tobacco Holdings, Inc. was incorporated as a holding company in 1970, and is listed on the NYSE as RJR. RJR’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe. RJR also wholly owns RJR Acquisition Corp.

      RJR’s Internet website address is www.RJRHoldings.com. RJR’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. RJR’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

      RJR has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2002. Those brands, and its other brands, including VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

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

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe at a cost of $354 million. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned operating subsidiary of RJR. Santa Fe manufactures and markets cigarettes and other tobacco products, under the NATURAL AMERICAN SPIRIT brand, primarily in the United States. Although Santa Fe is an operating segment of RJR, its financial condition and results of operations do not meet the materiality criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, will initially market its products in France, Spain, the Canary Islands and Italy. RJR’s financial contribution over the next five years is expected to be $75 million to $100 million. As part of the transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand in a unique Slide Box pack, to the joint venture. This investment is accounted for using the equity method.

      RJR believes that the acquisition of NGH and Santa Fe, and the joint venture with Gallaher Group Plc present meaningful opportunities for RJR to build shareholder value. The acquisition of NGH provided $1.5 billion of net cash proceeds to RJR, which has funded RJR’s share repurchase programs and the acquisition of Santa Fe. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands, and the acquisition is expected to enhance RJR’s consolidated earnings. The joint venture provides

RJR an opportunity to compete in the growing international American-blend market, and RJR believes the joint venture will be accretive to RJR’s earnings in three to four years.

Industry Overview

      U.S. cigarette shipments decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000, declined 3.2% in 2001 and declined 3.7%, to 391.4 billion units in 2002. From December 1999 to December 2002, wholesale cigarette prices of the major manufacturers increased $0.64 per pack overall. The average wholesale list price of a pack of RJR Tobacco’s full-price brands was $2.45, $2.64 and $2.76 in 2000, 2001 and 2002, respectively.

Competition

      Profitability of the U.S. cigarette industry and RJR was adversely impacted during 2002, particularly in the second half, by unprecedented increases in state excise taxes, competitive promotional spending and deep-discount brand growth. The premium, or full, price-tier was negatively impacted by widening price gaps between those brands and the deep-discount brands. For further discussion see “— Business Trends and Initiatives” and “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. market with several large participants. Based on data collected by Information Resources Inc./Capstone, during 2002, 2001 and 2000, Philip Morris Incorporated had an overall retail share of the U.S. market of 49.35%, 50.45%, and 50.37%, respectively. During these same years, RJR Tobacco had an overall share of 22.93%, 23.42% and 23.58%, respectively, and the remaining participants held lesser shares.

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display, promotion, price and advertising. Substantial marketing support, merchandising display and competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or to introduce a new brand.

      Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands and competitive discounting. “Deep-discount brands” are brands manufactured by manufacturers that are not original participants in the Master Settlement Agreement, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. The growth in market share of the deep-discount brands has had, and will continue to have, an adverse impact on the market share of the remaining industry participants. For further information regarding the adverse impact of price increases on RJR Tobacco’s sales volume see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.

      Established cigarette brands historically have had a competitive advantage in the United States because significant cigarette marketing restrictions made gaining consumer awareness and trials of new brands difficult. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of competing brands in the United States, but there can be no assurance that such efforts will be successful. See “— Marketing” for further discussion of RJR Tobacco’s marketing efforts.

Strategy

      RJR is focused on strengthening its core businesses to enhance long-term shareholder value. RJR’s companies’ marketplace strategies are to:

•	Strengthen brand equity by offering adult smokers products, packaging and programs that reinforce brand loyalty and encourage adult smokers to switch to their brands; and

•	Defend their brands by maintaining a competitive price.

Marketing

      RJR’s operating subsidiaries are committed to building strong brands. On a combined basis, RJR Tobacco’s four key brands represent over 80% of its volume and share of market. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty and attract adult smokers of competing brands, primarily in an effort to grow share of market on RJR Tobacco’s four key brands. While the key brands’ retail share of market on a combined basis was relatively stable from 1999 through 2001, it declined .48 share points in 2002. RJR Tobacco utilizes a two-fold approach to market its key brands: build strong brand equity while maintaining a competitive price. RJR Tobacco’s competitive pricing includes discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free”. Consumer coupons are distributed in a variety of methods including in, or on, the cigarette pack and direct mail.

      In addition, RJR Tobacco provides trade incentives through trade terms, wholesale partner programs and retail display allowances. Trade discounts are provided to wholesalers based on compliance with certain terms. The wholesale partner programs provide incentives to RJR Tobacco’s direct buying customers based on performance levels. Retail display allowances are paid to the retailer based on compliance with RJR Tobacco’s display terms.

      The cost of these programs, with the exception of free product promotions, are recorded as a reduction of net sales in compliance with Emerging Issues Task Force Issue No. 01-9. The cost of free product promotions is recorded in cost of goods sold. To protect its key brands, RJR Tobacco significantly increased promotional spending in the second half of 2002, in response to heightened competitive spending. For further information about pricing, net of discounting and new programs and products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.

      During 2002, CAMEL’s filtered styles continued to grow based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. CAMEL’s share increased during the fourth quarter compared to both the third quarter of 2002 and the fourth quarter of 2001, and CAMEL was one of the few full-price brands in the industry to increase share in 2002. Initiatives launched in 2002 and prior years to actively market CAMEL’s three distinct product families — the Classic, Turkish and Exotic Blends — contributed to the brand’s strong performance in 2002 and will be further leveraged in 2003 to support CAMEL’s continued growth.

      Base WINSTON’s 2002 share declined compared with 2001; however, its share has remained relatively stable since March of 2002, despite intense competitive price pressures. In 2003, the brand is strengthening its brand equity with a new “Leave the Bull Behind” marketing campaign. WINSTON is the only leading national brand that offers adult smokers additive-free, naturally smooth tobacco blends, and the new campaign highlights that distinction.

      SALEM’s share declined in 2002, reflecting reduced levels of in-market support, while the brand developed new ideas to enhance its positioning. In the second quarter of 2003, the brand will launch a new “Stir the Senses” campaign, distinctive packaging and expand the availability of the Slide Box styles into additional markets. The Stir the Senses campaign and new packaging communicate that SALEM offers adult smokers a range of choices in menthol styles. The brand has two distinct product lines: SALEM Green Label, with a lighter menthol taste, and SALEM Black Label, with a richer menthol-and-tobacco taste.

      DORAL continues to hold the highest retail share of the nation’s savings brand market. The brand’s 2002 average share of market was slightly below that of 2001, but DORAL’s market share grew over the course of the year, reversing its prior-year trend. DORAL’s renewed strength in 2002 reflects the impact of a comprehensive brand upgrade, which featured new tobacco blends on key styles, contemporary new packaging and imaginative “Splendidly Blended” advertising, and increased promotional spending.

      Additional RJR Tobacco full-price and savings products are offered to meet the diverse preferences of adult smokers. Other full-price brands include VANTAGE, MORE and NOW. In the savings category, MONARCH, BEST VALUE and various private-label brands are available for cost-conscious adult smokers.

      In 2003, RJR Tobacco will begin a phased expansion of ECLIPSE, a cigarette that primarily heats rather than burns tobacco, into a select number of retail chain outlets. Based on learning garnered from the ECLIPSE test market in Dallas/Fort Worth since April 2000, where the brand built a small — but loyal — franchise of adult smokers, RJR Tobacco believes the brand has business potential if it is selectively distributed and supported by cost-efficient communications targeted to specific prospective adult smokers. This move further underscores RJR Tobacco’s commitment to finding ways to develop and market consumer-acceptable cigarettes that may present less smoking-related health risk. RJR Tobacco has concluded that ECLIPSE may present less risk for certain, but not all, smoking related diseases, when compared with tobacco-burning cigarettes. This conclusion is based on the weight of evidence from several scientific studies conducted internally by RJR Tobacco and externally by several universities, funded by RJR Tobacco, and reviewed by an outside expert scientific panel.

      RJR Tobacco continues to use advertisements in magazines read primarily by adults, direct mailings to age-verified adult smokers and other means to market its brands and enhance their appeal among adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in other adult venues where permitted. As a result of the MSA and other federal, state and local legislative and regulatory restrictions, RJR Tobacco does not utilize television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes. See note 1 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information.

      During the year, Santa Fe’s NATURAL AMERICAN SPIRIT brand grew share and volume, demonstrating the power of the brand’s high-equity, premium positioning.

      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA, signed in late 1998, contains provisions restricting the marketing of cigarettes. See “— Litigation Affecting the Cigarette Industry” for further discussion of the MSA.

Manufacturing and Distribution

      RJR Tobacco owns both of its cigarette manufacturing facilities, which are located in the Winston-Salem, North Carolina area: Tobaccoville, a two-million-square-foot facility constructed in 1985; and the Whitaker Park complex, which includes a one-and-one-half-million-square-foot plant, RJR Tobacco’s Central Distribution Center and a pilot plant for trial manufacturing of new products. RJR Tobacco has a combined production capacity of approximately 150 billion cigarettes per year, and believes its cigarette manufacturing facilities are technologically advanced.

      RJR Tobacco sells its cigarettes primarily to distributors, wholesalers and certain large retail stores, which buy on a spot basis. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2002 or 2001.

      Sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 20% of RJR’s consolidated revenue in both 2002 and 2001 and 19% in 2000. No other customer accounted for 10% or more of RJR’s revenue during those years. RJR has a good relationship with McLane Company and its affiliate, Wal-Mart Stores, Inc. RJR Tobacco’s sales to McLane are not governed by any supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes the vendor’s inventory to manage the supply and level of the vendor’s inventory. McLane and RJR Tobacco also are parties to certain contracts in which consideration is based on the vendor’s compliance with specified performance levels and incentive terms.

Raw Materials

      In its production of cigarettes, RJR Tobacco uses burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Greece. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

      Tobacco leaf supplies are obtained in auctions or through short-term contracts, which are frequently renegotiated. RJR Tobacco believes the relationship with its suppliers is good. During 2002, RJR Tobacco contracted directly with tobacco growers to purchase the majority of its U.S. flue-cured and burley leaf. The cost of tobacco purchased by contract from growers has not differed materially from that historically purchased through the auction process.

      RJR Tobacco has developed a simple, practical way to reduce tobacco-specific nitrosamines, or TSNAs, by approximately 90% in flue-cured tobacco. Since some scientists believe that TSNAs are among the most potent carcinogenic compounds found in cigarette smoke and unburned tobacco products, RJR Tobacco is converting to the use of low-TSNA flue-cured tobacco in its cigarette blends. RJR Tobacco believes, however, that there is no scientific basis at this time to conclude that reducing nitrosamines, or any other single class of compounds, will reduce the risks associated with smoking.

      Tobacco leaf is an agricultural product subject in the United States to government production controls and price supports that can substantially affect market prices. The tobacco leaf price support program is subject to congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that bases tariffs on import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995.

Research and Development

      RJR Tobacco’s research and development activities are located in its technologically advanced Bowman Gray Technical Center in its Whitaker Park complex. Scientists and engineers continue to create more efficient methods of preparing tobacco blends and new products, as well as develop product enhancements and packaging that differentiate CAMEL, WINSTON, SALEM, DORAL and other RJR Tobacco brands from competitive brands. A major focus for research and development activity is the development of products that may present less risk associated with smoking. RJR Tobacco’s research and development expense for the years ended December 31, 2002, 2001 and 2000 was $63 million, $64 million and $58 million, respectively.

Intellectual Property

      RJR’s operating subsidiaries own numerous trademarks, including the brand names of their cigarettes and the distinctive elements of their packaging and displays. RJR’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RJR’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the blends and recipes used to make each of their brands distinctive to be trade secrets. These trade secrets are not patented.

      RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to Japan Tobacco Inc. The sale agreement granted Japan Tobacco the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulae for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also prohibits Japan Tobacco and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States.

Legislation and Other Matters Affecting the Cigarette Industry

      The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes; restricting displays and advertising of tobacco products; establishing fire safety standards for cigarettes; raising the minimum age to possess or purchase tobacco products; requiring the disclosure of ingredients used in the manufacture of tobacco products; imposing restrictions on smoking in public and private areas and restricting the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet. In addition, in 2003, the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration, amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings, reduction or elimination of the tax deductibility of advertising expenses, implementation of a national standard for “fire-safe” cigarettes, regulation of the retail sale of cigarettes over the Internet and changes to the tobacco price-support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales. For further discussion of the regulatory and legislative environment applicable to the cigarette business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Governmental Activity” in Item 7.

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the fourth quarter of 2002, 67 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 38 cases were dismissed or otherwise resolved without trial in their favor. On December 31, 2002, there were 1,650 active cases pending, including approximately 1,184 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,639 on December 31, 2001, and 1,664 on December 31, 2000. As of February 4, 2003, 1,541 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,530 in the United States; eight in Puerto Rico; two in Israel; and one in Canada. The U.S. case number does not include the 2,791 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 4, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,086 in West Virginia (nearly 100 cases were dismissed in the West Virginia consolidated action between December 31, 2002 and February 4, 2003); 98 in Florida; 56 in California; 47 in New York; 41 in Mississippi; 27 in Nevada; 25 in Louisiana; 24 in Maryland; 15 in Alabama; 13 in Iowa; 12 in Missouri; 8 in each of Illinois, Massachusetts and New Jersey; 6 in each of the District of Columbia, Georgia and Texas; 5 in each of Arizona and Tennessee; 4 in each of Minnesota, Ohio and Pennsylvania; 3 in each of Connecticut and New Hampshire; 2 in each of Kansas, South Carolina and South Dakota; and 1 in each of Arkansas, Kentucky, Maine, Michigan, North Carolina, North Dakota, New Mexico, Oregon, Utah and Wisconsin. Of the 1,530 active U.S. cases, 138 are pending in federal court, 1,390 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of February 4, 2003; the changes in the number of cases by case type since October 14, 2002, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002; and a cross-reference to the discussion of each case type.

	Number of	Change in
	Cases as	Number of
	of	Cases since
	February 4,	October 14,	Page
Case Type	2003	2002	Reference

Individual Smoking and Health	1,377	-91	15
Flight Attendant — ETS (Broin II)	2,791	-10	16
Class Action	49	+15	17
Governmental Health-Care Cost Recovery	33	+1	19
Other Health-Care Cost Recovery and Aggregated Claims	8	-2	22
Master Settlement Agreement-Enforcement and Validity	7	-1	23
Asbestos Contribution	5	-3	23
Antitrust	39	+2	24
Other Litigation	12	No Change	25

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. Oral argument occurred before Florida’s Third District Court of Appeal on November 6, 2002. An opinion from this intermediate appellate court is expected in 2003. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health — Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      Neither RJR Tobacco nor its affiliates, including RJR, have paid any damages as the result of a final judgment entered after a fully litigated smoking and health tobacco litigation claim, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, and that their consistently successful defense of tobacco-related litigation in the past will continue in the future.

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the state-specific settlements and the funding of a trust fund to benefit the tobacco growers, are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the state-specific settlements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the state-specific settlements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR or RJR Tobacco. Additionally, few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Most of the health-care cost recovery actions similar in theory to the state cases involving other plaintiffs, such as unions, hospitals, Indian tribes, and local and foreign governments, have been dismissed, have been won by RJR Tobacco at trial or have not involved punitive damages. Finally, in the Department of Justice case brought against various industry members, including RJR Tobacco, the U. S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims, whereby the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

      Following is a description of the material pending tobacco-related litigation to which RJR Tobacco and its affiliates, including RJR, are subject. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

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

      Plaintiffs seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although pleaded damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2003. The following table lists the trial schedule, as of February 4, 2003, for RJR Tobacco or its affiliates, through the end of 2003.

Trial Date	Case Name	Case Type	Jurisdiction

February 3, 2003	Allen v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
February 24, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
April 14, 2003	Brown v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 21, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
April 28, 2003	Williams v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
May 5, 2003	DeLuca v. Liggett & Myers, Inc.	Individual	U.S. District Court, Northern District (Chicago, IL)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
May 30, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)

Trial Date	Case Name	Case Type	Jurisdiction

June 2003	Levine v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Palm Beach County (West Palm Beach, FL)
June 6, 2003	In Re Tobacco Litigation — Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
June 23, 2003	Baker v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Leopard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (Little Rock, AR)
June 30, 2003	Brumfield v. Philip Morris, Inc.	Individual	U.S. District Court, Northern District (Oakland, CA)
July 14, 2003	Leon v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court Dade County (Miami, FL)
August 4, 2003	Frost v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
August 18, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Sargeant v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Brevard County (Cocoa, FL)
September 8, 2003	Smith v. Philip Morris Cos., Inc.	Antitrust	District Court, Seward County (Liberal, KS)
September 19, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)

Trial Date	Case Name	Case Type	Jurisdiction

October 6, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Madison County (Edwardsville, IL)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Davis v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Des Moines, IA)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
November 3, 2003	Stitt vs. Philip Morris Cos., Inc.	Individual	U.S. District Court, Western District (Pittsburgh, PA)

      Trial Results. Since January 1, 1999, 27 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 16 of the 27 cases. Of the 16 RJR Tobacco wins, four were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. Most recently, in Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 6, 2003, however, plaintiffs filed an appeal to the California Court of Appeals. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts.

      Three of the cases resulted in a mistrial. Most recently, in May 2002, a mistrial was declared in a Broin II case brought by a flight attendant, Queipo, and the case subsequently was dismissed.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument heard November 6, 2002; decision pending

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit; briefing complete; oral argument occurred on February 13, 2003
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida; briefing complete; oral argument has been scheduled for April 23, 2003
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; RJR Tobacco’s opening brief was filed February 12, 2003
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; opening brief due March 21, 2003

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to U.S. Court of Appeals for the First Circuit; no briefing schedule has been set. On January 28, 2003, RJR Tobacco filed a response to appellants’ docketing statement, a motion to amend the caption of the case, and a motion to dismiss appellants’ appeal for failure to prosecute.

      Additionally, since January 1, 1999, verdicts have been returned in 16 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 10 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, Ohio, Pennsylvania, Rhode Island and Texas. Most recently, a Philadelphia state court jury returned a verdict in favor of Philip Morris on January 27, 2003. Plaintiff’s appeal is pending in the Ohio case. Verdicts in favor of plaintiffs were returned in six cases, three of which were tried in California, two in Oregon and one in Florida. Defendants’ appeals or post-trial motions are pending in these cases.

      Finally, the California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court.

Individual Smoking and Health Cases

      As of February 4, 2003, approximately 1,377 individual cases were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs (but does not include the Broin II cases discussed below). A total of 1,364 of the pending cases are brought by or on behalf of individual smokers or their survivors. Thirteen of the cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      In 2002, three individual cases were tried in which RJR Tobacco was a party. On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and 1 percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit, and filed its opening appellate brief on February 12, 2003.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. Plaintiffs are appealing the ruling to the U.S. Court of Appeals for the First Circuit.

      Most recently, RJR Tobacco has prevailed in two individual smoker lawsuits in California. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris, Inc.’s motion for directed verdict on December 31, 2002. Plaintiffs appealed to the California Court of Appeals on February 6, 2003. And, in Lucier v. Philip Morris, Inc., a California state court jury found in favor of RJR Tobacco and Philip Morris, Inc. on February 7, 2003.

Broin II Cases

      As of February 4, 2003, approximately 2,791 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs’ favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal as premature without addressing the Kaye order. Defendants asked the court to reconsider its ruling, but the court refused to do so. Defendants asked the Florida Supreme Court to review the order, but the court declined to accept jurisdiction on June 24, 2002.

      On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict or for a new trial. On October 1, 2001, the trial judge denied plaintiff’s post-trial motions. Plaintiff appealed to the Florida Third District Court of Appeal. Defendants cross-appealed on November 8, 2001, raising objections to the Judge Kaye order described above. On December 30, 2002, the plaintiff voluntarily dismissed her appeal of the final judgment, thereby rendering defendants’ cross-appeal moot.

      Jury selection began in state court in Florida on May 20, 2002 in Queipo v. Philip Morris, Inc. The court declared a mistrial shortly after the plaintiff began presenting evidence. The plaintiff voluntarily dismissed the action on June 3, 2002.

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. Defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Their initial brief is due on March 21, 2003.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. Defendants appealed the ruling to the Third District Court of Appeal of Florida on February 3, 2003.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. Plaintiff’s post-verdict motions were denied on January 28, 2003.

      Most recently, a Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc.

Class-Action Suits

      As of February 4, 2003, approximately 49 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Illinois, Louisiana, Missouri, Nevada, New York, Ohio, Oregon, Tennessee, Texas, Utah and West Virginia. Twenty-five virtually identical class-action complaints have been filed by one attorney in Nevada since July 2002.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was later voluntarily dismissed. Three such suits are pending against RJR Tobacco and RJR in Florida, Illinois and Missouri. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. A class certification decision is pending in the Missouri case, Collora v. R. J. Reynolds Tobacco Co., while the Florida case is in the class certification discovery phase.

      Other types of class-action suits also are pending in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which is pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, although it was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Most recently, on February 10, 2003, in Sims v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed class of smokers who purchased cigarettes while underage.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. The trial is now in progress.

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. RJR Tobacco believes that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco.

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. The plaintiff class filed its responsive brief on June 7, 2002; defendants’ reply brief was filed on September 26, 2002. Oral argument before Florida’s Third District Court of Appeal took place on November 6, 2002. A decision is expected in 2003. Although RJR Tobacco believes it has numerous bases for a successful appeal, it cannot predict the outcome of the appellate process.

      On May 7, 2001, three of the non-RJR Tobacco defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, 12 other states, Georgia, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

      RJR Tobacco has been named as a defendant in 11 individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The plaintiffs have agreed to stay execution on the judgment pending the result of the Engle appeal.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Trial is scheduled to begin on May 30, 2003.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled to begin on October 6, 2003. This case currently includes both RJR and RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction have been certified against Philip Morris and Brown & Williamson.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases (“general causation”). With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins (“specific causation”), the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases

      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each case.

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.5 billion, $2.4 billion and $2.2 billion under these agreements in 2002, 2001 and 2000, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

Unadjusted Tobacco Industry Settlement Payment Schedule

	2000	2001	2002	2003	2004	2005	2006	2007	2008+

	(Dollars in Millions)
First Four States’ Settlements:
Mississippi Annual Payment	$85	$111	$111	$136	$136	$136	$136	$136	$136
Florida Annual Payment	275	358	358	440	440	440	440	440	440
Texas Annual Payment	363	471	471	580	580	580	580	580	580
Minnesota Annual Payment	128	166	166	204	204	204	204	204	204
Minnesota Initial Payment	243	243	243	122	—	—	—	—	—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609	—	—	—	—	—
Remaining States’ Settlement:
Initial Payments (1)	2,472	2,546	2,623	2,701	—	—	—	—	—
Annual Payments (1)	3,940	4,378	5,691	5,691	7,004	7,004	7,004	7,004	7,126
Add’l Annual Payments (through 2017) (1)	—	—	—	—	—	—	—	—	861
Base Foundation Funding (through 2008)	25	25	25	25	25	25	25	25	25
Additional Foundation Payments (2)	300	300	300	300	—	—	—	—	—
Growers’ Trust ($295 – 2009 and 2010) (3)	280	400	500	500	500	500	500	500	500
Minnesota Blue Cross and Blue Shield	57	57	57	57	—	—	—	—	—

Total	$9,383	$10,270	$11,760	$11,365	$8,889	$8,889	$8,889	$8,889	$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	—	—	—	—	—	—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	—	—	—	—	—	—
RJR Tobacco’s expected settlement expense	—	—	—	$2,200	>$2,200	>$2,300	>$2,300	>$2,000	>$2,000
RJR Tobacco’s expected cash payments	—	—	—	$1,900	>$2,100	>$2,200	>$2,200	>$2,000	>$2,000

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. Trial is scheduled for September 13, 2004.

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorney general cases. Three such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appeal is in the briefing stage.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. Most recently, in Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. A decision is pending.

      Of the 27 international cases currently pending in the United States, 25 are pending in state court and two are pending in federal court. Two other cases are pending outside the United States, one in each of Canada and Israel. The two federal court cases were transferred to, and remain pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. As of February 4, 2003, judgment is still reserved.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds: one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

      Union Cases. Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, brought by 14 union trust funds, Eastern States Health & Welfare Fund v. Philip Morris, Inc. The plaintiffs in this group of cases noticed appeals to the Appellate Division of the Supreme Court of New York. However, the plaintiffs never perfected the appeals, which resulted in the appeals being dismissed. On January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review of a decision by the California Court of Appeals to affirm a trial court order dismissing the case with prejudice. On November 20, 2002, the California Supreme Court dismissed review as improvidently granted and remanded the case to the California Court of Appeal, Fourth District, for dismissal. The California Court of Appeal, Fourth District, in turn, entered the order dismissing the action on November 26, 2002. On May 31, 2002, in National Asbestos Workers Medical Fund v. Philip Morris, Inc., Judge Weinstein of the United States District Court for the Eastern District of New York granted plaintiff’s motion to dismiss all claims. On July 3, 2002, Judge Weinstein denied class certification in Bergeron v. Philip Morris, Inc., and on July 16, 2002, ordered that the case be transferred to Massachusetts or dismissed. On August 7, 2002, the parties stipulated to a voluntary dismissal.

      As of February 4, 2003, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance Companies. As of February 4, 2003, three cases brought by insurance companies were pending against RJR Tobacco. In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the summary judgment rulings to the United States Court of Appeals for the Eighth Circuit. Oral argument was scheduled for February 12, 2003, but will be rescheduled to a later date.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Pursuant to New York law, Empire elected the verdict on the direct claim. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, have appealed to the United States Court of Appeals for the Second Circuit, and oral argument occurred February 13, 2003.

      Native American Tribes. As of February 4, 2003, two cases brought by Native American tribes were pending against RJR Tobacco. On July 15, 2002, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States Court of Appeals for the Fifth Circuit affirmed the dismissal of a complaint by a federal district court in Texas. Plaintiff’s petition for rehearing was subsequently denied on August 15, 2002. Plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court, which was denied on January 21, 2003, thus ending the case. On January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiff’s product liability claim. In response, plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. One other Native American tribe case remains pending before a tribal court in South Dakota.

      Hospitals. As of February 4, 2003, three cases brought by hospitals were pending against RJR Tobacco. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, defendants’ motion to dismiss was granted. Plaintiffs appealed the dismissal to the Appellate Division of the Supreme Court, Second Judicial Department, which affirmed the trial court’s dismissal on February 10, 2003.

MSA-Enforcement and Validity

      As of February 4, 2003, seven cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA. The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand-name sponsorship violates a provision of the MSA governing the times during which such signs may be posted. Courts in Arizona, on November 16, 2001, and California, on November 27, 2001, ruled against RJR Tobacco. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. Appeals of all of these decisions are pending. The Washington matter was rendered moot and was dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Ohio court ruled in favor of RJR Tobacco. Oral argument in Ohio’s appeal was heard on January 21, 2003.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted . . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco believes the judge’s decision to be erroneous as a matter of fact and law and is appealing the ruling.

Asbestos Contribution Cases

      As of February 4, 2003, five lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. That appeal remains pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the United States District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Of the 36 such cases pending against RJR Tobacco, 30 cases are pending in state court, and six cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. Plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit on July 19, 2002. Oral argument is scheduled for between April 1 and April 4, 2003. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, and New York. In addition, on November 15, 2002, a District of Columbia court dismissed all claims arising prior to May 11, 1996. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001, and a Michigan court denied class certification on June 11, 2002. New Mexico and North Dakota courts denied defendants’ motions to dismiss on July 8, 2002 and June 25, 2002, respectively.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. The court denied RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim on January 21, 2003. The court severed the main claim and counterclaim. Trial is scheduled to begin on the trademark case, in which RJR Tobacco is a plaintiff, on March 3, 2003. The trial date on the antitrust case is yet to be determined.

      On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as defendants, which motion was allowed. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. The case is now in the discovery phase. Trial is scheduled for April 19, 2004.

      On December 4, 2002, Leslie H. Dial, owner of Leslie H. Dial Enterprises, filed suit against RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the U.S. District Court for the District of South Carolina. The suit alleges that Dial Enterprises, a tobacco distribution company, was denied participation in RJR Tobacco’s pricing promotions on proportionally equal terms to competitors, such as Wal-Mart and Sam’s Club, in violation of the Robinson-Patman Act. The suit also claims that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to restrain pricing competition in the marketing of cigarettes, thereby allegedly harming Dial Enterprises’ business. The suit seeks unspecified damages. Plaintiff has requested a bench trial.

Other Litigation and Developments

      On January 24, 2003, RJR and RJR Tobacco were each served with a subpoena dated January 7, 2003, and issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco intend to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation.

      RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court denied Canada’s petition on November 4, 2002, thereby bringing Canada’s case to an end. The government of Canada has indicated that it might pursue these claims in Canada. Although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

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

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. Oral argument occurred on January 29, 2003.

      On October 30, 2002, the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain) filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. RJR and its affiliates are considering an appeal of that judgment. The application for annulment filed in connection with the third action is still pending before the Court of First Instance.

      RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on these motions on December 10, 2002, and its decision is pending.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. RJR Tobacco is appealing.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court has consolidated the two cases, and discovery is ongoing.

      Although RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco, or its affiliates, including RJR, or indemnitees.

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have a material adverse effect on either or both of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the United States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class-action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin-off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to several superfund sites.

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

      RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involve an aggregate exposure presently estimated to be approximately $5.1 million. Apportionment among the PRPs has not been completed, but RJR Tobacco believes that its apportionment will be immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed and extended a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is being gathered from other potentially responsible parties notified by the EPA and an environmental consultant working on behalf of the PRP group, which includes RJR Tobacco.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its packaging division (formerly known as RJR Archer), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for a stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on January 7, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Apportionment among the PRPs places RJR Tobacco in the top third.

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

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization. In addition, as long as RJR’s existing revolving credit facility is in place, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s unsecured, unsubordinated debt notes have maintained the ratings of BBB-by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

Employees

      At December 31, 2002, RJR and its subsidiaries had approximately 8,200 full-time employees and 1,100 part-time employees. None of these employees is unionized. Employee relations are believed to be good. Under a restructuring plan announced in December 2002, approximately 572 full-time positions will be eliminated, primarily in the first half of 2003. For further information about the restructuring plan, see note 3 to the consolidated financial statements.

Item 2. Properties

      RJR’s executive offices are located in two buildings in downtown Winston-Salem, North Carolina, which are owned by RJR Tobacco. For information about RJR Tobacco’s operating facilities see “Business — Manufacturing” and “Business — Research and Development” in Item 1.

Item 3. Legal Proceedings

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. For a further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Critical Accounting Policies and Recent Accounting Developments” and “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Executive Officers and Certain Significant Employees of the Registrant

      The executive officers and certain significant employees are:

      Andrew J. Schindler. Mr. Schindler, 58, has served as Chief Executive Officer of RJR Tobacco since 1995 and as President and Chief Executive Officer of RJR since June 1999. Mr. Schindler has served as Director of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President — Operations of RJR Tobacco in 1989 and was elected Executive Vice President — Operations of RJR Tobacco in 1991. Mr. Schindler served as Chief Operating Officer of RJR Tobacco from 1994 until 1995 and as its President from 1994 until January 2002. He achieved the rank of captain in the U.S. Army, where he held command and staff positions in the United States and Vietnam. Mr. Schindler currently serves as Chairman of the Winston-Salem Alliance. He is also a member of the boards of visitors of Wake Forest University Baptist Medical Center and the Babcock Graduate School of Management, and the boards of directors of Winston-Salem Business, Inc. and !dealliance (formerly the North Carolina Emerging Technology Alliance).

      Thomas R. Adams. Mr. Adams, 52, has been Senior Vice President and Controller of RJR and RJR Tobacco since June 1999. From 1985 until 1999, he was Partner at the accounting firm of Deloitte & Touche LLP. Mr. Adams is a member of the board of directors of Technology Concepts & Design, Inc., an affiliate of RJR.

      Lynn J. Beasley. In January 2002, Ms. Beasley, 45, was promoted to President and Chief Operating Officer of RJR Tobacco, after serving as Executive Vice President–Marketing since 1997, and has been Director of RJR Tobacco since March 2000. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the Winston/Camel business unit in 1993. From 1995 until 1997, she was Senior Vice President of brand marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the board of directors of The Scotts Company. Ms. Beasley is a member of the board of trustees of Senior Services, the board of directors of Tanglewood Park Foundation and the Winston-Salem State University Business Advisory Council for the School of Business and Economics.

      Charles A. Blixt. Mr. Blixt, 51, has been Executive Vice President and General Counsel of RJR Tobacco since 1998 and Executive Vice President, General Counsel and Assistant Secretary of RJR since June 1999. He was Senior Vice President and General Counsel of RJR Tobacco from 1995 until 1998. Mr. Blixt served as Director of RJR Tobacco from 1995 until March 2000. He joined RJR Tobacco as Associate Counsel — Litigation in 1985. Mr. Blixt is a member of the board of directors of Technology Concepts & Design, Inc. and Targacept, Inc., both of which are affiliates of RJR. He also serves on the board of trustees of Salem College and Academy and the Board of Visitors of Wake Forest University School of Law.

      Richard H. Bogan. Effective July 22, 2002, Mr. Bogan, 51, was appointed Executive Vice President and Chief Financial Officer of RJR and RJR Tobacco. From October 2001 until July 2002, he served as an advisor to health-care industry venture capital firms. Prior to that, from January until October 2001, Mr. Bogan was President of northAmerican Logistics, an operating company of Allied Worldwide, Inc., the world’s largest household relocation van-line and high-value products logistics company. From 1997 until December 2000, he was President and Chief Financial Officer of Unisource Worldwide, Inc., the leading North American distributor of printing and imaging papers, packaging and sanitary maintenance equipment and supplies. Prior to that, Mr. Bogan held a variety of senior management positions during his 20-year career at Philip Morris Companies, Inc.

      Frances V. Creighton. In January 2002, Ms. Creighton, 51, was promoted to Senior Vice President — Marketing of RJR Tobacco, after serving as Vice President of RJR Tobacco’s Camel business unit since 1997. She joined RJR Tobacco in 1981 as a marketing research analyst. Through a series of promotions, she became senior marketing manager in 1990 and marketing director in 1994. Ms. Creighton serves as Secretary of the board of directors of the local chapter of the American Red Cross and is a member of the board of directors for the United Way of Forsyth County.

      McDara P. Folan, III. Mr. Folan, 44, joined RJR in June 1999 as Vice President, Deputy General Counsel and Secretary. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. From 1992 until 1999, Mr. Folan served as Vice President, Secretary and General Counsel for Allen Telecom Inc., a manufacturer and distributor of wireless communications equipment, in Cleveland, Ohio. Mr. Folan serves on the City of Winston-Salem/Forsyth County Planning Board, board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation and the Advisory Board for Brenner Children’s Hospital.

      L. Joe Inman. In July 2002, Mr. Inman, 52, was promoted to Executive Vice President — Operations of RJR Tobacco after serving as Vice President — Manufacturing for eight years. Joining RJR Tobacco in 1969, he began as an employee in the manufacturing department. Mr. Inman held a number of positions in production and research and development before becoming Director — Brands for Research and Development in 1992. He was named Director — Manufacturing the following year and was promoted to Vice President — Manufacturing in 1994.

      Ann A. Johnston. In January 2002, Ms. Johnston, 49, was promoted to Executive Vice President — Human Resources of RJR and of RJR Tobacco after serving as Vice President — Human Resources of RJR Tobacco since 1998. She joined RJR Tobacco in 1988 as a compensation manager, and was promoted to personnel manager in 1989 and to director of compensation/benefits/HRIS in 1993. Ms. Johnston also serves as Chairman of the board of directors for Allegacy Federal Credit Union, is a member of the Alumni Council for the Babcock Graduate School of Management of Wake Forest University, and serves on the boards of directors of the Winston-Salem Symphony and the Winston-Salem Industries for the Blind.

      Lynn L. Lane. In June 1999, Ms. Lane, 51, rejoined RJR as Senior Vice President and Treasurer and was named Senior Vice President and Treasurer of RJR Tobacco. She joined RJR in 1973 and was promoted to Vice President and Assistant Treasurer of RJR in 1991. In 1995, she was named Vice President and Treasurer of R.J. Reynolds Tobacco Worldwide. From 1996 until 1999, Ms. Lane was Vice President — Treasurer and Investor Relations of Burlington Industries, a manufacturer and distributor of fabrics and other textile products. She also serves on the board of directors of the R. J. Reynolds Foundation, the board of trustees of Greensboro College and is the Chair of the East Carolina University Foundation Board.

      James V. Maguire. In July 1999, Mr. Maguire, 51, was promoted to Executive Vice President — Sales of RJR Tobacco, after serving as Senior Vice President — Sales of RJR Tobacco since 1994, and has been Director of RJR Tobacco since March 2000. He joined RJR Tobacco in 1973 as a sales representative, and after holding a number of positions at RJR Tobacco and RJR, he became Vice President of Sales and Marketing Development of RJR Tobacco in 1993.

      Tommy J. Payne. Mr. Payne, 45, assumed his current positions as Executive Vice President — External Relations of RJR Tobacco and of RJR in July 1999, after serving as Senior Vice President — External Relations of RJR Tobacco since 1998 and of RJR since June 1999. He joined RJR in 1988 and was promoted to Director of Federal Government Affairs in 1995. From 1995 until 1998, he was Vice President — Federal Government Affairs of RJR Tobacco in Washington, D.C. Mr. Payne serves on the boards of trustees of Winston-Salem State University and the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation Board of Advisors and the board of directors of the R. J. Reynolds Foundation.

      Richard M. Sanders. In connection with RJR’s acquisition of Santa Fe Natural Tobacco in January 2002, Mr. Sanders, 49, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in Marketing in 1977 and has held several positions during his career including Vice President — Advertising and Brand Management, Vice President — Marketing and Sales Operations and Area Vice President — Sales. He is Chairman of the board of directors of the Natural American Spirit Foundation and serves on the board of directors of the T. Wayne Robertson Memorial Fund and Minnesota Resources.

      David E. Townsend. In October 2000, Dr. Townsend, 54, was promoted to Executive Vice President–Research and Development of RJR Tobacco after serving as Vice President of the Research and Development Product Development and Assessment Group of RJR Tobacco since 1997. He joined RJR Tobacco in 1977 and, after holding a number of positions at RJR Tobacco, was promoted to Senior Principal Scientist of RJR Tobacco in 1995, and to Director of Product Development and Assessment of RJR Tobacco in 1996.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      RJR’s common stock, par value $.01 per share, is listed on the NYSE as RJR and began trading on June 15, 1999. On February 4, 2003, there were approximately 27,000 holders of record of RJR’s common stock. Stockholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RJR’s common stock on February 4, 2003 was $42.14.

      The high and low sales prices per share for RJR’s common stock on the NYSE Composite Tape, as reported by the NYSE, were:

	High	Low

2002:
First Quarter	$67.15	$56.02
Second Quarter	71.90	50.38
Third Quarter	60.40	39.20
Fourth Quarter	44.60	34.83
2001:
First Quarter	$60.42	$44.19
Second Quarter	62.70	52.33
Third Quarter	59.65	47.90
Fourth Quarter	61.23	54.72

      From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis, an increase of 12.9%. Beginning with the second quarter of 2002, the board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis, an increase of 8.6% from $0.875.

      For equity compensation plan information, see note 17 to the consolidated financial statements.

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

Item 6. Selected Financial Data

      The selected historical consolidated financial data as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR’s independent auditors. The selected historical consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from audited consolidated financial statements not presented or incorporated by reference. The financial statements prior to 2000 segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$6,211	$6,269	$6,085	$5,898	$4,393
Income (loss) from continuing operations	418	444	352	195	(519)
Income (loss) from discontinued operations	40	(9)	—	2,398	3
Extraordinary items — gain (loss)	—	—	1,475	(250)	—
Cumulative effect of accounting change, net of income taxes	(502)	—	—	—	—
Net income (loss)	(44)	435	1,827	2,343	(516)
Per Share Data:
Basic income (loss) from continuing operations	4.71	4.57	3.48	1.80	(4.77)
Diluted income (loss) from continuing operations	4.64	4.48	3.46	1.80	(4.77)
Basic income (loss) from discontinued operations	0.45	(0.09)	—	22.10	0.03
Diluted income (loss) from discontinued operations	0.44	(0.09)	—	22.08	0.03
Basic income (loss) from extraordinary items	—	—	14.56	(2.30)	—
Diluted income (loss) from extraordinary items	—	—	14.48	(2.30)	—
Basic net loss from cumulative effect of accounting change	(5.66)	—	—	—	—
Diluted net loss from cumulative effect of accounting change	(5.57)	—	—	—	—
Basic net income (loss)	(0.50)	4.48	18.04	21.60	(4.74)
Diluted net income (loss)	(0.49)	4.39	17.94	21.58	(4.74)
Basic weighted average shares, in thousands	88,733	97,043	101,264	108,495	108,691
Diluted average shares, in thousands	90,175	98,986	101,857	108,570	108,691
Cash dividends declared per share of common stock (2)	$3.73	$3.30	$3.10	$1.55	$—
Balance Sheet Data (at end of periods):
Total assets	14,651	15,122	15,554	14,377	19,310
Long-term debt	1,755	1,631	1,674	1,653	4,861
Stockholders’ equity	6,716	8,026	8,436	7,064	9,886
Cash Flow Data:
Net cash from operating activities	489	626	590	929	367
Net cash from (used in) investing activities	(820)	(307)	1,573	7,576	(43)
Net cash used in financing activities	(105)	(842)	(881)	(5,359)	(611)
Other Data:
Ratio of earnings to fixed charges (3)	5.2	6.4	5.1	2.8	—
Deficiency in the coverage of fixed charges by earnings before fixed charges (3)	$—	$—	$—	$—	$(679)

(1)	Net sales and costs of products sold exclude excise taxes of $1.751 billion, $1.529 billion, $1.631 billion, $1.173 billion and $1.292 billion for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(2)	RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. From the third quarter of 2001 through the first quarter of 2002, the board of directors declared a cash dividend per common share of $0.875 per common share or $3.50 on an annualized basis. Since the second quarter of 2002, the board of directors has declared a quarterly dividend per common share of $0.95 per common share, or $3.80 on an annualized basis.
(3)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002.

Business Trends and Initiatives

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to decline over time. Trade inventory adjustments may result in short-term changes in demand for RJR Tobacco’s products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory level. However, RJR Tobacco believes it is not appropriate for it to speculate on external factors that may impact the purchasing decision of the wholesale and retail tobacco distributors.

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display, promotion, price and advertising. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or to introduce a new brand. Established cigarette brands historically have had a competitive advantage in the United States because significant cigarette marketing restrictions have made gaining consumer awareness and trial of new brands difficult.

      RJR’s operating subsidiaries are committed to building strong brands. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty, and attract adult smokers of competing brands, primarily in an effort to grow share of market on RJR Tobacco’s four key brands. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build each brand’s equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

      In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands manufactured by manufacturers that are not original participants in the MSA, and accordingly, which do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      Starting in mid-July 2002, RJR Tobacco’s largest competitor significantly increased promotional spending. These increases, together with the continued growth of the deep-discount price-tier of the market and the impact of substantially higher state excise taxes, have resulted in an adverse business environment. During 2002, excise taxes were significantly increased in 20 states and New York City. To maintain competitive prices RJR Tobacco increased its promotional spending in the second half of 2002. The increased promotional costs may continue into the foreseeable future. Management cannot predict the adverse impact, if any, that these circumstances may have on RJR’s results of operations or financial condition, including the fair value of RJR’s goodwill or RJR Tobacco’s trademarks.

      During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, expected to be primarily completed in the first half of 2003, and the reclassification of certain non-tobacco businesses as held-for-sale.

Critical Accounting Policies

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

Tobacco–Related Litigation

      RJR and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote.

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a healthcare cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco, or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the results of operations, cash flows or financial condition of RJR or its subsidiaries.

Settlement Agreements

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying consolidated statements of income were $2.5 billion in 2002, $2.6 billion in 2001 and $2.3 billion in 2000. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

      RJR Tobacco estimates that its settlement charges will approximate $2.2 billion in each of 2003 and 2004, and exceed $2.3 billion in 2005, subject to adjustments, including those discussed above.

Goodwill and Trademarks

      As of December 31, 2001, the carrying values of RJR Tobacco’s goodwill and trademarks were $6.9 billion and $2.8 billion, respectively. RJR Tobacco recorded goodwill and trademark amortization expense of $362 million during 2001 and $366 million during 2000.

      On January 1, 2002, RJR adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other

Intangible Assets,” which provides that trademarks and goodwill are no longer amortized and requires the testing of impairment based on fair value. For initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis.

      Other intangible assets as of January 1, 2002 consisted of RJR Tobacco’s trademarks acquired through business combinations, which have indefinite useful lives. However, the trademarks of WINSTON, VANTAGE, SALEM, NOW and MORE each had a fair value less than its carrying value, using the present value of estimated future cash flows assuming a discount rate of 11%, which yielded results consistent with available market-approach data. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002.

      In the fourth quarter of 2002, impairment occurred on two of RJR Tobacco’s non-key brands, VANTAGE and CENTURY. The annual valuation, in accordance with SFAS No. 142, indicated that the carrying values of these brands were in excess of their fair values. Accordingly, RJR Tobacco recorded an impairment charge of $13 million, $8 million after tax. Factors that may impact the fair value of goodwill and trademarks include, among other things, the level of brand support, consumer demand, governmental regulations, the ability to raise prices and changes in the competitive environment. As discussed under “— Business Trends and Initiatives,” RJR Tobacco cannot predict the impact of current market circumstances on the fair value of goodwill or trademarks.

Pension and Post Retirement Benefits

      Pension expense is determined in accordance with the provisions of SFAS Nos. 87 and 88. Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years.

      During 2002, actual asset returns for RJR’s pension assets were adversely impacted by the continued deterioration of the equity markets and declining interest rates. For the year ended December 31, 2002, the asset return on RJR’s pension plan was approximately negative 11%. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s 2002 year-end SFAS No. 87, “Employers’ Accounting for Pensions,” funded status. Pension expense in 2003 will be adversely impacted due to these events and by RJR lowering the expected return on asset assumption from 9.5% per annum for 2002 to 9.0% per annum for 2003. RJR voluntarily contributed $100 million to its pension plan in January 2003.

      At December 31, 2002, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $933 million. As a result of the unfavorable equity market performance and benefit payments made during 2002, there has been a reduction in the plan assets of $245 million during 2002. As a result of the decline in the fair value of plan assets, and changes in actuarial assumptions, including the discount rate used to calculate the pension benefit obligation, pension expense is expected to increase. In 2002, pension expense totaled $39 million, including $37 million curtailment and special benefit changes related to the 2002 restructuring plan. RJR expects pension expense in 2003 to approximate $90 million. Additional cash funding may be made in the future.

      Management assumptions were made concerning future events that determine the amount and timing of benefit payments, the present value of those benefit payments and the return on plan assets.

      The weighted average actuarial assumptions used to determine the funded status of the pension and postretirement benefit plans as of December 31 were:

	2002	2001

Discount rate	6.4%	7.4%
Expected return on pension plan assets	9.0%	9.5%
Rate of compensation increase	5.0%	5.0%

      The weighted average actuarial assumptions used to determine the total benefit cost of these plans during the years ended December 31 were:

	2002	2001	2000

Discount rate	7.4%	7.5%	8.0%
Expected return on pension plan assets	9.5%	9.5%	9.5%
Rate of compensation increase	5.0%	5.0%	5.0%

      The discount rate was based on the average yield of a hypothetical bond portfolio. The portfolio used was determined by selecting a portfolio of high-quality corporate bonds to match the estimated future cash flows from the benefit plans.

      The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. RJR’s third-party investment consultant calculates an expected return with regard to realistic and projectable asset return assumptions reflective of current economic conditions. The assumptions relied upon reflect a combination of historical performance analysis and forward-looking views of the financial markets based upon the yield on long-term bonds and the price-earnings ratios of the major stock market indices.

      Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in the assumed discount rate for the pension plans would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Net Periodic Benefit Cost	$(3)	$13
Effect on Benefit Obligation	(246)	270

      A one-percentage-point change in the assumed asset return for the pension plans would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Net Periodic Benefit Cost	$(23)	$23

      A one-percentage-point change in the assumed discount rate for the post retirement benefits would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Net Periodic Benefit Cost	$(6)	$6
Effect on Benefit Obligation	(87)	96

Merchandising Fixtures

      In response to changes in industry retail displays, RJR Tobacco accelerated its replacement of certain merchandising fixtures beginning in the fourth quarter of 2002. As a result, accelerated amortization of $43 million, or $27 million after tax, was recorded during the fourth quarter of 2002. Additionally, the service life of merchandising fixtures has been reduced from five years to three years for fixtures acquired after September 30, 2002, reflecting usage of more technologically dependent components that are subject to accelerated obsolescence. Amortization expense of fixtures during 2003 is expected to approximate that of 2002.

      RJR Tobacco believes that the assumptions used to calculate the accelerated amortization charge are reasonable given current information, and if actual experience differs materially from current assumptions, the effects on the accelerated amortization charge will be reflected in the period it becomes known.

Recent Accounting Developments

Reductions of Net Sales

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-25. With respect to estimated amounts of consideration that will be claimed by customers, costs are recognized at the latter of the date at which the related revenue is recognized or the date at which the sales incentive is offered. As of January 1, 2002, RJR’s operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, $2.3 billion and $2.0 billion, respectively, were reclassified from selling, general and administrative expenses to a reduction of net sales. The adoption of EITF No. 00-25, as codified by EITF No. 01-9, did not impact RJR’s consolidated financial position, operating income or net income.

      Effective January 1, 2001, RJR and its subsidiaries adopted the EITF No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-14. EITF No. 00-14 requires that in the accompanying consolidated income statements, certain costs that historically were included in selling, general and administrative expenses now be classified in cost of products sold or as reductions of net sales. With respect to estimated amounts of redemptions or free products that will be claimed by customers, costs are recognized at the latter of the date at which the related revenue is recognized or the date at which the sales incentive is offered. For the year ended December 31, 2000, $220 million was reclassified from selling, general and administrative expense, with an increase to cost of products sold of $111 million and a reduction to net sales of $109 million. The adoption of EITF No. 00-14 did not impact RJR’s consolidated annual net income or cumulative earnings.

Long-Lived Assets

      On January 1, 2002, RJR adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, and requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, and reported separately in the asset and liabilities sections of the consolidated balance sheet. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of. The scope of SFAS No. 144 excludes long-lived assets, goodwill and other intangibles that are accounted for in accordance with SFAS No. 142. The adoption of SFAS No. 144 did not have a material impact on the consolidated results of operations, financial position or cash flows.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, RJR will apply the recognition provisions of FIN No. 45 prospectively to guarantee activities initiated after December 31, 2002. See note 14 to the consolidated financial statements for further information regarding guarantees, including indemnities related to the 1999 sale of the international business to Japan Tobacco Inc., Nabisco Group Holdings Corp.’s sale of Nabisco Holdings Corp. to Philip Morris Companies, Inc., environmental matters and intercompany debt and related instruments. RJR is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RJR has recorded liabilities totaling approximately $130 million at December 31, 2002 relating to these guarantees.

Stock Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies about the method of accounting for stock-based compensation and the effects of the method on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. RJR has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. RJR does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to

February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material impact on its financial position, results of operations or cash flows.

Results of Operations

	2002	2001	2000

Net sales	$6,211	$6,269	$6,085
Cost of products sold (1)	3,732	3,560	3,436
Selling, general and administrative expenses	1,463	1,429	1,369
Restructuring and asset impairment charges	224	—	—
Trademark impairment charge	13	—	89
Amortization of trademarks & goodwill	—	362	366
Other operating expense	—	—	(3)

Operating income	$779	$918	$828

(1)	Includes settlement expense of $2,514 million, $2,584 million and $2,329 million for the years ended 2002, 2001 and 2000, respectively.

2002 Compared with 2001

      Net sales of $6.2 billion for the year ended December 31, 2002 decreased 0.9% from 2001. Of this decrease, $111 million was due to a less favorable, full-price/savings-brand mix and lower overall volume partially offset by $53 million of favorable pricing, net of higher promotional spending.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	For the Twelve Months
	Ended December 31,

			%
	2002	2001	Change

RJR Tobacco key brands:
Camel ex. Regular	22.1	20.9	5.7%
Winston Base	17.9	19.0	(5.5)%
Salem	9.5	10.6	(11.1)%
Doral	24.6	23.5	4.4%
RJR Tobacco total full-price	55.5	57.4	(3.4)%
RJR Tobacco total savings	35.1	33.3	5.4%
RJR Tobacco total domestic (1)	90.6	90.7	(0.2)%
RJR total domestic (1)	91.6	90.7	1.0%
Industry: (2)
Full-price	284.8	300.1	(5.1)%
Savings	106.6	106.3	0.4%

Industry total domestic	391.4	406.4	(3.7)%

(1)	Excludes Puerto Rico and certain other U.S. territories’ volume.
(2)	The source of industry data is Management Science Associates. This data may not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume.

      The 0.2% decline from the prior-year period in RJR Tobacco’s total domestic shipment volume reflected an overall decline in retail sales to consumers, partially offset by the estimated slight building of inventories by wholesale and retail distributors.

      Shipments in the full-priced tier were 61.2% and 63.3% of RJR Tobacco’s total domestic shipments for the years ended December 31, 2002 and 2001, respectively. Industry full-price shipments were 72.8% and 73.9% of total domestic shipments for the years ended December 31, 2002 and 2001, respectively.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./Capstone, averaged 22.93% for the year ended December 31, 2002, a decrease of .49 share points when compared with the prior year.

      CAMEL, RJR Tobacco’s largest full-price brand, continued its growth trend. CAMEL’s share of market, excluding the non-filtered style, was 5.69% in 2002, compared with 5.52% in 2001. CAMEL’s growth was based on the strength of the brand’s equity, its “Pleasure to Burn” positioning and initiatives to market CAMEL’s three distinct product families — the Classic, Turkish and Exotic families, which contributed to the brand’s strong performance in 2002.

      Base WINSTON’s retail share averaged 4.57% in 2002, compared with 4.84% in 2001. Despite intense competitive price pressures, its market share has remained relatively stable since March 2002. In 2003, the brand is strengthening its positioning with a new “Leave the Bull Behind” marketing campaign highlighting WINSTON’s additive-free, naturally smooth tobacco blends. During 2002, WINSTON’s S2 line extension, launched in 2001, was stable, but did not meet anticipated sales volumes.

      SALEM’s share declined to 2.41% in 2002 compared with 2.73% in 2001, reflecting reduced levels of in-market support while the brand evaluated opportunities to strengthen its positioning. In the second quarter of 2003 the brand will launch a new “Stir the Senses” campaign and expansion of the Slide Box styles into additional markets. The brand’s new packaging communicates that SALEM offers adult smokers a range of choices in menthol styles: SALEM Green Label, with a lighter menthol taste, and SALEM Black Label, with a richer menthol-and-tobacco taste.

      The retail market share of DORAL, the nation’s best-selling brand in the savings-brand tier, averaged 5.86% in 2002, down slightly from 5.92% in 2001. DORAL grew market share during the course of 2002, reversing its prior-year trend primarily due to a comprehensive brand upgrade. DORAL’s improved trend reflects increased promotional support, new tobacco blends on key styles, modernized packaging and the imaginative “Splendidly Blended” advertising campaign.

      In 2003, RJR Tobacco will begin a phased expansion of ECLIPSE, a cigarette that primarily heats rather than burns tobacco, into a select number of retail chain outlets. Based on learning garnered from the ECLIPSE test market in Dallas/Fort Worth since April 2000, where the brand built a small — but loyal — franchise of adult smokers, RJR Tobacco believes the brand has business potential if it is selectively distributed and supported by cost-efficient communications targeted to specific prospective adult smokers. This move further underscores RJR Tobacco’s commitment to finding ways to develop and market consumer-acceptable cigarettes that may present less smoking-related health risk. RJR Tobacco has concluded that ECLIPSE may present less risk for certain, but not all, smoking related diseases, when compared with tobacco-burning cigarettes. This conclusion is based on the weight of evidence from several scientific studies conducted internally by RJR Tobacco and externally by several universities, funded by RJR Tobacco, and reviewed by an outside expert scientific panel.

      Cost of products sold of $3.7 billion increased 4.8% or $172 million from 2001, primarily due to increased promotional product costs, raw material costs and the inclusion of Santa Fe’s operations. These increases were partially offset by lower settlement costs.

      Selling, general and administrative expenses increased $34 million to $1.5 billion in 2002 from the prior year. This change over the prior year was primarily due to accelerated amortization of $43 million related to the replacement of merchandising fixtures. The increase was also impacted by higher legal expenses and the inclusion of Santa Fe’s operations, partially offset by lower expense related to stock-based benefit plans and advertising.

      Restructuring and asset impairment charges of $224 million, $135 million after tax, were recorded in the fourth quarter 2002, related to the 2002 restructuring plan including the sale of certain non-tobacco businesses. The restructuring was implemented in an effort to streamline RJR’s cost structure and improve long-term earnings. Included in this charge is $102 million for employee severance and related benefits associated with workforce reductions of 572 full-time employees, or approximately 7% of RJR’s full-time employees. This reduction is expected to be primarily completed in the first half of 2003.

      The non-tobacco businesses included in the restructuring plan were remeasured at the lower of their carrying value or fair value less cost to sell, and classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheet at December 31, 2002, in accordance with SFAS No. 144. This remeasurement resulted in a $115 million charge in the fourth quarter of 2002.

      Contract termination and other exit costs consisted of $7 million related to contract and lease termination payments, and exit costs related to the segregation of the non-tobacco businesses held for sale.

      The cash portion of the restructuring charge primarily relates to employee severance costs and is expected to be $68 million. No significant amount was expended as of December 31, 2002. Annual savings are expected to be approximately $50 million in 2003 and $75 million in 2004.

      A trademark impairment charge of $13 million, $8 million after tax, was incurred in the fourth quarter of 2002, on two non-key brands, VANTAGE and CENTURY. The impairment was indicated during the annual valuation in accordance with SFAS No. 142, based on their estimated undiscounted net future cash flows. The impairment charge was measured as the excess of the brands’ carrying values over fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This impairment charge is reflected as a decrease in the carrying value of the trademarks in the consolidated balance sheets, as a trademark impairment charge in the 2002 consolidated income statement and had no impact on cash flows.

      Amortization expense was eliminated in 2002, reflecting the adoption of SFAS No. 142 on January 1, 2002. Amortization expense in 2001 was $362 million.

      Interest and debt expense was $147 million and $150 million in 2002 and 2001, respectively. This reduction was due to interest rate swaps acquired in the first and second quarters, mostly offset by the increased average debt balance resulting from the May 2002 issuance of the $750 million of notes.

      Interest income during 2002 was $62 million, a decline of $75 million when compared with 2001, primarily due to lower interest rates in 2002.

      Other expense, net decreased $2 million for the year ended December 31, 2002 from the prior year, reflecting lower financing-related fees mostly offset by earnings on investments accounted for under the equity method.

      Provision for income taxes was $265 million, or an effective rate of 38.8%, in 2002 compared with $448 million, or an effective rate of 50.2%, in 2001. The effective tax rate in 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items. The effective tax rate in 2001 exceeds the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

      Discontinued operations in 2002 included a $40 million after-tax reversal of an indemnification accrual, reflecting a favorable settlement, and in 2001, included a $9 million after-tax, purchase-price adjustment. Both transactions relate to the 1999 sale of the international tobacco business to Japan Tobacco Inc. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.4 billion.

2001 Compared with 2000

      Net sales of $6.3 billion for the year ended December 31, 2001 increased 3.0% over 2000. This increase was primarily driven by favorable pricing of $0.7 billion, net of discounting, as a result of price increases in 2001 and the last half of 2000, partially offset by volume declines of $0.5 billion.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	For the Twelve Months
	Ended
	December 31,

			%
	2001	2000	Change

RJR Tobacco key brands:
Camel ex. Regular	20.9	20.6	1.6%
Winston Base	19.0	19.7	(3.7)%
Salem	10.6	12.3	(13.7)%
Doral	23.5	26.2	(10.1)%
RJR Tobacco total full-price	57.4	60.9	(5.7)%
RJR Tobacco total savings	33.3	35.5	(6.2)%
RJR Tobacco total domestic (1)	90.7	96.4	(5.9)%
Industry: (2)
Full-price	300.1	308.5	(2.7)%
Savings	106.3	111.3	(4.4)%

Industry total domestic	406.4	419.8	(3.2)%

(1)	Excludes Puerto Rico and certain other U.S. territories’ volume.
(2)	The source of industry data is Management Science Associates. This data may not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume.

      The 5.9% decline from the prior-year period in RJR Tobacco’s total domestic shipment volume was due to estimated declines in the inventory levels of wholesale and retail distributors and decreased consumption. Consumption of RJR Tobacco’s products, representing retail sales to consumers, declined approximately 2.8% during 2001 compared with 2000.

      Shipments in the full-priced tier were 63.3% and 63.2% of RJR Tobacco’s total domestic shipments for the years ended December 31, 2001 and 2000, respectively. Industry full-price shipments were 73.9% and 73.5% of total domestic shipments for the years ended December 31, 2001 and 2000, respectively.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./Capstone, averaged 23.42% for the year ended December 31, 2001, a decrease of .16 share points when compared with the prior year.

      CAMEL continued its growth trend in 2001. CAMEL’s share of market, excluding the non-filtered style, was 5.52% in 2001, compared with 5.14% in 2000. CAMEL’s growth was attributed to its strong “Pleasure to Burn” positioning, which was enhanced by unique programs such as the “Seven Pleasures of the Exotic” consumer events, and the strength of its Turkish line extensions. Following the successful launch of CAMEL Turkish Gold in 2000, the brand launched CAMEL Turkish Jade, a menthol line extension, during the third quarter of 2001.

      Base WINSTON’s retail share averaged 4.84% in 2001, up from 4.76% in 2000. During 2001, WINSTON modernized its “No Boundaries, No Bull” positioning by launching WINSTON S2, a line extension that features a new blend and high-impact silver embossed packaging. Additionally, the base WINSTON family was enhanced to incorporate the same silver highlights.

      SALEM’s share averaged 2.73% in 2001 compared with 3.01% in 2000. SALEM’s decline was due to increased competitive activity in the menthol category coupled with reduced marketing support in SALEM’s ten emphasis markets in the latter portion of 2001. While the trend in the ten emphasis markets had been better than in the balance of the country, the brand continued evaluating opportunities to strengthen its performance.

      Through the last three quarters of 2001, DORAL’s share of market declined after holding relatively steady at 6.1 to 6.2 share points for several quarters. The retail share of market of DORAL, the nation’s best-selling savings brand, was 5.92% for 2001, down from 6.16% in 2000. To strengthen DORAL’s performance, the brand launched a comprehensive upgrade across all categories of DORAL’s “Imagine Getting More” positioning. This upgrade included a new blend with higher-quality tobaccos, new bold packaging, new advertising to support the changes and a new website to enhance DORAL’s existing relationship marketing program.

      Cost of products sold of $3.6 billion increased $124 million from 2000, primarily due to an increase of $255 million in ongoing settlement costs partially offset by decreased volume and lower raw material costs.

      Selling, general and administrative expenses of $1.4 billion in 2001 increased $60 million from the prior year. This change over the prior year was primarily due to increased retail discounting.

      Amortization expense decreased $4 million to $362 million during 2001, reflecting the impact of trademark impairment during 2000.

      An impairment charge of $89 million, $54 million after tax, was recorded on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY. The impairment was the result of a decision, in the fourth quarter of 2000, to reduce market support of these brands. The related impairment testing indicated that the carrying amount of these brands would not be recoverable through future undiscounted cash flows. The impairment was based on the excess of the brands’ carrying value over fair value, determined using the present value of estimated future cash flows assuming a discount rate of 12.0%. This impairment charge is reflected as a decrease in trademarks in the consolidated balance sheets, as an impairment charge in the 2000 consolidated income statement and had no impact on cash flows. As a result of this charge, amortization expense related to trademarks was $4 million lower in 2001 than in 2000.

      Tobacco settlement and related expenses included a $3 million reversal for the completion of a $1.4 billion pre-tax tobacco settlement and related charge recorded in 1998 by RJR Tobacco. This tobacco settlement and related expense charge was in response to the MSA and other state settlement agreements. At December 31, 1998, $1.3 billion had been utilized. Since December 31, 1998, the remaining liability for employee severance and related benefits for workforce reductions totaling approximately 1,300 employees was utilized through cash expenditures of $76 million and the reversal of $21 million, due to a less-than-expected workforce reduction.

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

      Discontinued operations in 2001 included a $14 million, $9 million after-tax, purchase-price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. See note 6 to the consolidated financial statements for further information.

      Extraordinary item included a gain of $1.5 billion realized during the fourth quarter of 2000 in connection with RJR’s acquisition of NGH. See note 2 to the consolidated financial statements for further discussion.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that will enable RJR to make its required debt-service payments and to pay dividends to RJR’s stockholders. Additionally, the acquisition of NGH in December 2000 provided $1.5 billion cash proceeds to RJR Acquisition Corp., which has funded RJR’s share repurchase programs, the acquisition of Santa Fe and dividends to its stockholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors cannot be predicted. RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

      Contractual obligations as of December 31, 2002 were:

	Payments Due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt (1)	$2,496	$741	$644	$353	$758
Operating leases (2)	38	19	16	2	1
Non-qualified pension obligations (3)	*	5	11	11	*
Joint venture funding (4)	29	29	—	—	—
Service agreement (5)	26	12	12	2	—
Equipment purchase commitment (6)	3	3	—	—	—

Total Cash Obligations	$2,592	$809	$683	$368	$759

*	Obligations beyond five years are not estimatable. For more information about RJR’s pension plan, see note 18 to the consolidated financial statements.

(1)	For more information about RJR’s long-term debt, see “— Debt” below and note 13 to the consolidated financial statements.
(2)	Operating lease obligations represent estimated lease payments primarily related to computer equipment, and to a lesser extent, aviation services and field sales offices.
(3)	For more information about RJR’s pension plan, see note 18 to the consolidated financial statements.
(4)	Joint venture funding is provided each budget year, denominated in euros. For more information about the joint venture, see note 2 to the consolidated financial statements.
(5)	A service agreement related to the joint venture with Gallaher Group Plc. provides for annual payments denominated in pounds Sterling. For more information about the related joint venture, see note 2 to the consolidated financial statements.
(6)	Equipment purchase commitments are related to firm commitments denominated in euros, to purchase manufacturing equipment. For more information, see note 15 to the consolidated financial statements.

      RJR Tobacco estimates that its settlement charges will approximate $2.2 billion in 2003 and range from $2.0 billion to $2.3 billion each year thereafter. For more information about RJR Tobacco’s settlement payments, see “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements.

      Commitments as of December 31, 2002 were:

	Commitment
	Expiration Period

		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$17	$17

Total commitments	$17	$17

Cash Flows

      Net cash flows from operating activities decreased $137 million to $489 million when compared with 2001. This decrease is primarily due to the decreased operating income as a result of increased promotional expenses in response to competitive promotions in the second half of 2002. Net cash flows from operating activities of $626 million in 2001 increased $36 million from 2000. This change primarily reflects increased revenues from higher pricing and increased interest income, partially offset by increased tobacco settlement expenses, raw material purchases and promotional expenses.

      Net cash flows used in investing activities increased $513 million to $820 million compared with 2001. This change is primarily due to investments in short-term securities, utilizing the proceeds from the May 2002 issuance of notes; the cash payment for the acquisition of Santa Fe, net of cash acquired; and to a lesser extent, an increase in capital expenditures. These investments were partially offset by proceeds from the maturity of short-term securities in the fourth quarter, which were used to make required debt-service payments and to pay dividends to stockholders. Net cash flows used in investing activities were $307 million in 2001 compared with net cash inflows of $1.6 billion in 2000. This change is primarily due to investments in short-term securities in 2001, compared with $1.5 billion net proceeds from the NGH acquisition in 2000. Net cash flows used in investing activities included a $14 million, $9 million after-tax, purchase-price adjustment of the 1999 gain on the sale of the international tobacco business.

      Net cash flows used in financing activities were $105 million in 2002 compared with a use of $842 million in 2001. This reduction is primarily due to the funds received from the May 2002 issuance of $750 million of public notes, partially offset by an increase in repurchases of common stock. Net cash flows used in financing activities of $842 million in 2001, compared with $881 million in 2000, included $314 million reduction of long-term debt maturities during 2001 mostly offset by a $263 million increase in the repurchase of common stock.

      Net cash flows related to discontinued operations in 2000 included an $84 million refund of taxes paid on the gain on the 1999 sale of the international tobacco business.

      In connection with the spin-off from NGH in 1999, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. The additional cash required, compared with 1998, to fund these liabilities was $58 million in each of 2001, 2000 and 1999. In January 2002, RJR contributed the expected additional cash requirement of $58 million for each of 2002 and 2003. As a result, the Pension Benefit Guaranty Corporation cancelled the related $116 million letter of credit. RJR contributed $100 million to its pension plan in January 2003.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through February 4, 2003. These repurchases have been made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. The objective of the current program, authorized February 6, 2002 to enhance stockholder value, is to repurchase shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $1.0 billion. The timing of repurchases and the number of shares repurchased under this authorization amount will depend upon internal operating cash requirements and market conditions. RJR also purchases stock through a program designed to repurchase shares related to tax liability concerning certain option exercises and restricted stock vesting under its 1999 Long-Term Incentive Plan. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s consolidated balance sheets.

Repurchases — 2002 and 2003	Shares	Cost

		(In Millions)
$300 million authorization	1,600,000	$95
$1 billion authorization	7,745,700	410
1999 LTIP tax withholding	119,074	6

Total during 2002.	9,464,774	511
$1 billion authorization	926,360	42
1999 LTIP tax withholding	237,756	10

Total during 2003.	1,164,116	52

Total through February 4, 2003.	10,628,890	$563

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Ongoing — $548 million remaining	8,672,060	452
1999 LTIP tax withholding	Ongoing	356,830	16

Total as of February 4, 2003		30,599,629	$1,343

Dividends

      On February 5, 2003, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend will be paid on April 1, 2003 to stockholders of record as of March 11, 2003. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $111 million, $74 million and $60 million in 2002, 2001 and 2000, respectively. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $105 million to $115 million for capital expenditures during 2003, funded primarily by cash flows from operations. This increase in 2002 and 2003 over recent years is primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of December 31, 2002.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, the committed amount will remain at $622 million until May 2003, at which time the committed amount will be reduced to $531 million through November 2004. The amendment and restatement was further amended on January 17, 2003, to modify among other things, certain financial covenants and definitions to take into account the effect of the restructuring charges incurred by RJR in the fourth quarter of 2002. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under the revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR’s guaranteed unsecured notes, including the notes issued in May 2002, are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2002, RJR and RJR Tobacco had $17 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      Since the spin-off in 1999, RJR’s unsecured, unsubordinated debt notes have maintained the ratings of BBB-by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

      RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2002.

      RJR filed a registration statement, effective in October 1999, in order to issue publicly registered notes of $550 million in principal amount at 7.375% due in May 2003, $500 million in principal amount at 7.75% due in May 2006 and $200 million in principal amount at 7.875% due in May 2009 in exchange for an aggregate $1.25 billion of private placement debt securities. The net proceeds received from the private placement were used for general corporate purposes.

      RJR filed a shelf registration statement, effective December 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective in April 2001, superseding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, in May 2002, RJR completed the sale of $300 million of 6.5% notes due in June 2007, and $450 million of 7.25% notes due in June 2012. The proceeds from the sale of these notes are intended to be used to repay RJR’s 7.375% notes due in May 2003, in the principal amount of $550 million. The remainder of the proceeds is intended to be used for the repayment of other public notes due through 2004.

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

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization. In addition, as long as RJR’s existing revolving credit facility is in place, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at December 31, 2002.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, with a mandatory redemption date of September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other current assets in the accompanying consolidated balance sheet as of December 31,

2002 and in other assets and deferred charges as of December 31, 2001. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      On December 1, 2002, RJR repaid $43 million of public notes with a fixed interest rate of 8.625% on their due date. As of December 31, 2002, RJR had $288 million of public notes outstanding, at fixed interest rates of 7.625% through 9.25%, due in 2003 through 2013.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Governmental Activity”; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing state settlement agreements were $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other existing state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes; restricting displays and advertising of tobacco products; establishing fire safety standards for cigarettes; raising the minimum age to possess or purchase tobacco products; requiring the disclosure of ingredients used in the manufacture of tobacco products; imposing restrictions on smoking in public and private areas and restricting the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet. In addition, in 2003, the U.S. Congress may consider legislation regarding further increases in the federal excise tax, regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration, amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings, reduction or elimination of the tax deductibility of advertising expenses, implementation of a national standard for “fire-safe” cigarettes, regulation of the retail sale of cigarettes over the Internet and changes to the tobacco price support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $1.51 per pack in Massachusetts. During 2002, 20 states and New York City approved an increase in their excise taxes, raising the weighted average state cigarette excise tax per pack from $0.42 in 2001 to $0.62. RJR Tobacco expects state excise taxes to increase even further in 2003 due to many states having budget shortfalls. Since January 1, 2003, the District of Columbia has increased its excise tax on cigarettes to $1.00 per pack and numerous states have pending legislation proposing further state excise tax increases.

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

      During the past four decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, the Smoking Education Act:

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

      In December 1992, the U.S. Environmental Protection Agency issued a report that classified environmental tobacco smoke as a Group A (known human) carcinogen. RJR Tobacco and others filed suit to challenge the validity of the EPA report. On July 17, 1998, a U.S. District Court judge held that the EPA’s classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The judgment of the district court was in turn vacated by the U. S. Court of Appeals for the Fourth Circuit on December 11, 2002, on the ground that the district court lacked jurisdiction to review the EPA’s report. RJR Tobacco has not decided whether to seek review of the appellate court’s decision. The appellate decision raises important legal issues, but, ten years after the appearance of the original EPA report, the practical issues are not compelling because other agencies have reached similar conclusions and smoking restrictions have increasingly proliferated.

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

      Several states have enacted or proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared invalid. In September 2000, the district court permanently enjoined enforcement of provisions of the law relating to ingredient reporting and issued a judgment in favor of the cigarette manufacturers. The United States Court of Appeals for the First Circuit upheld the district court’s judgment on December 2, 2002. The Massachusetts attorney general has not announced whether the Commonwealth will seek review by the Supreme Court.

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

      On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the U.S. District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts attorney general regulations concerning the advertisement and display of tobacco products. The regulations went beyond those required by the MSA, and banned outdoor advertising of tobacco products within 1,000 feet of any school or playground, as well as any indoor tobacco advertising placed lower than five feet in stores within the 1,000-foot zone. The district court ruled against the industry on January 25, 2000, and the U. S. Court of Appeals for the First Circuit affirmed. The U.S. Supreme Court granted the industry’s petition for writ of certiorari on January 8, 2001, and ruled in favor of RJR Tobacco and the rest of the industry on June 28, 2001. The Supreme Court found that the regulations were preempted by the Federal Cigarette Labeling and Advertising Act, which precludes states from imposing any requirement or prohibition based on smoking and health with respect to the advertising or promotion of cigarettes labeled in conformity with federal law.

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2002, OFPC issued a proposed standard with accompanying regulations for public comment. The agency will decide whether to make amendments and when final regulations should be issued after review of the information submitted in response to its notice. Current law requires that all cigarettes offered for sale in New York will be required to meet the standard not later than six months after the regulations become final. If the standard is finalized as proposed on December 31, 2002, there may be an adverse impact on the sale of cigarettes in New York due to reduced consumer acceptance of the changes in the cigarette made necessary to meet the standard. RJR Tobacco is unable to predict the outcome of this regulatory process. Similar legislation is being considered in other states.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintains that this regulation prohibits the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buydown” to consumers. The plaintiffs have challenged the Department of Revenue’s interpretation of this regulation on the grounds that such action exceeded the Department’s statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. On October 15, 2001, the defendants filed a Demurrer to the plaintiffs’ Petition for Declaratory Judgment and Injunctive Relief. The Court has not yet ruled on the parties’ motions.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale; consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. The U.S. federal government and all 50 states have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

      Eighteen states have passed, and various states are considering, legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments. The National Association of Attorneys General has endorsed adoption of such legislation. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the state to be MSA compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

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

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report.

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

Other Contingencies

      Until the acquisition by merger by Philip Morris Companies, Inc. of Nabisco from NGH on December 11, 2000, NGH and Nabisco were members of the consolidated group of NGH for U.S. federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the U.S. federal income tax liability of other members of the group, as well as for pension and funding liabilities of the other group members. NGH, now known as RJR Acquisition Corp., continues to be jointly and severally liable for these Nabisco liabilities prior to December 11, 2000.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

      RJR and the guarantors will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility if RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure

RJR’s guaranteed unsecured notes. For a further discussion of RJR’s revolving credit facility and other debt, see “— Liquidity and Financial Condition — Debt” above.

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization. In addition, as long as RJR’s existing revolving credit facility is in place, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

Acquisition and Joint Venture

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying consolidated statements of income since January 16, 2002. Although Santa Fe is an operating segment of RJR, its financial condition and results of operations do not meet the criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      Santa Fe manufactures and markets cigarettes and other tobacco products, under the NATURAL AMERICAN SPIRIT brand, primarily in the United States. RJR believes that Santa Fe will enhance RJR’s consolidated earnings, and that its approach to building brand equity is consistent with RJR Tobacco Tobacco’s strategy for its key brands. Santa Fe has posted solid increases in volume, revenue, earnings and share of market over the past three years, based on the success of cigarettes and pouch tobaccos sold under the NATURAL AMERICAN SPIRIT brand name. NATURAL AMERICAN SPIRIT cigarettes are made with no-additive tobacco blends and are marketed in distinctive packages bearing the silhouette of an American Indian in a feathered headdress. The NATURAL AMERICAN SPIRIT retail share of market during 2002 was 0.26% in the United States. Santa Fe also has a small, but growing international tobacco business.

      On July 16, 2002, RJR, through its wholly owned subsidiary, R. J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc., to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, will initially market its products in France, Spain, the Canary Islands and Italy. RJR’s financial contribution over the next five years is expected to be $75 million to $100 million. As a part of the transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand in a unique Slide Box pack, to the joint venture. This investment is accounted for using the equity method.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR Tobacco has exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment, as well as obligations for, and service agreements related to, foreign operations denominated in euros and Great British pounds. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 15 to the consolidated financial statements for further information regarding financial instruments entered into by RJR or its operating subsidiaries.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors
R.J. Reynolds Tobacco Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

January 28, 2003, except as to note 14, which is as of February 14, 2003

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

/s/ Andrew J. Schindler

Chairman of the Board, President and
Chief Executive Officer

/s/ Richard H. Bogan

Executive Vice President and
Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2002	2001	2000

Net sales (1)	$6,211	$6,269	$6,085
Costs and expenses:
Cost of products sold (1) (2)	3,732	3,560	3,436
Selling, general and administrative expenses	1,463	1,429	1,369
Restructuring and asset impairment charges	224	—	—
Trademark impairment charges	13	—	89
Amortization of trademarks and goodwill	—	362	366
Tobacco settlement and related expenses	—	—	(3)

Operating income	779	918	828
Interest and debt expense	147	150	168
Interest income	(62)	(137)	(119)
Other expense, net	11	13	31

Income from continuing operations before income taxes	683	892	748
Provision for income taxes	265	448	396

Income from continuing operations	418	444	352
Discontinued operations:
Gain (loss) on sale of discontinued businesses, net of income taxes (2002 — $22; 2001 — $(5))	40	(9)	—

Income before extraordinary item and cumulative effect of accounting change	458	435	352
Extraordinary item — gain on acquisition, net of $0 income taxes	—	—	1,475
Cumulative effect of accounting change, net of $328 income taxes	(502)	—	—

Net income (loss)	$(44)	$435	$1,827

Basic income (loss) per share:
Income from continuing operations	$4.71	$4.57	$3.48
Gain (loss) on sale of discontinued businesses	0.45	(0.09)	—
Extraordinary item — gain on acquisition	—	—	14.56
Cumulative effect of accounting change	(5.66)	—	—

Net income (loss)	$(0.50)	$4.48	$18.04

Diluted income (loss) per share:
Income from continuing operations	$4.64	$4.48	$3.46
Gain (loss) on sale of discontinued businesses	0.44	(0.09)	—
Extraordinary item — gain on acquisition	—	—	14.48
Cumulative effect of accounting change	(5.57)	—	—

Net income (loss)	$(0.49)	$4.39	$17.94

Dividends declared per share	$3.73	$3.30	$3.10

(1)	Excludes excise taxes of $1,751 million, $1,529 million and $1,631 million for the years 2002, 2001 and 2000, respectively.
(2)	Includes settlement expense of $2,514 million, $2,584 million and $2,329 million for the years 2002, 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,

	2002	2001	2000

Cash flows from (used in) operating activities:
Net income (loss)	$(44)	$435	$1,827
Less (income) loss from discontinued operations	(40)	9	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Cumulative effect of accounting change, net of income taxes	502	—	—
Restructuring and asset impairment charges	224	—	—
Depreciation and amortization	184	491	485
Trademark impairment charge	13	—	89
Deferred income tax expense (benefit)	18	(43)	(31)
Extraordinary gain on acquisition	—	—	(1,475)
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and notes receivable	5	(6)	(12)
Inventories	(56)	(141)	(23)
Accounts payable and accrued liabilities including income taxes	(282)	(211)	(194)
Litigation bonds	(55)	—	(118)
Tobacco settlement and related expenses	17	123	82
Other, net	3	(31)	(40)

Net cash flows from operating activities	489	626	590

Cash flows from (used in) investing activities:
Purchases of short-term investments	(508)	(207)	110
Proceeds from short-term investments	120	—	—
Capital expenditures	(111)	(74)	(60)
Net proceeds from (used in) acquisitions	(339)	—	1,519
Net proceeds from the sale of the international tobacco business	—	(14)	—
Other, net	18	(12)	4

Net cash flows from (used in) investing activities	(820)	(307)	1,573

Cash flows from (used in) financing activities:
Repurchase of common stock	(511)	(494)	(231)
Dividends paid on common stock	(335)	(320)	(322)
Repayments of long-term debt	(43)	(73)	(387)
Proceeds from exercise of stock options	39	45	59
Proceeds from issuance of long-term debt	745	—	—

Net cash flows used in financing activities	(105)	(842)	(881)

Net cash flows related to discontinued operations	—	—	84

Net change in cash and cash equivalents	(436)	(523)	1,366
Cash and cash equivalents at beginning of year	2,020	2,543	1,177

Cash and cash equivalents at end of year	$1,584	$2,020	$2,543

Income taxes paid, net of refunds	$203	$457	$309
Interest paid	$135	$141	$153
Tobacco settlement and related expense payments	$2,464	$2,393	$2,247

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,584	$2,020
Short-term investments	595	207
Accounts and notes receivable, net of allowance (2002 — $3; 2001 — $13)	96	106
Inventories	762	730
Deferred income taxes	588	610
Other current assets	289	255
Assets held for sale	78	—

Total current assets	3,992	3,928
Property, plant and equipment, at cost:
Land and land improvements	89	94
Buildings and leasehold improvements	636	668
Machinery and equipment	1,359	1,557
Construction-in-process	77	61

Total property, plant and equipment	2,161	2,380
Less accumulated depreciation	1,221	1,330

Property, plant and equipment, net	940	1,050
Trademarks, net of accumulated amortization (2002 — $481; 2001 — $1,450)	2,085	2,773
Goodwill, net of accumulated amortization (2002 and 2001 — $3,359)	7,090	6,875
Other assets and deferred charges	544	496

	$14,651	$15,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60	$74
Tobacco settlement and related accruals	1,543	1,520
Accrued liabilities and other	1,075	1,155
Current maturities of long-term debt	741	43
Liabilities related to assets held for sale	8	—

Total current liabilities	3,427	2,792
Long-term debt (less current maturities)	1,755	1,631
Deferred income taxes	1,236	1,798
Long-term retirement benefits	1,176	514
Other noncurrent liabilities	341	361
Commitments and contingencies:
Stockholders’ equity:
Common stock (shares issued: 2002 — 115,413,501; 2001 — 114,046,712)	1	1
Paid-in capital	7,401	7,371
Retained earnings	1,217	1,593
Accumulated other comprehensive loss — (cumulative minimum pension liability adjustment: 2002 — $(599); 2001 — $(121))	(598)	(121)
Unamortized restricted stock	(19)	(42)

	8,002	8,802
Less treasury stock (shares: 2002 — 29,365,197; 2001 — 19,810,832), at cost	(1,286)	(776)

Total stockholders’ equity	6,716	8,026

	$14,651	$15,122

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(Dollars in Millions)

			Retained	Accumulated
			Earnings	Other	Unamortized		Total
	Common	Paid-In	(Accumulated	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Equity	Income (Loss)

Balance at December 31, 1999	$1	$7,287	$(131)	$(13)	$(25)	$(55)	$7,064
Net income	—	—	1,827	—	—	—	1,827	$1,827
Minimum pension liability, net of $3 tax expense	—	—	—	5	—	—	5	5

Total comprehensive income	—	—	—	—	—	—	—	$1,832

Dividends	—	(102)	(215)	—	—	—	(317)
Stock options exercised	—	62	—	—	—	—	62
Tax benefit on stock options exercised	—	7	—	—	—	—	7
Restricted stock awarded	—	37	—	—	(37)	—	—
Restricted stock amortization	—	—	—	—	19	—	19
Restricted stock forfeited	—	—	—	—	2	(2)	—
Common stock repurchased	—	—	—	—	—	(231)	(231)

Balance at December 31, 2000	1	7,291	1,481	(8)	(41)	(288)	8,436
Net income	—	—	435	—	—	—	435	$435
Minimum pension liability, net of $61 tax expense	—	—	—	(113)	—	—	(113)	(113)

Total comprehensive income	—	—	—	—	—	—	—	$322

Dividends	—	—	(324)	—	—	—	(324)
Stock options exercised	—	42	—	—	—	—	42
Tax benefit on stock options exercised	—	20	—	—	—	—	20
Restricted stock awarded	—	18	—	—	(26)	8	—
Restricted stock amortization	—	—	—	—	23	—	23
Restricted stock forfeited	—	—	1	—	2	(2)	1
Common stock repurchased	—	—	—	—	—	(494)	(494)

Balance at December 31, 2001	1	7,371	1,593	(121)	(42)	(776)	8,026
Net loss	—	—	(44)	—	—	—	(44)	$(44)
Minimum pension liability, net of $258 tax benefit	—	—	—	(478)	—	—	(478)	(478)
Other	—	—	—	1	—	—	1	1

Total comprehensive loss	—	—	—	—	—	—	—	$(521)

Dividends	—	—	(332)	—	—	—	(332)
Stock options exercised	—	40	—	—	—	—	40
Tax benefit on stock options exercised	—	14	—	—	—	—	14
Restricted stock awarded	—	(28)	—	—	14	14	—
Restricted stock forfeited	—	4	—	—	9	(13)	—
Common stock repurchased	—	—	—	—	—	(511)	(511)

Balance at December 31, 2002	$1	$7,401	$1,217	$(598)	$(19)	$(1,286)	$6,716

See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated. We have no investments greater than 20% in entities for which we account by the cost method, and we have no investments greater than 50% in entities for which we account by the equity method.

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

Cash Equivalents and Short-Term Investments

      Cash equivalents include money market funds, commercial paper and time deposits in major institutions with high credit ratings to minimize investment risk. As short-term, highly liquid investments readily convertible to known amounts of cash, with remaining maturities of three months or less at the time of purchase, cash equivalents have carrying values that approximate fair values. Debt securities included in cash equivalents are classified and accounted for as held-to-maturity or, in certain instances, available-for-sale securities. The appropriate classification of cash equivalents and short-term investments is determined at the time of purchase and the classification is reassessed at each reporting date. Short-term investments include investment pools that are classified and accounted for as available-for-sale securities.

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

Accounts Receivable

      Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:

Balance at December 31, 1999	$11
Balance at December 31, 2000	11
Provision for bad debt	2

Balance at December 31, 2001	13
Reduction in allowance	(10)

Balance at December 31, 2002	$3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method. The cost of work in process and finished goods includes materials, direct labor, and variable costs and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to curing requirements, are classified as current assets, consistent with recognized industry practice.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from 20 to 50 years for buildings and improvements and from 3 to 30 years for machinery and equipment. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in income.

Long-lived Assets

      Long-lived assets such as property, plant and equipment, and purchased intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be impaired if the best estimate of future undiscounted cash flows expected to be generated by the asset is less than the carrying value. If an asset is impaired, the loss is measured as the difference between estimated fair value and carrying value.

      On January 1, 2002, RJR adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, and requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, no longer be depreciated and be reported separately in the asset and liabilities sections of the consolidated balance sheet. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of. The scope of SFAS No. 144 excludes goodwill and other intangibles that are accounted for in accordance with SFAS No. 142. The adoption of SFAS No. 144 did not have a material impact on RJR’s consolidated results of operations, financial position or cash flows.

      Prior to the adoption of SFAS No. 144, RJR accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Merchandising Fixtures

      Merchandising fixtures consist of permanent racks placed in retail store locations to promote and store cigarettes. Merchandising fixtures are recorded at cost and for those acquired prior to October 1, 2002, to the extent that they will not be replaced as part of RJR Tobacco’s accelerated replacement program discussed below, are amortized over five years. Beginning October 1, 2002, all merchandising fixture additions are amortized over three years. Merchandising fixtures are classified as other assets in the accompanying balance sheets.

      In response to changes in industry retail displays, RJR Tobacco is replacing significant portions of its merchandising fixtures on an accelerated basis, beginning in the fourth quarter of 2002 through the end of 2003. As a result, accelerated amortization of $43 million, or $27 million after tax, was recorded during the fourth quarter of 2002. Additionally, the service life of merchandising fixture additions beginning in the fourth

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2002 and beyond was reduced from five years to three years, reflecting usage of more technologically dependent components that are subject to accelerated obsolescence. Total amortization expense of fixtures during 2003 is expected to approximate that of 2002.

Goodwill and Intangibles

      Intangibles include primarily goodwill and trademarks. Trademarks are capitalized when acquired. For the periods presented through December 31, 2001, these intangibles have been amortized using the straight-line method, principally over 40 years, and tested for impairment, by comparison of their carrying value to estimated future undiscounted cash flows expected to be generated by the asset, when events and circumstances indicate that the asset might be impaired.

      On January 1, 2002, RJR adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, trademarks and goodwill are no longer amortized but rather are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      The following table presents net income and earnings per share as if the provisions of SFAS No. 142 had been applied as of January 1, 2000:

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

Reported income before extraordinary item	$435	$352
Add back: goodwill amortization	260	260
trademark amortization, net of tax	62	64

Adjusted income before extraordinary item	$757	$676

Adjusted net income	$757	$2,151

Basic income per share:
Reported income before extraordinary item	$4.48	$3.48
Add back: goodwill amortization	2.68	2.57
trademark amortization, net of tax	0.64	0.63

Adjusted income before extraordinary item	$7.80	$6.68

Adjusted net income	$7.80	$21.24

Diluted income per share:
Reported income before extraordinary item	$4.39	$3.46
Add back: goodwill amortization	2.63	2.55
trademark amortization, net of tax	0.63	0.63

Adjusted income before extraordinary item	$7.65	$6.64

Adjusted net income	$7.65	$21.12

      For the initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition.

      No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of November 30, 2002, RJR Tobacco’s and Santa Fe’s fair value determination resulted in an amount that substantially exceeded the carrying value, indicating there was no goodwill impairment at December 31, 2002.

      The changes in the carrying amount of goodwill during the year ended December 31, 2002 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002.	$6,875	$—	$6,875
Goodwill acquired	—	215	215

Balance as of December 31, 2002	$6,875	$215	$7,090

      The fair values of the trademarks were determined using an income approach, discounted at an appropriate risk-adjusted rate, which yielded results consistent with available market-approach data. The fair values of WINSTON, VANTAGE, SALEM, NOW and MORE were less than their carrying values. Accordingly, a cumulative effect of an accounting change of $830 million, or $502 million after tax, was recorded during the quarter ended March 31, 2002. For information related to additional trademark impairment charges see note 4 to the consolidated financial statements.

      The changes in the carrying amount of trademarks during the year ended December 31, 2002 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002	$2,773	$—	$2,773
Trademarks acquired	—	155	155
Impairment due to accounting change	(830)	—	(830)
Impairment included in operating income	(13)	—	(13)

Balance as of December 31, 2002.	$1,930	$155	$2,085

Accounting for Derivative Instruments and Hedging Activities

      Effective January 1, 2001, RJR adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its corresponding amendments under SFAS No. 138. There was no cumulative effect adjustment of adopting this accounting standard. SFAS No. 133 requires RJR to measure every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

      RJR formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RJR will discontinue hedge accounting prospectively.

Software Costs

      In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less. During 2002 and 2001, costs of $20 million and $12 million, respectively, were capitalized, and at December 31, 2002, the unamortized

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance was $36 million. Related amortization expense was $11 million, $8 million and $4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue Recognition

      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RJR’s operating subsidiaries, these criteria are met upon shipment, when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales in accordance with Emerging Issues Task Force Issue No. 01-9.

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of revenue when recognized in the vendor’s income statement. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-25. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, $2.3 billion and $2.0 billion, respectively, were reclassified from selling, general and administrative expenses to a reduction of net sales. The adoption of EITF No. 00-25, as codified by EITF No. 01-9, did not impact RJR’s consolidated financial position, operating income or net income.

      Effective January 1, 2001, RJR and its subsidiaries adopted the EITF No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income statement classification for certain sales incentives, including rebates, coupons and free products or services. EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-14. EITF No. 00-14 requires that in the accompanying consolidated income statements, certain costs that historically were included in selling, general and administrative expenses now be classified in cost of products sold or as reductions of net sales. With respect to estimated amounts of redemptions or free products that will be claimed by customers, costs are recognized at the latter of the date at which the related revenue is recognized or the date at which the sales incentive is offered. For the year ended December 31, 2000, $220 million was reclassified from selling, general and administrative expense, with an increase to cost of products sold of $111 million and a reduction to net sales of $109 million. The adoption of EITF No. 00-14 did not impact RJR’s consolidated annual net income or cumulative earnings.

Advertising and Research and Development

      Advertising costs, which are expensed as incurred, were $55 million, $73 million and $137 million in the years ended December 31, 2002, 2001 and 2000, respectively. Research and development costs, which are expensed as incurred, were $63 million, $64 million and $58 million in the years ended December 31, 2002, 2001 and 2000, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that includes the enactment date. Income taxes for RJR, RJR Tobacco and RJR Acquisition Corp. are calculated on a separate return basis.

Stock-Based Compensation

      Compensation costs related to employee stock plans are recognized utilizing the intrinsic value-based method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. RJR has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Accordingly, no compensation cost is recorded for stock options, since all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The value of restricted stock is charged to stockholders’ equity as unearned compensation and is amortized over the vesting period.

      At December 31, 2002, RJR had stock-based employee compensation plans, which are described more fully in note 17 to the consolidated financial statements.

      The following table illustrates the effect on net income and earnings per share if RJR had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31:

	2002	2001	2000

Net income (loss), as reported	$(44)	$435	$1,827
Add: Total stock-based employee compensation expense included in net income, net of tax	—	11	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	8	10	8

Pro forma net income (loss)	$(52)	$436	$1,827

Earnings (loss) per share:
Basic — as reported	$(0.50)	$4.48	$18.04
Basic — pro forma	(0.59)	4.49	18.04
Diluted — as reported	(0.49)	4.39	17.94
Diluted — pro forma	(0.58)	4.40	17.94

      Prior periods have been adjusted to reflect the incremental impact related to variable restricted stock grants.

Pension and Postretirement

      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, was included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information, see note 18 to the consolidated financial statements.

Tobacco-Related Litigation Contingencies

      In accordance with SFAS No. 5, “Accounting for Contingencies,” RJR and RJR Tobacco will record any loss related to tobacco litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded. RJR and RJR Tobacco disclose information under note 14,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Commitments and Contingencies” to the consolidated financial statements, concerning tobacco-related litigation for which an unfavorable outcome is other than remote.

Recently Adopted Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, RJR will apply the recognition provisions of FIN No. 45 prospectively to guarantee activities initiated after December 31, 2002. See note 14 to the consolidated financial statements for further information regarding guarantees, including indemnities related to the 1999 sale of the international business to Japan Tobacco Inc., Nabisco Group Holdings Corp.’s sale of Nabisco Holdings Corp. to Philip Morris Companies, Inc., environmental matters and intercompany debt and related instruments. RJR is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RJR has recorded liabilities totaling approximately $130 million at December 31, 2002 relating to these guarantees.

Recently Issued Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. RJR does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 31, 2003 for variable interest entities created prior to February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material impact on its financial position, results of operations or cash flows.

Note 2 — Acquisitions and Joint Venture

      On July 16, 2002, RJR, through its wholly owned subsidiary, R. J. Reynolds C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc., to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, will initially market its products in France, Spain, the Canary Islands and Italy. RJR’s financial contribution over the next five years is expected to be $75 million to $100 million. As a part of this transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand in a unique Slide Box pack, to the joint venture. This investment is accounted for using the equity method.

      On January 16, 2002, RJR acquired, with cash, 100% of the voting stock of privately held Santa Fe. Fiesta Acquisition Corp., a wholly owned subsidiary of RJR, merged with and into Santa Fe, and Santa Fe, being the surviving corporation, became a wholly owned subsidiary of RJR. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying consolidated statements of income since January 16, 2002. Although Santa Fe is an operating segment of RJR, its financial condition and results of operations do not meet the materiality criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      On December 11, 2000, RJR acquired its former parent, Nabisco Group Holdings Corp. Pursuant to an agreement and plan of merger dated June 25, 2000, as amended, RJR Acquisition Corp. was merged into NGH, with NGH being the surviving corporation. After the merger, NGH changed its name to RJR Acquisition Corp. At the time of the acquisition, NGH was a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. RJR accounted for the acquisition as a purchase, and accordingly, the cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. As consideration, RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate. The $1.5 billion net cash proceeds, after costs related to the transaction, were recognized as an extraordinary gain on acquisition in the fourth quarter of 2000. Presentation of pro forma results of operations would not be meaningful as NGH was a non-operating public shell company.

Note 3 — Restructuring and Asset Impairment Charges

      In response to the competitive changes in the tobacco industry during 2002, RJR implemented a restructuring plan. RJR Tobacco incurred restructuring expenses and asset impairment charges of $224 million, $135 million after tax, in the fourth quarter 2002, related to the 2002 restructuring plan. The charge consists of employee severance and related benefits, contract termination and other exit costs and impairment charges related to certain non-tobacco businesses that are held for sale. The employee severance and related benefits charge associated with workforce reductions of 572 full-time employees, in operations support and corporate functions, is $102 million. This reduction is expected to be mostly completed in the first half of 2003.

      The non-tobacco businesses included in RJR Tobacco’s restructuring plan were remeasured at the lower of their carrying value or fair value less cost to sell, and classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheet at December 31, 2002, in accordance with SFAS No. 144. This remeasurement resulted in a $115 million charge in the fourth quarter. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group include $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and $8 million of accounts payable and accrued liabilities. RJR Tobacco expects to complete the sale of these businesses within one year.

      For assets held for sale in which a continuing business relationship is intended, SFAS No. 144 requires that their results of operations be reported in continuing operations.

      Contract termination and other exit costs consisted of $7 million related to contract and lease termination payments, and exit costs related to the non-tobacco businesses held for sale.

      The cash portion of the restructuring charge primarily relates to employee severance costs and is expected to be $68 million. No significant amount was expended as of December 31, 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Trademark Impairment Charges

      In the fourth quarter of 2002, impairment occurred on two of RJR Tobacco’s non-key brands, VANTAGE and CENTURY. The annual valuation in accordance with SFAS No. 142, indicated that the carrying values of these brands were in excess of their fair values. Accordingly, RJR Tobacco recorded an impairment charge of $13 million, $8 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This impairment charge is reflected as a decrease in the carrying value of the trademarks in the consolidated balance sheets, as a trademark impairment charge in the 2002 consolidated income statement and had no impact on cash flows.

      In the fourth quarter of 2000, impairment occurred on two of RJR Tobacco’s non-key brands, MAGNA and CENTURY. This impairment charge was the result of a decision, in the fourth quarter of 2000, to reduce market support of these brands. The related impairment testing indicated that the carrying amount of these brands would not be recoverable through future undiscounted cash flows. Accordingly, RJR Tobacco recorded an impairment charge of $89 million, $54 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 12.0%. This impairment charge is reflected as an asset impairment charge in the 2000 consolidated income statement and had no impact on cash flows. As a result of this charge, amortization expense related to trademarks was $4 million lower in 2001 than in 2000.

Note 5 — Tobacco Settlement and Related Expenses

      During 1998, RJR Tobacco recorded pre-tax charges totaling $1.442 billion for the following tobacco settlement and related expenses: Master Settlement Agreement, $620 million; Minnesota Settlement Agreement, $312 million; “Most Favored Nation” adjustment of previously settled states, $145 million; rationalization of manufacturing operations, $214 million; and employee severance and related benefits, $151 million. The employee severance and related benefits portion of this charge was for workforce reductions totaling approximately 1,300 employees in response to the changing business conditions expected to result from the MSA signed in November 1998. At December 31, 1998, $1.3 billion had been utilized. Since December 31, 1998, the remaining liability of $97 million for employee severance and related benefits was utilized through cash expenditures of $76 million and the reversal of $21 million, due to a less-than-expected workforce reduction.

      For more information about the MSA and other state settlement agreements, see note 14 to the consolidated financial statements.

Note 6 — Discontinued Operations

      Discontinued operations in 2002 included a $40 million after-tax reversal of an indemnification accrual, and in 2001, a $9 million after-tax, purchase-price adjustment. Both transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.4 billion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Per Share

      The components of the calculation of income per share were:

	For the Years Ended December 31,

	2002	2001	2000

Income from continuing operations	$418	$444	$352
Income (loss) from discontinued operations	40	(9)	—
Extraordinary item — gain (loss)	—	—	1,475
Cumulative effect of accounting change	(502)	—	—

Net income (loss)	$(44)	$435	$1,827

Basic weighted average shares, in thousands(1)	88,733	97,043	101,264
Effect of dilutive potential shares:
Options	897	1,472	371
Restricted stock	545	471	222

Diluted weighted average shares, in thousands(2)	90,175	98,986	101,857

(1)	Outstanding shares of contingently issuable restricted stock of 1.6 million, 1.7 million and 1.6 million were excluded from the basic share calculation for the years ended December 31, 2002, 2001 and 2000, respectively, as the related vesting provisions had not been met.
(2)	During 2002, 300,000 common stock equivalents were excluded from diluted per share amounts, as they would have been anti-dilutive. No anti-dilution existed during 2001 or 2000.

Note 8 — Short-Term Investments

      Short-term investments classified as available-for-sale as of December 31 were:

	2002	2001

Commercial paper and asset-backed securities	$263	$—
Money market funds and certificates of deposit	151	—
Federal agency securities	126	61
Master notes	25	—
U.S. government treasury bills	6	146
Other investments	24	—

	$595	$207

      The contractual maturities of these securities averaged less than one year. Realized and unrealized gains and losses of available-for-sale securities for the years ended December 31, 2002 and 2001 were not significant, and accordingly, the amortized cost of these securities approximated fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Inventories

      The major components of inventories at December 31 were:

	2002	2001

Leaf tobacco	$599	$550
Raw materials	18	25
Work in process	35	49
Finished products	110	118
Other	26	26

Total	788	768
Less LIFO allowance	26	38

	$762	$730

      Inventories valued under the LIFO method were approximately $736 million and $682 million at December 31, 2002 and 2001, respectively. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2002 and 2001 over the amount at which these inventories were carried on the consolidated balance sheets. During 2002, 2001 and 2000, there was no impact on net income from LIFO inventory liquidations.

Note 10 — Short-Term Borrowings and Borrowing Arrangements

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, the committed amount will remain at $622 million until May 2003, at which time the committed amount will be reduced to $531 million through November 2004. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under the revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR’s guaranteed unsecured notes, including the notes issued in May 2002, are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At December 31, 2002, RJR had $17 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      Since the spin-off in 1999, RJR’s unsecured, unsubordinated debt notes have maintained the ratings of BBB-by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Accrued Liabilities and Other

      Accrued liabilities at December 31 included:

	2002	2001

Payroll and employee benefits	$310	$398
Marketing and advertising	345	378
Accrued interest	28	20
Other	392	359

	$1,075	$1,155

Note 12 — Income Taxes

      The components of the provision for income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2002	2001	2000

Current:
Federal	$202	$426	$368
State and other	45	65	59

	247	491	427

Deferred:
Federal	30	(36)	(30)
State and other	(12)	(7)	(1)

	18	(43)	(31)

Provision for income taxes	$265	$448	$396

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2002	2001

Deferred tax assets:
LIFO inventories	$(237)	$(149)
Pension and other postretirement liabilities	71	71
Tobacco settlement related accruals and other accrued liabilities	754	688

	$588	$610

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2002	2001

Deferred tax assets:
Pension and other postretirement liabilities	$(413)	$(186)
Tobacco settlement related accruals and other accrued liabilities	(92)	(40)

	(505)	(226)

Deferred tax liabilities:
Property and equipment	284	305
Trademarks	823	1,099
Other	634	620

	1,741	2,024

	$1,236	$1,798

      The total deferred tax assets were $1,330 million and $985 million as of December 31, 2002 and 2001, respectively. The total deferred tax liabilities were $1,978 million and $2,173 million as of December 31, 2002 and 2001, respectively. There was no valuation allowance for deferred taxes as of December 31, 2002 and 2001.

      The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2002	2001	2000

Income taxes computed at statutory U.S. federal income tax rates	$239	$312	$262
State and local income taxes, net of federal tax benefits	21	37	33
Goodwill amortization	–	91	91
Other items, net	5	8	10

Provision for income taxes from continuing operations	$265	$448	$396

Effective tax rate	38.8%	50.2%	52.9%

Note 13 — Long-Term Debt

      Long-term debt as of December 31 consisted of:

	2002	2001

7.625%-9.25% unsecured notes, due 2003 to 2013	$288	$330
6.5%-7.875% guaranteed unsecured notes, due 2003 to 2012.	2,110	1,246
9.5% junior subordinated debentures, due 2047	98	98
Current maturities of long-term debt	(741)	(43)

	$1,755	$1,631

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The maturities of long-term debt, net of discount and excluding fair value adjustments of $118, are as follows:

Year	Amount

2004	$56
2005	50
2006	499
2007	328
Thereafter	704

$1,637

      In October 1999, RJR issued publicly registered notes of $550 million in principal amount at 7.375% due in May 2003, $500 million in principal amount at 7.75% due in May 2006 and $200 million in principal amount at 7.875% due in May 2009 in exchange for an aggregate $1.25 billion of private placement debt securities.

      RJR filed a shelf registration statement, effective December 22, 1999, for the issuance of up to $1.876 billion of debt securities, guaranteed by RJR Tobacco. RJR filed a second shelf registration statement, effective April 2001, superseding the initial registration and adding RJR Acquisition Corp. as a guarantor of these debt securities. Under this registration statement, in May 2002, RJR completed the sale of $300 million of 6.5% notes due in June 2007, and $450 million of 7.25% notes due in June 2012. The proceeds from the sale of these notes are intended to be used to repay RJR’s 7.375% notes due in May 2003, in the principal amount of $550 million. The remainder of the proceeds is intended to be used for the repayment of other public notes due through 2004.

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

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, with a mandatory redemption date of September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2002 and in other assets and deferred charges as of December 31, 2001. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

      On December 1, 2002, RJR repaid $43 million of public notes with a fixed interest rate of 8.625% on their due date. The estimated fair value of RJR’s long-term debt was $2.5 billion, with a weighted average rate of 5.44%, including the effects of the interest rate swaps as of December 31, 2002, and $1.8 billion, with an effective average rate of 7.89%, as of December 31, 2001. The fair values are based on available market quotes, discounted cash flows and book values, as appropriate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the fourth quarter of 2002, 67 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 38 cases were dismissed or otherwise resolved without trial in their favor. On December 31, 2002, there were 1,650 active cases pending, including approximately 1,184 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,639 on December 31, 2001, and 1,664 on December 31, 2000. As of February 4, 2003, 1,541 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,530 in the United States; eight in Puerto Rico; two in Israel; and one in Canada. The U.S. case number does not include the 2,791 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of February 4, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,086 in West Virginia (nearly 100 cases were dismissed in the West Virginia consolidated action between December 31, 2002 and February 4, 2003); 98 in Florida; 56 in California; 47 in New York; 41 in Mississippi; 27 in Nevada; 25 in Louisiana; 24 in Maryland; 15 in Alabama; 13 in Iowa; 12 in Missouri; 8 in each of Illinois, Massachusetts and New Jersey; 6 in each of the District of Columbia, Georgia and Texas; 5 in each of Arizona and Tennessee; 4 in each of Minnesota, Ohio and Pennsylvania; 3 in each of Connecticut and New Hampshire; 2 in each of Kansas, South Carolina and South Dakota; and 1 in each of Arkansas, Kentucky, Maine, Michigan, North Carolina, North Dakota, New Mexico, Oregon, Utah and Wisconsin. Of the 1,530 active U.S. cases, 138 are pending in federal court, 1,390 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of February 4, 2003; the changes in the number of cases by case type since October 14, 2002, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002; and a cross-reference to the discussion of each case type.

		Change in
	Number of	Number of
	Cases as of	Cases since
	February 4,	October 14,	Page
Case Type	2003	2002	Reference

Individual Smoking and Health	1,377	-91	84
Flight Attendant-ETS (Broin II)	2,791	-10	85
Class Action	49	+15	86
Governmental Health-Care Cost Recovery	33	+1	88
Other Health-Care Cost Recovery and Aggregated Claims	8	-2	91
Master Settlement Agreement — Enforcement and Validity	7	-1	93
Asbestos Contribution	5	-3	93
Antitrust	39	+2	93
Other Litigation	12	No Change	94

      In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. Oral argument occurred before Florida’s Third District Court of Appeal on November 6,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002. An opinion from this intermediate appellate court is expected in 2003. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      Neither RJR Tobacco nor its affiliates, including RJR, have paid any damages as the result of a final judgment entered after a fully litigated smoking and health tobacco litigation claim, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, and that their consistently successful defense of tobacco-related litigation in the past will continue in the future.

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the state-specific settlements and the funding of a trust fund to benefit the tobacco growers, are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the state-specific settlements were brought on behalf of the states to recover funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the state-specific settlements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against RJR or RJR Tobacco. Additionally, few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Most of the health-care cost recovery actions similar in theory to the state cases involving other plaintiffs, such as unions, hospitals, Indian tribes, and local and foreign governments, have been dismissed, have been won by RJR Tobacco at trial or have not involved punitive damages. Finally, in the Department of Justice case brought against various industry members, including RJR Tobacco, the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims, whereby the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

      Following is a description of the material pending tobacco-related litigation to which RJR Tobacco and its affiliates, including RJR, are subject. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

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

      Plaintiffs seek various forms of relief, including compensatory and punitive damages, treble/multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although pleaded damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2003. The following table lists the trial schedule, as of February 4, 2003, for RJR Tobacco or its affiliates, through the end of 2003.

Trial Date	Case Name	Case Type	Jurisdiction

February 3, 2003	Allen v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
February 24, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
April 14, 2003	Brown v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 21, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
April 28, 2003	Williams v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
May 5, 2003	DeLuca v. Liggett & Myers, Inc.	Individual	U.S. District Court, Northern District (Chicago, IL)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
May 30, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
June 2003	Levine v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Palm Beach County (West Palm Beach, FL)
June 6, 2003	In Re Tobacco Litigation — Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
June 23, 2003	Baker v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Leopard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (Little Rock, AR)
June 30, 2003	Brumfield v. Philip Morris, Inc.	Individual	U.S. District Court, Northern District (Oakland, CA)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

July 14, 2003	Leon v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court Dade County (Miami, FL)
August 4, 2003	Frost v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
August 18, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Sargeant v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Brevard County (Cocoa, FL)
September 8, 2003	Smith v. Philip Morris Cos., Inc.	Antitrust	District Court, Seward County (Liberal, KS)
September 19, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 6, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Madison County (Edwardsville, IL)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Davis v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Des Moines, IA)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
November 3, 2003	Stitt vs. Philip Morris Cos., Inc.	Individual	U.S. District Court, Western District (Pittsburgh, PA)

      Trial Results. Since January 1, 1999, 27 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 16 of the 27 cases. Of the 16 RJR Tobacco wins, four were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. Most recently, in Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 6, 2003, however, plaintiffs filed an appeal to the California Court of Appeals. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Three of the cases resulted in a mistrial. Most recently, in May 2002, a mistrial was declared in a Broin II case brought by a flight attendant, Queipo, and the case subsequently was dismissed.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument heard November 6, 2002; decision pending
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit; briefing complete; oral argument occurred on February 13, 2003
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida; briefing complete; oral argument has been scheduled for April 23, 2003
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; RJR Tobacco’s opening brief was filed February 12, 2003

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; opening brief due March 21, 2003
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to U.S. Court of Appeals for the First Circuit; no briefing schedule has been set. On January 28, 2003, RJR Tobacco filed a response to appellants’ docketing statement, a motion to amend the caption of the case, and a motion to dismiss appellants’ appeal for failure to prosecute.

      Additionally, since January 1, 1999, verdicts have been returned in 16 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 10 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, Ohio, Pennsylvania, Rhode Island and Texas. Most recently, a Philadelphia state court jury returned a verdict in favor of Philip Morris on January 27, 2003. Plaintiff’s appeal is pending in the Ohio case. Verdicts in favor of plaintiffs were returned in six cases, three of which were tried in California, two in Oregon and one in Florida. Defendants’ appeals or post-trial motions are pending in these cases.

      Finally, the California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court.

Individual Smoking and Health Cases

      As of February 4, 2003, approximately 1,377 individual cases were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs (but does not include the Broin II cases discussed below). A total of 1,364 of the pending cases are brought by or on behalf of individual smokers or their survivors. Thirteen of the cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      In 2002, three individual cases were tried in which RJR Tobacco was a party. On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and 1 percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit, and filed its opening appellate brief on February 12, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. Plaintiffs are appealing the ruling to the U.S. Court of Appeals for the First Circuit.

      Most recently, RJR Tobacco has prevailed in two individual smoker lawsuits in California. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris, Inc.’s motion for directed verdict on December 31, 2002. Plaintiffs appealed to the California Court of Appeals on February 6, 2003. And, in Lucier v. Philip Morris, Inc., a California state court jury found in favor of RJR Tobacco and Philip Morris, Inc. on February 7, 2003.

Broin II Cases

      As of February 4, 2003, approximately 2,791 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in plaintiffs’ favor on those elements, and plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal as premature without addressing the Kaye order. Defendants asked the court to reconsider its ruling, but the court refused to do so. Defendants asked the Florida Supreme Court to review the order, but the court declined to accept jurisdiction on June 24, 2002.

      On April 5, 2001, in the first Broin II flight attendant case to go to trial, Fontana v. Philip Morris, Inc., a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. On April 16, 2001, plaintiff filed motions for a mistrial, judgment notwithstanding the verdict or for a new trial. On October 1, 2001, the trial judge denied plaintiff’s post-trial motions. Plaintiff appealed to the Florida Third District Court of Appeal. Defendants cross-appealed on November 8, 2001, raising objections to the Judge Kaye order described above. On December 30, 2002, the plaintiff voluntarily dismissed her appeal of the final judgment, thereby rendering defendants’ cross-appeal moot.

      Jury selection began in state court in Florida on May 20, 2002 in Queipo v. Philip Morris, Inc. The court declared a mistrial shortly after the plaintiff began presenting evidence. The plaintiff voluntarily dismissed the action on June 3, 2002.

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. Defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Their initial brief is due on March 21, 2003.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff filed a motion for a new trial, which

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the judge granted on January 8, 2003. Defendants appealed the ruling to the Third District Court of Appeal of Florida on February 3, 2003.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. Plaintiff’s post-verdict motions were denied on January 28, 2003.

      Most recently, a Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc.

Class-Action Suits

      As of February 4, 2003, approximately 49 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Illinois, Louisiana, Missouri, Nevada, New York, Ohio, Oregon, Tennessee, Texas, Utah and West Virginia. Twenty-five virtually identical class-action complaints have been filed by one attorney in Nevada since July 2002.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was later voluntarily dismissed. Three such suits are pending against RJR Tobacco and RJR in Florida, Illinois and Missouri. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. A class certification decision is pending in the Missouri case, Collora v. R. J. Reynolds Tobacco Co., while the Florida case is in the class certification discovery phase.

      Other types of class-action suits also are pending in additional jurisdictions. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or the legal survivors of such persons. A number of unions and other third-party payers have filed health-care cost recovery actions in the form of class actions. These cases are discussed separately below. Class certification motions are pending in several state and federal courts.

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which is pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, although it was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Most recently, on February 10, 2003, in Sims v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed class of smokers who purchased cigarettes while underage.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. The trial is now in progress.

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. They awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. RJR Tobacco believes that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion being assigned to RJR Tobacco.

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. The opening appellate brief of certain defendants, including RJR Tobacco, was filed on November 26, 2001. The plaintiff class filed its responsive brief on June 7, 2002; defendants’ reply brief was filed on September 26, 2002. Oral argument before Florida’s Third District Court of Appeal took place on November 6, 2002. A decision is expected in 2003. Although RJR Tobacco believes it has numerous bases for a successful appeal, it cannot predict the outcome of the appellate process.

      On May 7, 2001, three of the non-RJR Tobacco defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, 12 other states, Georgia, Indiana, Kentucky, Louisiana, Michigan, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Virginia and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

      RJR Tobacco has been named as a defendant in 11 individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The plaintiffs have agreed to stay execution on the judgment pending the result of the Engle appeal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Trial is scheduled to begin on May 30, 2003.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” Trial is scheduled to begin on October 6, 2003. This case currently includes both RJR and RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction have been certified against Philip Morris and Brown & Williamson.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases (“general causation”). With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins (“specific causation”), the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases

      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through their attorneys general or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, by separate agreements between each state and those manufacturers in each case.

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $2.5 billion, $2.4 billion and $2.2 billion under these agreements in 2002, 2001 and 2000, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

	Unadjusted Tobacco Industry Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		—		—		—		—		—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments(1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)(1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments(2)	300	300	300	300		—		—		—		—		—
Growers’ Trust ($295-2009 and 2010)(3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	$—		$—		$—		$—		$—		$—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	$—		$—		$—		$—		$—		$—
RJR Tobacco’s expected settlement expense	—	—	—	$2,200	>$	2,200	>$	2,300	>$	2,300	>$	2,000	>$	2,000
RJR Tobacco’s expected cash payments	—	—	—	$1,900	>$	2,100	>$	2,200	>$	2,200	>$	2,000	>$	2,000

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. Trial is scheduled for September 13, 2004.

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorney general cases. Three such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. The appeal is in the briefing stage.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. Most recently, in Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. A decision is pending.

      Of the 27 international cases currently pending in the United States, 25 are pending in state court and two are pending in federal court. Two other cases are pending outside the United States, one in each of Canada and Israel. The two federal court cases were transferred to, and remain pending before, the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. As of February 4, 2003, judgment is still reserved.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds: one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

      Union Cases. Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      On March 3, 2000, a New York state court granted motions to dismiss ten union cases, brought by 14 union trust funds, Eastern States Health & Welfare Fund v. Philip Morris, Inc. The plaintiffs in this group of cases noticed appeals to the Appellate Division of the Supreme Court of New York. However, the plaintiffs never perfected the appeals, which resulted in the appeals being dismissed. On January 25, 2002, in Motion Picture Industry Health Plan v. Philip Morris, Inc., the California Supreme Court granted plaintiffs’ petition for review of a decision by the California Court of Appeals to affirm a trial court order dismissing the case with prejudice. On November 20, 2002, the California Supreme Court dismissed review as improvidently granted and remanded the case to the California Court of Appeal, Fourth District, for dismissal. The California Court of Appeal, Fourth District, in turn, entered the order dismissing the action on November 26, 2002. On May 31, 2002, in National Asbestos Workers Medical Fund v. Philip Morris, Inc., Judge Weinstein of the United States District Court for the Eastern District of New York granted plaintiff’s motion to dismiss all claims. On July 3, 2002, Judge Weinstein denied class certification in Bergeron v. Philip Morris, Inc., and on July 16, 2002, ordered that the case be transferred to Massachusetts or dismissed. On August 7, 2002, the parties stipulated to a voluntary dismissal.

      As of February 4, 2003, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Insurance Companies. As of February 4, 2003, three cases brought by insurance companies were pending against RJR Tobacco. In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the summary judgment rulings to the United States Court of Appeals for the Eighth Circuit. Oral argument was scheduled for February 12, 2003, but will be rescheduled to a later date.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Pursuant to New York law, Empire elected the verdict on the direct claim. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, have appealed to the United States Court of Appeals for the Second Circuit, and oral argument occurred February 13, 2003.

      Native American Tribes. As of February 4, 2003, two cases brought by Native American tribes were pending against RJR Tobacco. On July 15, 2002, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States Court of Appeals for the Fifth Circuit affirmed the dismissal of a complaint by a federal district court in Texas. Plaintiff’s petition for rehearing was subsequently denied on August 15, 2002. Plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court, which was denied on January 21, 2003, thus ending the case. On January 25, 2002, in the Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiff’s product liability claim. In response, plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. One other Native American tribe case remains pending before a tribal court in South Dakota.

      Hospitals. As of February 4, 2003, three cases brought by hospitals were pending against RJR Tobacco. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, defendants’ motion to dismiss was granted. Plaintiffs appealed the dismissal to the Appellate Division of the Supreme Court, Second Judicial Department, which affirmed the trial court’s dismissal on February 10, 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MSA-Enforcement and Validity

      As of February 4, 2003, seven cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA. The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand-name sponsorship violates a provision of the MSA governing the times during which such signs may be posted. Courts in Arizona, on November 16, 2001, and California, on November 27, 2001, ruled against RJR Tobacco. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. Appeals of all of these decisions are pending. The Washington matter was rendered moot and was dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Ohio court ruled in favor of RJR Tobacco. Oral argument in Ohio’s appeal was heard on January 21, 2003.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted . . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco believes the judge’s decision to be erroneous as a matter of fact and law and is appealing the ruling.

Asbestos Contribution Cases

      As of February 4, 2003, five lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. That appeal remains pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the United States District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Of the 36 such cases pending against RJR Tobacco, 30 cases are pending in state court, and six cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. Plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit on July 19, 2002. Oral argument is scheduled for between April 1 and April 4, 2003. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, and New York. In addition, on November 15, 2002, a District of Columbia court dismissed all claims arising prior to May 11, 1996. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certification on November 15, 2001, and a Michigan court denied class certification on June 11, 2002. New Mexico and North Dakota courts denied defendants’ motions to dismiss on July 8, 2002 and June 25, 2002, respectively.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of the Sherman Act §1, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. The court denied RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim on January 21, 2003. The court severed the main claim and counterclaim. Trial is scheduled to begin on the trademark case, in which RJR Tobacco is a plaintiff, on March 3, 2003. The trial date on the antitrust case is yet to be determined.

      On February 16, 2000, a class action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as defendants, which motion was allowed. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. The case is now in the discovery phase. Trial is scheduled for April 19, 2004.

      On December 4, 2002, Leslie H. Dial, owner of Leslie H. Dial Enterprises, filed suit against RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the U.S. District Court for the District of South Carolina. The suit alleges that Dial Enterprises, a tobacco distribution company, was denied participation in RJR Tobacco’s pricing promotions on proportionally equal terms to competitors, such as Wal-Mart and Sam’s Club, in violation of the Robinson-Patman Act. The suit also claims that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to restrain pricing competition in the marketing of cigarettes, thereby allegedly harming Dial Enterprises’ business. The suit seeks unspecified damages. Plaintiff has requested a bench trial.

Other Litigation and Developments

      On January 24, 2003, RJR and RJR Tobacco were each served with a subpoena dated January 7, 2003, and issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RJR Tobacco intend to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation.

      RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc. On May 12, 1999, RJR-MacDonald, Inc. was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Inc. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that JT-MacDonald, Inc., Japan Tobacco’s international operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the Northern Brands investigation.

      On December 21, 1999, the government of Canada filed a lawsuit in the United States District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the United States District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court denied Canada’s petition on November 4, 2002, thereby bringing Canada’s case to an end. The government of Canada has indicated that it might pursue these claims in Canada. Although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

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

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. Oral argument occurred on January 29, 2003.

      On October 30, 2002, the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain) filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. RJR and its affiliates are considering an appeal of that judgment. The application for annulment filed in connection with the third action is still pending before the Court of First Instance.

      RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on these motions on December 10, 2002, and its decision is pending.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. RJR Tobacco is appealing.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court has consolidated the two cases, and discovery is ongoing.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Although RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against RJR Tobacco, or its affiliates, including RJR, or indemnitees.

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have a material adverse effect on either or both of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the United States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin-off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business – NGH and Nabisco Holdings Corp. – be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. In the past, RJR Tobacco has been named a potentially responsible party, referred to as a PRP, with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, with respect to several superfund sites.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any future service on Del Monte of any other similar cases alleging the same material facts and naming the same defendants also should be deemed to be quashed. Pursuant to the parties’ stipulation, the U. S. District Court for the Northern District of California signed an order on June 13, 2002, granting Del Monte’s motion to quash the attempted service of the Nicaraguan complaints.

      RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involve an aggregate exposure presently estimated to be approximately $5.1 million. Apportionment among the PRPs has not been completed, but RJR Tobacco believes that its apportionment will be immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. RJR Tobacco has executed and extended a tolling agreement with the EPA. This tolling agreement provides for entry into good faith negotiations with the EPA, and is not an admission of fact or liability. The tolling agreement also should have no impact on any defense RJR Tobacco may assert, other than a defense based on the running of the statute of limitations. Information is being gathered from other potentially responsible parties notified by the EPA and an environmental consultant working on behalf of the PRP group, which includes RJR Tobacco.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in U.S. District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its packaging division (formerly known as RJR Archer), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for a stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on January 7, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Apportionment among the PRPs places RJR Tobacco in the top third.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization. In addition, as long as RJR’s existing revolving credit facility is in place, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s unsecured, unsubordinated debt notes have maintained the ratings of BBB-by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

Note 15 — Financial Instruments

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

      During the first and second quarters of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of December 31, 2002, the average interest rate on RJR’s $2.5 billion long-term debt was 5.44%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. These interest rate swap agreements are guaranteed by RJR Tobacco and RJR Acquisition Corp. As of December 31, 2002, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to December 31, 2002, was $118 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will result in full collateralization. In addition, as long as RJR’s existing revolving credit facility is in place, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s unsecured, unsubordinated debt notes have maintained the ratings of BBB-by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

Foreign Currency Arrangements

      During 2002, RJR Tobacco settled forward currency exchange contracts to purchase 12.9 million euros, which hedged unrecognized firm commitments for the purchase of equipment. The $1 million effective unrealized loss is included in accumulated other comprehensive income and will be recognized as the underlying equipment cost is recognized in earnings, generally over its depreciable life. The ineffective portion of the hedge was insignificant and was recorded as a foreign exchange gain in other expense.

      At December 31, 2002, RJR Tobacco held forward currency exchange contracts as hedges of unrecognized firm commitments for the purchase of equipment, for a net purchase of 3.2 million euros, with maturities that average less than 12 months. As of December 31, 2002, the insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other expense during the year ended December 31, 2002.

      See notes 8 and 13 for additional disclosures of fair value for short-term investments and long-term debt.

Credit Risk

      RJR and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions with high credit ratings.

Note 16 — Stockholders’ Equity

      RJR’s authorized capital stock at December 31, 2002 consisted of 50 million shares of preferred stock, par value $0.01 per share, and 290 million shares of common stock, par value $0.01 per share. The preferred stock, none of which is issued or outstanding, ranks senior to common stock as to dividends and liquidation preferences. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis. Beginning with the second quarter of 2002, the board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis.

      The following tables summarize stock repurchases from November 1999 to December 31, 2002. These repurchases have been made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. The objective of the current program, authorized February 6, 2002 is to enhance stockholder value, through the repurchase of shares of RJR’s common stock over time in the open market, with a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum aggregate cost of $1.0 billion. The timing of repurchases and the number of shares repurchased under this authorization amount will depend upon internal operating cash requirements and market conditions. RJR also purchases stock through a program designed to repurchase shares related to the tax liability concerning certain option exercises and restricted stock vesting transactions related to its 1999 Long-Term Incentive Plan. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s consolidated balance sheets.

Repurchases — 2002	Shares	Cost

		(in millions)
$300 million authorization	1,600,000	$95
$1 billion authorization	7,745,700	410
1999 LTIP tax withholding	119,074	6

Total during 2002	9,464,774	$511

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Ongoing-$590 million remaining	7,745,700	410
1999 LTIP tax withholding	Ongoing	119,074	6

Total as of December 31, 2002		29,435,513	$1,291

Note 17 — Stock Plans

      As of December 31, 2002, RJR had two stock plans, the Amended and Restated Equity Incentive Award Plan for Directors, referred to as the EIAP, and the 1999 Long Term Incentive Plan, referred to as the 1999 LTIP.

      The EIAP currently provides for (1) grants of stock options and deferred stock units to outside directors upon becoming a director and (2) grants of deferred units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their annual grant of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 360,353 shares were available for grant as of December 31, 2002. Options granted upon becoming a director may be exercised between six months and ten years at a price that is the market value of the stock on the grant date. Effective in April 2000, the EIAP was amended to provide for quarterly grants of deferred stock units in lieu of annual grants of stock options. The annual stock option grants awarded prior to the amendment of the EIAP in April 2000 each fully vested in 2002 and are exercisable for ten years from the date of grant. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RJR’s common stock at date of grant, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted annually, unless the director elects to receive cash for the annual grants. Cash payments are based on the average closing price of RJR’s common stock during December of the year preceding payment.

      The 1999 LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the plan is 8,000,000 shares, plus 5,772,814 shares issuable under the NGH Long Term Incentive Plan awards that, in connection with the spin-off, were converted into 5,456,114 RJR options and 316,700 shares of restricted common stock. Of this authorization, 4,289,116 shares were available for grant as of December 31, 2002.

      The spin-off did not change the value of the option grant, ratio of exercise price to market value, vesting provision or exercise period. The allocation of RJR options was transferred into the 1999 LTIP. The resulting

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

316,700 restricted shares were transferred into the 1999 LTIP. The five-year vesting provisions of the restricted shares remain unchanged for those held by continuing employees of RJR and its subsidiaries and lapsed on those held by employees of the sold international tobacco business and NGH. Compensation expense related to the restricted shares held by continuing employees of RJR and its subsidiaries was insignificant in each of 2002, 2001 and 2000. At December 31, 2002, 35,832 shares remained restricted. Unless forfeited, restrictions on all of these shares will lapse in 2003. The unamortized portion remaining in stockholders’ equity at December 31, 2002 was insignificant.

      In 1999, RJR granted 777,000 shares of restricted stock in tandem with 3,108,000 options, included in the following option table, to eligible employees under the 1999 LTIP. On each vesting date, each eligible employee will receive the portion of the tandem award with the highest value, the vesting shares of RJR common stock or tandem stock options, unless he or she has previously made an affirmative election otherwise. Generally, these shares may not be disposed of, or transferred while restricted during the three- to five-year vesting period. Of these restrictions, 142,250 will lapse in each of 2003 and 2004, unless the related shares are forfeited. Since the date of grant, 492,500 shares have been forfeited. The market price of the stock on the grant date was charged to stockholders’ equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. Since the fourth quarter of 2000, it has been more probable that holders will forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. As a result, the unamortized portion of the shares vesting in 2002 was eliminated and the previously recognized compensation expense was credited to paid-in capital. During 2002, compensation expense was $1 million, including the dividends paid on unvested restricted shares and the reversal of previous compensation expense that resulted from the forfeiture of unvested restricted shares. During 2001, a reversal of previous compensation expense of $1 million resulted from the forfeiture of unvested restricted shares. Compensation expense of $4 million was recorded in 2000. The unamortized portion remaining in stockholders’ equity at December 31, 2002 was $6 million.

      In 2000, RJR granted 673,898 shares of restricted stock at $17.03 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in February 2003, unless the related shares are forfeited. Since the date of grant, 41,541 shares have been forfeited and restrictions on the remaining shares have lapsed. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. Including amortization of expected performance shares and dividends on forfeited shares, compensation expense in 2002 was a credit of $3 million, and in 2001 and 2000 was an expense of $17 million and $11 million, respectively. The unamortized portion remaining in stockholders’ equity at December 31, 2002 was $1 million.

      In 2001, RJR granted 304,590 shares of restricted stock at $52.96 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2004, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. During 2002, 20,422 restricted shares were forfeited and restrictions on 17,537 shares lapsed. During 2002 and 2001, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $1 million and $6 million, respectively. The unamortized portion remaining in stockholders’ equity at December 31, 2002 was $3 million.

      In 2002, RJR granted 334,766 shares of restricted stock at $53.49 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2005, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. During 2002, 4,362 restricted shares were forfeited and restrictions on 740 shares lapsed. During 2002, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $2 million and the unamortized portion remaining in stockholders’ equity at December 31, 2002 was $9 million.

      In the EIAP and the 1999 LTIP, for various price ranges, the weighted average characteristics of stock options outstanding and exercisable at December 31, 2002 were:

	Options Outstanding			Exercisable Options

		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$23.32 – $33.71	2,833,090	6.4	$29.05	1,695,090	$28.99
36.24 – 48.33	33,162	3.7	39.52	33,162	39.52
69.79 – 69.79	10,000	9.4	69.79	10,000	69.79

      The changes in RJR’s stock options during 2002, 2001 and 2000 were:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	4,393,776	$29.01	6,096,570	$28.76	8,492,564	$28.43
Options granted	10,000	69.79	—	—	—	—
Options forfeited	(160,735)	29.14	(220,000)	27.50	(138,371)	27.52
Options exercised	(1,366,789)	28.65	(1,482,794)	28.23	(2,257,623)	27.58

Options outstanding at end of year	2,876,252	29.31	4,393,776	29.01	6,096,570	28.76

Exercisable at end of year	1,738,252	29.42	1,713,866	28.76	3,108,731	28.55

      Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Prices of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,799,752	$29.12	4,289,116
Equity Compensation Plans Not Approved by Security Holders (1)	76,500 (2)	36.57	360,353

Total	2,876,252	29.31	4,649,469

(1)	The EIAP is the only equity compensation plan not approved by RJR’s public stockholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

(2)	Excludes annual grants totaling 36,147 deferred stock units that are convertible into 36,147 shares of stock, or equivalent cash, by the election of the holder upon termination of service.

      RJR recognizes compensation costs related to employee stock plans utilizing the intrinsic value based method prescribed by APB No. 25, “Accounting for Stock Issued to Employee,” and related Interpretations

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and applies the disclosure-only option under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for stock options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of stock options granted in 2002 was not material.

Note 18 — Retirement Benefits

      RJR and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most employees, and also provide certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were:

			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

Change in benefit obligation:
Obligation at beginning of year	$2,529	$2,462	$740	$675
Service cost	38	35	6	6
Interest cost	181	179	60	54
Actuarial loss	264	48	177	69
Plan amendments	5	6	—	—
Benefits paid	(194)	(188)	(71)	(64)
Settlements	(11)	(13)	—	—
Special termination benefits	34	—	—	—
Curtailment	2	—	7	—

Obligation at end of year	$2,848	$2,529	$919	$740

Change in plan assets:
Fair value of plan assets at beginning of year	$2,160	$2,260	$—	$—
Actual return on plan assets	(240)	1	—	—
Employer contributions	200	100	71	64
Benefits paid	(194)	(188)	(71)	(64)
Settlements	(11)	(13)	—	—

Fair value of plan assets at end of year	$1,915	$2,160	$—	$—

Funded status:
Funded status	$(933)	$(369)	$(919)	$(740)
Unrecognized transition asset	—	—	(9)	(15)
Unrecognized prior service cost	15	9	—	—
Unrecognized net actuarial loss	1,097	379	330	169

Net amount recognized	$179	$19	$(598)	$(586)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — current liability	$(100)	$(183)	$(82)	$(72)
Accrued benefit — long-term liability	(660)	—	(516)	(514)
Pension overfunding asset — other noncurrent assets	—	2	—	—
Intangible asset	16	13	—	—
Accumulated other comprehensive income	923	187	—	—

Net amount recognized	$179	$19	$(598)	$(586)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average actuarial assumptions used to determine the funded status of these plans as of December 31 were:

	2002	2001

Discount rate	6.4%	7.4%
Rate of compensation increase	5.0%	5.0%

      As of December 31, 2002, all of the pension plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,848 million, $2,673 million and $1,915 million, respectively. As of December 31, 2001, for the plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,529 million, $2,340 million and $2,160 million, respectively.

				Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

Components of total benefit cost (income):
Service cost	$38	$35	$31	$6	$6	$6
Interest cost	181	179	176	60	54	49
Expected return on plan assets	(222)	(220)	(229)	—	—	—
Amortization of transition asset	—	—	—	(6)	(6)	(6)
Amortization of prior service cost	(2)	(3)	(3)	—	—	—
Amortization of net loss(gain)	4	2	(7)	16	9	1

Net periodic benefit cost (income)	(1)	(7)	(32)	76	63	50
Curtailment/special benefits	37	—	—	7	—	—
Settlements	3	4	2	—	—	—

Total benefit cost (income)	$39	$(3)	$(30)	$83	$63	$50

      The weighted average actuarial assumptions used to determine the total benefit cost of these plans during the years ended December 31 were:

	2002	2001	2000

Discount rate	7.4%	7.5%	8.0%
Expected return on pension plan assets	9.5%	9.5%	9.5%
Rate of compensation increase	5.0%	5.0%	5.0%

      SFAS No. 87, “Employers’ Accounting for Pensions,” permits the delayed recognition of pension fund gains and losses in ratable periods of up to five years. RJR uses a five-year period wherein pension fund gains and losses are reflected in the pension calculation at 20% per year, beginning the year after the gains or losses occur. Recent stock market declines have resulted in deferred losses, which in turn resulted in the recording of additional minimum pension liabilities through a charge of $736 million, $478 million after tax, to other comprehensive income in 2002. The amortization of deferred losses will negatively impact pension cost in future periods.

      For 2002 measurement purposes, a 13.1% annual rate of increase in the pre-65 per capita cost of covered health care was used for the HMO plan. The rate was assumed to decrease to 9.5% for 2003 and then to decrease by 0.5% per year to an ultimate rate of 5.0%. The 2002 annual rate of increase for post-65 per capita cost of covered care for the HMO plan was 13.1%, 12.5% for 2003, decreasing 1.0% per year through 2008, then decreasing 0.5% per year to an ultimate rate of 5.0%. Additionally, for the indemnity plan, an 11.0% annual rate of increase in the pre-65 per capita cost of covered health care was used for 2002. The rate was assumed to decrease to 10.0% for 2003, 9.5% for 2004, then decrease by 0.5% per year through 2007, then to a rate of 5.5% in 2013 and beyond. The annual rate of increase for post-65 per capita cost of covered care for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnity plan was 14.0% for 2002, decreasing by 1.0% to a rate of 8.0% in 2008, then decreasing by 0.5% to an ultimate rate of 5.5%.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Total of Service and Interest Cost Components	$3	$(3)
Effect on Benefit Obligation	48	(42)

      In connection with the 2002 restructuring plan, curtailment and special termination benefits costs were $37 million for pension benefits and $7 million for postretirement benefits.

      RJR and its subsidiaries sponsor a qualified defined contribution plan, and following a participant’s contribution, match 50% based on a maximum of 6% of a participant’s compensation. The expense related to this plan was $12 million in each of 2002, 2001 and 2000.

Note 19 — Segment Information

      RJR has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2002. Those brands, and its other brands, including VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

      The disclosures classified as all other include the total assets and results of operations of Santa Fe, which was acquired by RJR on January 16, 2002. Santa Fe’s total assets and results of operations do not meet the materiality criteria to be reportable. Santa Fe manufactures cigarettes under the NATURAL AMERICAN SPIRIT brand and other tobacco products in the United States and markets its products primarily in the United States. Santa Fe also has a small, but growing, international tobacco business.

      On July 15, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, is initially marketing its products in France, Spain, the Canary Islands and Italy. As a part of the transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand to the joint venture. The investment is accounted for using the equity method. Segment disclosures related to RJR’s interest in the joint venture are included in the classification all other.

      Corporate assets consist primarily of cash and short-term investments. There are no material intersegment sales. RJR had no material net sales, operating income or assets related to international operations during 2002, 2001 or 2000. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment Data:

	2002	2001	2000

Net sales:
RJR Tobacco	$6,026	$6,195	$6,013
All other	185	74	72

Consolidated net sales	$6,211	$6,269	$6,085

Operating income:
RJR Tobacco	$733	$926	$848
All other	73	25	23
Corporate expense	(27)	(33)	(43)

Consolidated operating income	$779	$918	$828

Assets:
RJR Tobacco	$11,968	$13,233	$13,488
All other	693	269	261
Corporate	1,990	1,620	1,805

Consolidated assets	$14,651	$15,122	$15,554

Capital expenditures:
RJR Tobacco	$94	$69	$55
All other	17	5	5

Consolidated capital expenditures	$111	$74	$60

Depreciation expense:
RJR Tobacco	$180	$126	$117
All other	4	3	2

	$184	$129	$119

      Sales made by RJR Tobacco to McLane Company, Inc. and its affiliate, Wal-Mart Stores, Inc., comprised 20% of RJR’s consolidated revenue in both 2002 and 2001 and 19% in 2000. No other customer accounted for 10% or more of RJR’s revenue during those years.

      For further information related to restructuring and asset impairment charges, see note 3 to the consolidated financial statements. For further information related to trademark impairment charges, see note 4 to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Results of Operations (Unaudited)

2002	First	Second	Third	Fourth

Net sales	$1,515	$1,705	$1,585	$1,406
Gross profit	633	729	600	517
Income (loss) from continuing operations	167	211	139	(99)
Discontinued operations, net of income taxes	—	—	—	40
Cumulative effect of accounting change, net of income taxes	(502)	—	—	—
Net income (loss)	(335)	211	139	(59)
Per share data (2):
Basic:
Income (loss) from continuing operations	1.83	2.35	1.58	(1.16)
Discontinued operations, net of income taxes	—	—	—	0.47
Cumulative effect of accounting change, net of income taxes	(5.49)	—	—	—
Net income (loss)	(3.66)	2.35	1.58	(0.69)
Diluted:
Income (loss) from continuing operations	1.79	2.29	1.56	(1.16)
Discontinued operations, net of income taxes	—	—	—	0.47
Cumulative effect of accounting change, net of income taxes	(5.37)	—	—	—
Net income (loss)	(3.58)	2.29	1.56	(0.69)

2001

Net sales (1)	$1,456	$1,704	$1,628	$1,481
Gross profit	619	728	712	650
Income from continuing operations	100	127	128	89
Discontinued operations, net of income taxes	—	—	(9)	—
Net income	100	127	119	89
Per share data (2):
Basic:
Income from continuing operations	1.00	1.29	1.34	0.95
Discontinued operations, net of income taxes	—	—	(0.10)	—
Net income	1.00	1.29	1.24	0.95
Diluted:
Income from continuing operations	0.98	1.26	1.31	0.93
Discontinued operations, net of income taxes	—	—	(0.09)	—
Net income	0.98	1.26	1.22	0.93

(1)	Restated for adoption of EITF No. 00-25, as codified by EITF No. 01-9, requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be classified as a reduction to net sales rather than as selling, general and administrative expenses.
(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2002
Net sales	$—	$6,098	$170	$(57)	$6,211
Cost of products sold	—	3,740	49	(57)	3,732
Selling, general and administrative expenses	25	1,667	(229)	—	1,463
Restructuring and asset impairment charges	2	221	1	—	224
Trademark impairment charge	—	—	13	—	13
Interest and debt expense	136	11	—	—	147
Interest income	(11)	(49)	(2)	—	(62)
Intercompany interest (income) expense	(19)	155	(136)	—	—
Intercompany dividend	(1,098)	(644)	—	1,742	—
Other expense (income), net	(3)	13	1	—	11

Income from continuing operations before income taxes	968	984	473	(1,742)	683
Provision for (benefit from) income taxes	(71)	143	193	—	265
Equity income (loss) from subsidiaries	660	(286)	8	(382)	—

Income from continuing operations	1,699	555	288	(2,124)	418
Gain on sale of discontinued businesses, net of income taxes	—	40	—	—	40

Income before cumulative effect of accounting change	1,699	595	288	(2,124)	458
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$1,699	$632	$(251)	$(2,124)	$(44)

For the Year Ended December 31, 2001
Net sales	$—	$6,269	$50	$(50)	$6,269
Cost of products sold	—	3,607	3	(50)	3,560
Selling, general and administrative expenses	32	1,749	(352)	—	1,429
Amortization of trademarks and goodwill	—	260	102	—	362
Interest and debt expense	138	12	—	—	150
Interest income	(4)	(129)	(4)	—	(137)
Intercompany interest (income) expense	(10)	274	(264)	—	—
Intercompany dividend	(1,632)	(698)	—	2,330	—
Other expense (income), net	(3)	16	—	—	13

Income from continuing operations before income taxes	1,479	1,178	565	(2,330)	892
Provision for (benefit from) income taxes	(51)	300	199	—	448
Equity income (loss) from subsidiaries	1,235	357	—	(1,592)	—

Income from continuing operations	2,765	1,235	366	(3,922)	444
Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$2,765	$1,235	$357	$(3,922)	$435

For the Year Ended December 31, 2000
Net sales	$—	$6,087	$48	$(50)	$6,085
Cost of products sold	—	3,483	3	(50)	3,436
Selling, general and administrative expenses	42	1,642	(315)	—	1,369
Amortization of trademarks and goodwill	—	260	106	—	366
Impairment charge	—	—	89	—	89
Other operating expense	—	(3)	—	—	(3)
Interest and debt expense	164	4	—	—	168
Interest income	(1)	(111)	(7)	—	(119)
Intercompany interest (income) expense	(11)	394	(383)	—	—
Intercompany dividend	(238)	(861)	—	1,099	—
Other expense (income), net	6	26	(1)	—	31

Income before income taxes	38	1,253	556	(1,099)	748
Provision for (benefit from) income taxes	(64)	264	196	—	396
Equity income (loss) from subsidiaries	2,825	360	—	(3,185)	—

Income before extraordinary item	2,927	1,349	360	(4,284)	352
Extraordinary item—gain (loss) on acquisition, net of income taxes	(1)	1,476	—	—	1,475

Net income (loss)	$2,926	$2,825	$360	$(4,284)	$1,827

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2002
Cash flows from operating activities	$824	$710	$721	$(1,766)	$489

Cash flows from (used in) investing activities:
Purchases of short-term investments	(504)	(4)	—	—	(508)
Proceeds from short-term investments	—	120	—	—	120
Capital Expenditures	—	(98)	(13)	—	(111)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Other, net	—	18	—	—	18
Intercompany notes receivable	214	160	(386)	12	—

Net cash flows from (used in) investing activities	(629)	196	(399)	12	(820)

Cash flows from (used in) financing activities:
Repurchase of common stock	(511)	—	—	—	(511)
Dividends paid on common stock	(335)	(1,098)	(644)	1,742	(335)
Repayments of long-term debt	(43)	—	—	—	(43)
Proceeds from issuance of long-term debt	745	—	—	—	745
Proceeds from exercise of stock options	39	—	—	—	39
Intercompany notes payables	188	(536)	336	12	—

Net cash flows from (used in) financing activities	83	(1,634)	(308)	1,754	(105)

Net change in cash and cash equivalents	278	(728)	14	—	(436)
Cash and cash equivalents at beginning of year	185	1,734	101	—	2,020

Cash and cash equivalents at end of year	$463	$1,006	$115	$—	$1,584

For the Year Ended December 31, 2001
Cash flows from operating activities	$1,003	$895	$420	$(1,692)	$626

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(207)	—	—	(207)
Intercompany notes receivable	(5)	(9)	281	(267)	—
Other, net	—	(85)	(15)	—	(100)

Net cash flows from (used in) investing activities	(5)	(301)	266	(267)	(307)

Cash flows from (used in) financing activities:
Repurchase of common stock	(494)	—	—	—	(494)
Dividends paid on common stock	(320)	(994)	(698)	1,692	(320)
Repayments of long-term debt	(73)	—	—	—	(73)
Proceeds from exercise of stock options	45	—	—	—	45
Intercompany notes payables	15	(290)	8	267	—

Net cash flows used in financing activities	(827)	(1,284)	(690)	1,959	(842)

Net change in cash and cash equivalents	171	(690)	(4)	—	(523)
Cash and cash equivalents at beginning of year	14	2,424	105	—	2,543

Cash and cash equivalents at end of year	$185	$1,734	$101	$—	$2,020

For the Year Ended December 31, 2000
Cash flows from operating activities	$615	$641	$432	$(1,098)	$590

Cash flows from (used in) investing activities:
Short-term investments	—	109	1	—	110
Intercompany notes receivable	2	34	811	(847)	—
Net proceeds from acquisition	—	1,519	—	—	1,519
Other, net	(5)	(50)	(1)	—	(56)

Net cash flows from (used in) investing activities	(3)	1,612	811	(847)	1,573

Cash flows from (used in) financing activities:
Repurchase of common stock	(231)	—	—	—	(231)
Dividends paid on common stock	(322)	(238)	(860)	1,098	(322)
Repayments of long-term debt	(387)	—	—	—	(387)
Intercompany notes payables	1	(470)	(377)	846	—
Other, net	238	(164)	(16)	1	59

Net cash flows used in financing activities	(701)	(872)	(1,253)	1,945	(881)

Net cash flows related to discontinued operations	103	(19)	—	—	84

Net change in cash and cash equivalents	14	1,362	(10)	—	1,366
Cash and cash equivalents at beginning of year	—	1,062	115	—	1,177

Cash and cash equivalents at end of year	$14	$2,424	$105	$—	$2,543

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

December 31, 2002
Assets
Cash and cash equivalents	$463	$1,006	$115	$—	$1,584
Short-term investments	504	91	—	—	595
Assets held for sale	—	76	2	—	78
Other current assets	80	2,043	70	(458)	1,735
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	360	174	3,436	(3,970)	—
Investment in subsidiaries	8,705	4,834	8	(13,547)	—
Other noncurrent assets	188	1,258	38	—	1,484

Total assets	$10,300	$16,357	$5,969	$(17,975)	$14,651

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$8	$—	$—	$8
Tobacco settlement and related accruals	—	1,536	7	—	1,543
Other current liabilities	1,233	1,079	22	(458)	1,876
Intercompany notes payable	257	3,369	344	(3,970)	—
Long-term debt (less current maturities)	1,755	—	—	—	1,755
Other noncurrent liabilities	339	1,669	745	—	2,753
Stockholders’ equity	6,716	8,696	4,851	(13,547)	6,716

Total liabilities and stockholders’ equity	$10,300	$16,357	$5,969	$(17,975)	$14,651

December 31, 2001
Assets
Cash and cash equivalents	$185	$1,734	$101	$—	$2,020
Short-term investments	—	207	—	—	207
Other current assets	95	2,055	37	(486)	1,701
Trademarks, net	—	—	2,773	—	2,773
Goodwill, net	—	6,875	—	—	6,875
Intercompany notes receivable	146	14	3,822	(3,982)	—
Investment in subsidiaries	10,585	5,772	—	(16,357)	—
Other noncurrent assets	65	1,496	16	(31)	1,546

Total assets	$11,076	$18,153	$6,749	$(20,856)	$15,122

Liabilities and stockholders’ equity
Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520
Other current liabilities	664	1,080	14	(486)	1,272
Intercompany notes payable	69	3,905	8	(3,982)	—
Long-term debt (less current maturities)	1,534	97	—	—	1,631
Other noncurrent liabilities	783	947	974	(31)	2,673
Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

Total liabilities and stockholders’ equity	$11,076	$18,153	$6,749	$(20,856)	$15,122

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Item 10 is incorporated by reference to “Item 1: Election of Class I Directors” and “Stock Ownership-Section 16(a) beneficial ownership of reporting compliance” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 19, 2003. For information regarding the executive officers, see “Executive Officers and Certain Significant Employees of the Registrant” in Item 4 of Part I of this report.

Item 11.	Executive Compensation

      Item 11 is incorporated by reference to “Executive Compensation and Transactions with Management” and to “Item 1: Election of Class I Directors — Compensation Committee interlocks and insider participation” and “— Director compensation” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 19, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Item 12 is incorporated by reference to “Stock Ownership” of RJR’s Definitive Proxy Statement to be filed with the SEC on or before March 19, 2003.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Controls and Procedures

(a)	RJR’s chief executive officer and chief financial officer have concluded that RJR’s disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

(b)	There have been no significant changes in RJR’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (c) below

(b)	RJR filed a Current Report on Form 8-K, dated December 20, 2002, disclosing Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement, dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent.

(c)	The following exhibits are filed as part of this report, Exhibit Numbers 10.20 through 10.69 are management contracts, compensatory plans or arrangements:

Exhibit
Number

2.1	Distribution Agreement dated as of May 12, 1999, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-A filed May 19, 1999).
2.2	Amendment No. 1, dated as of June 28, 2001, to the Distribution Agreement, dated as of May 12, 1999, among RJR Nabisco Holdings Corp. (now known as RJR Acquisition Corp.), RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco Holdings, Inc.) and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 1, 2001).
2.3	Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed May 28, 1999).
2.4	Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
2.5	Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
2.6	Letter dated October 19, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., electing that Nabisco Group Holdings Corp. be merged with and into RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
2.7	Letter dated November 20, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated December 11, 2000).
2.8	Letter dated October 27, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., agreeing that it will pay or cause to be paid to stockholders of Nabisco Group Holdings Corp., in circumstances described in Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and Plan of Merger) and $11.729 billion (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
3.1	Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated June 14, 1999).

Exhibit
Number

3.2	Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed April 27, 2001).
4.1	Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 14, 1999).
4.2	Amendment No. 1, dated as of August 9, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed August 19, 2002).
4.3	Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed December 20, 2002).
4.4	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.5	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-A filed May 19, 1999).
4.6	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-A filed May 19, 1999).
4.7	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-A filed May 19, 1999).
4.8	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.9	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 15, 2002).
4.10	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 15, 2002).
4.11	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 15, 2002).
10.1	Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 1, 2002).
10.2	First Amendment to the Credit Agreement dated as of January 17, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement.

Exhibit
Number

10.3	Third Amended and Restated Subsidiary Guaranty by R. J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended and restated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.4	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-A filed May 19, 1999).
10.5	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 1999).
10.6	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.7	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.8	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.9	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.10	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 12, 1999).
10.11	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated August 25, 1997).
10.12	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated January 16, 1998).
10.13	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit
Number

10.14	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.15	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.16	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.17	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.18	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.19	Master Settlement Agreement (the “MSA”) dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant’s Form 8-K dated November 23, 1998).
10.20	Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000).
10.21	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.22	Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.23	Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.24	Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.25	R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 15, 1999).
10.26	Amendments to the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 5, 2001 (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

Exhibit
Number

10.27	Amendment No. 2 to R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 10, 2002.
10.28	Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.29	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.30	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.31	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated June 15, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.32	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.33	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.34	Form of Amendment No. 2 to Tandem Restricted Stock/Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.35	Amendment No. 3 to Tandem Restricted Stock/Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999.
10.36	Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).
10.37	Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).
10.38	Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).

Exhibit
Number

10.39	Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
10.40	Form of Performance Unit Agreement (one-year vesting) dated February 6, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 1, 2002).
10.41	Form of Restricted Stock Agreement dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.42	Form of Performance Unit Agreement (three-year vesting) dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.43	Form of Amendment No. 1 to Restricted Stock Agreements dated as of December 10, 2002, amending the Restricted Stock Agreements dated February 2, 2000, January 31, 2001 and July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.44	Amendment No. 1 to Performance Unit Agreements dated December 5, 2001, amending the Performance Unit agreements dated February 2, 2000 and January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.45	Form of Performance Unit Agreement (one-year vesting) dated February 5, 2003, between R.J. Reynolds Holdings, Inc. and the grantee named therein
10.46	R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 Amended and Restated Effective January 1, 2002 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.47	Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.48	Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.49	Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.50	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.51	Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

Exhibit
Number

10.52	RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.53	Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 9, 1989).
10.54	Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.55	Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994).
10.56	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.57	Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant’s Schedule 14D-9 filed on November 8, 1988).
10.58	Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989).
10.59	Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.60	Amendment dated January 4, 2002, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988 and June 7, 1999, between R.J. Reynolds Tobacco Holdings, Inc. (formerly known as RJR Nabisco, Inc.) and Andrew J. Schindler (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.61	Change of Control Letter Agreement dated October 25, 1999, by and among R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.62	Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).
10.63	Amendment dated October 25, 1999, to the Participation Agreement — R.J. Reynolds Supplemental Executive Retirement Plan dated as of December 28, 1995, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

Exhibit
Number

10.64	Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.65	Offer of Employment Letter dated June 12, 2002, by R.J. Reynolds Tobacco Holdings, Inc. to Richard H. Bogan, accepted by Mr. Bogan on June 18, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 1, 2002).
10.66	Severance Agreement dated July 10, 2002, by and between R.J. Reynolds Tobacco Holdings, Inc. and Kenneth J. Lapiejko (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 1, 2002).
10.67	Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.68	Form of Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.69	Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
99.1	Expanded Litigation Disclosure.
99.2	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K for the year ended December 31, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the year ended December 31, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: March 3, 2003

By:	/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President,
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANDREW J. SCHINDLER Andrew J. Schindler	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	March 3, 2003

/s/ RICHARD H. BOGAN Richard H. Bogan	Executive Vice President and Chief Financial Officer (principal financial officer)	March 3, 2003

/s/ THOMAS R. ADAMS Thomas R. Adams	Senior Vice President and Controller (principal accounting officer)	March 3, 2003

/s/ MARY K. BUSH Mary K. Bush	Director	March 3, 2003

/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 3, 2003

/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	Director	March 3, 2003

/s/ E.V. GOINGS E.V. Goings	Director	March 3, 2003

/s/ DENISE ILITCH Denise Ilitch	Director	March 3, 2003

/s/ JOHN G. MEDLIN, JR. John G. Medlin, Jr.	Director	March 3, 2003

/s/ NANA MENSAH Nana Mensah	Director	March 3, 2003

/s/ JOSEPH P. VIVIANO Joseph P. Viviano	Director	March 3, 2003

/s/ THOMAS C. WAJNERT Thomas C. Wajnert	Director	March 3, 2003

CERTIFICATIONS

I, Andrew J. Schindler, certify that:

      1. I have reviewed this annual report on Form 10-K of R.J. Reynolds Tobacco Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President and
Chief Executive Officer

Date: March 3, 2003

I, Richard H. Bogan, certify that:

      1. I have reviewed this annual report on Form 10-K of R.J. Reynolds Tobacco Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and
Chief Financial Officer

Date: March 3, 2003

EXHIBIT INDEX

Exhibit
Number

2.1	Distribution Agreement dated as of May 12, 1999, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-A filed May 19, 1999).
2.2	Amendment No. 1, dated as of June 28, 2001, to the Distribution Agreement, dated as of May 12, 1999, among RJR Nabisco Holdings Corp. (now known as RJR Acquisition Corp.), RJR Nabisco, Inc. (now known as R.J. Reynolds Tobacco Holdings, Inc.) and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 1, 2001).
2.3	Certificate of Merger and Agreement and Plan of Merger among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed May 28, 1999).
2.4	Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
2.5	Amendment No. 1, dated September 20, 2000, to the Agreement and Plan of Merger dated as of June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
2.6	Letter dated October 19, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., electing that Nabisco Group Holdings Corp. be merged with and into RJR Acquisition Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
2.7	Letter dated November 20, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., withdrawing its previous election made on October 19, 2000, and electing that RJR Acquisition Corp. be merged with and into Nabisco Group Holdings Corp. under the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp. (incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated December 11, 2000).
2.8	Letter dated October 27, 2000, from R.J. Reynolds Tobacco Holdings, Inc. to Nabisco Group Holdings Corp., agreeing that it will pay or cause to be paid to stockholders of Nabisco Group Holdings Corp., in circumstances described in Section 2.02(b) of the Agreement and Plan of Merger dated as of June 25, 2000, as amended, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc. and RJR Acquisition Corp., an amount equal to 100% of the difference between the Net Proceeds (as defined in the Agreement and Plan of Merger) and $11.729 billion (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 3, 2000).
3.1	Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated June 14, 1999).

Exhibit
Number

3.2	Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed April 27, 2001).
4.1	Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 14, 1999).
4.2	Amendment No. 1, dated as of August 9, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed August 19, 2002).
4.3	Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed December 20, 2002).
4.4	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.5	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-A filed May 19, 1999).
4.6	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992 between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-A filed May 19, 1999).
4.7	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-A filed May 19, 1999).
4.8	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.9	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 15, 2002).
4.10	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 15, 2002).
4.11	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 15, 2002).
10.1	Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 1, 2002).
10.2	First Amendment to the Credit Agreement dated as of January 17, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement.

Exhibit
Number

10.3	Third Amended and Restated Subsidiary Guaranty by R. J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended and restated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.4	Guarantee dated as of May 18, 1999, by R. J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-A filed May 19, 1999).
10.5	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 1999).
10.6	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.7	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.8	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.9	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R. J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.10	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R. J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 12, 1999).
10.11	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated August 25, 1997).
10.12	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated January 16, 1998).
10.13	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).

Exhibit
Number

10.14	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.15	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.16	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.17	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.18	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.19	Master Settlement Agreement (the “MSA”) dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant’s Form 8-K dated November 23, 1998).
10.20	Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000).
10.21	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.22	Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.23	Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.24	Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.25	R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 15, 1999).
10.26	Amendments to the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 5, 2001 (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

Exhibit
Number

10.27	Amendment No. 2 to R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 10, 2002.
10.28	Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.29	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.30	Form of Tandem Restricted Stock/Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.31	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated June 15, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.32	Form of Tandem Restricted Stock/Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.33	Amendment No. 1 to Tandem Restricted Stock/Stock Option Agreement Dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.34	Form of Amendment No. 2 to Tandem Restricted Stock/Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.35	Amendment No. 3 to Tandem Restricted Stock/Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/Stock Option Agreements dated June 15 and July 28, 1999.
10.36	Form of Restricted Stock Agreement dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).
10.37	Form of Performance Unit Agreement (three-year vesting) dated February 2, 2000, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 8, 2000).
10.38	Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).

Exhibit
Number

10.39	Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
10.40	Form of Performance Unit Agreement (one-year vesting) dated February 6, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 1, 2002).
10.41	Form of Restricted Stock Agreement dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.42	Form of Performance Unit Agreement (three-year vesting) dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.43	Form of Amendment No. 1 to Restricted Stock Agreements dated as of December 10, 2002, amending the Restricted Stock Agreements dated February 2, 2000, January 31, 2001 and July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.44	Amendment No. 1 to Performance Unit Agreements dated December 5, 2001, amending the Performance Unit agreements dated February 2, 2000 and January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.45	Form of Performance Unit Agreement (one-year vesting) dated February 5, 2003, between R.J. Reynolds Holdings, Inc. and the grantee named therein
10.46	R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 Amended and Restated Effective January 1, 2002 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.47	Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.48	Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.49	Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.50	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.51	Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).

Exhibit
Number

10.52	RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.53	Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed March 9, 1989).
10.54	Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.55	Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, filed February 24, 1994).
10.56	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.57	Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant’s Schedule 14D-9 filed on November 8, 1988).
10.58	Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989).
10.59	Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.60	Amendment dated January 4, 2002, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988 and June 7, 1999, between R.J. Reynolds Tobacco Holdings, Inc. (formerly known as RJR Nabisco, Inc.) and Andrew J. Schindler (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.61	Change of Control Letter Agreement dated October 25, 1999, by and among R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.62	Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan, for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).
10.63	Amendment dated October 25, 1999, to the Participation Agreement — R.J. Reynolds Supplemental Executive Retirement Plan dated as of December 28, 1995, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

Exhibit
Number

10.64	Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.65	Offer of Employment Letter dated June 12, 2002, by R.J. Reynolds Tobacco Holdings, Inc. to Richard H. Bogan, accepted by Mr. Bogan on June 18, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 1, 2002).
10.66	Severance Agreement dated July 10, 2002, by and between R.J. Reynolds Tobacco Holdings, Inc. and Kenneth J. Lapiejko (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 1, 2002).
10.67	Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.68	Form of Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.69	Form of Amendment to Special Severance Benefits Letter Agreement between R. J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2002.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
99.1	Expanded Litigation Disclosure.
99.2	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K for the year ended December 31, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the year ended December 31, 2002, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.