Form 10-Q
period 2003-03-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2003-05-15
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 84,315,720 shares of common stock, par value $.01 per share, as of April 17, 2003

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2003	2002

Net sales[1]	$1,218	$1,515
Costs and expenses:
Cost of products sold[1,2]	749	882
Selling, general and administrative expenses	334	336

Operating income	135	297
Interest and debt expense	36	36
Interest income	(10)	(16)
Other (income) expense, net	(7)	3

Income before income taxes	116	274
Provision for income taxes	45	107

Income before cumulative effect of accounting change	71	167
Cumulative effect of accounting change, net of $328 of income taxes	—	(502)

Net income (loss)	$71	$(335)

Basic income (loss) per share:
Income before cumulative effect of accounting change	$0.84	$1.83
Cumulative effect of accounting change	—	(5.49)

Net income (loss)	$0.84	$(3.66)

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$0.84	$1.79
Cumulative effect of accounting change	—	(5.37)

Net income (loss)	$0.84	$(3.58)

Dividends declared per share	$0.95	$0.875

[1]	Excludes excise taxes of $375 million and $428 million for the three months ended March 31, 2003 and 2002, respectively.

[2]	Includes settlement expense of $462 million and $618 million for the three months ended March 31, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$71	$(335)
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	—	502
Depreciation and amortization	53	36
Deferred income tax expense (benefit)	(33)	2
Changes in other working capital items, net of acquisition	(34)	(105)
Changes in tobacco settlement and related expenses	(167)	(41)
Other, net	31	22

Net cash flows from (used in) operating activities	(79)	81

Cash flows from (used in) investing activities:
Capital expenditures	(8)	(19)
Purchases of short-term investments	(2)	—
Purchases of long-term investments	(11)	—
Acquisition, net of cash acquired	—	(329)

Net cash flows used in investing activities	(21)	(348)

Cash flows from (used in) financing activities:
Repurchase of common stock	(71)	(127)
Dividends paid on common stock	(82)	(83)
Proceeds from exercise of stock options	1	9

Net cash flows used in financing activities	(152)	(201)

Net change in cash and cash equivalents	(252)	(468)
Cash and cash equivalents at beginning of period	1,584	2,020

Cash and cash equivalents at end of period	$1,332	$1,552

Income taxes paid, net of refunds	$15	$(119)
Interest paid	$12	$10
Tobacco settlement and related expense payments	$608	$631

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,332	$1,584
Short-term investments	597	595
Accounts and notes receivable, net of allowance	94	96
Inventories	751	762
Deferred income taxes	601	588
Other current assets	211	289
Assets held for sale	89	78

Total current assets	3,675	3,992
Property, plant and equipment, net of accumulated depreciation	925	940
Trademarks, net of accumulated amortization	2,085	2,085
Goodwill, net of accumulated amortization	7,090	7,090
Other assets and deferred charges	537	544

	$14,312	$14,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45	$60
Tobacco settlement and related accruals	1,376	1,543
Accrued liabilities and other	975	1,075
Current maturities of long-term debt	741	741
Liabilities related to assets held for sale	13	8

Total current liabilities	3,150	3,427
Long-term debt (less current maturities)	1,757	1,755
Deferred income taxes	1,210	1,236
Long-term retirement benefits	1,214	1,176
Other noncurrent liabilities	344	341
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 2003 — 115,440,073; 2002 — 115,413,501)	1	1
Paid-in capital	7,400	7,401
Retained earnings	1,208	1,217
Accumulated other comprehensive loss	(599)	(598)
Unamortized restricted stock	(14)	(19)

	7,996	8,002
Less treasury stock (shares: 2003 — 31,123,894; 2002 — 29,365,197), at cost	(1,359)	(1,286)

Total stockholders’ equity	6,637	6,716

	$14,312	$14,651

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

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated. We have no investments in entities greater than 20% for which we account by the cost method, and we have no investments in non-consolidated entities greater than 50% for which we account by the equity method.

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2002. For comparability, certain reclassifications were made to conform prior periods to the current presentation format.

      All dollar amounts are presented in millions unless otherwise noted.

Recently Adopted Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

      RJR adopted the prospective method of transition of SFAS No. 148 effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table illustrates the effect on net income and income per share if RJR had applied the fair value recognition provisions of SFAS No. 123:

	For the Three Months
	Ended March 31,

	2003	2002

Net income (loss), as reported	$71	$(335)
Add: Total stock-based employee compensation expense for stock plans with grants prior to January 1, 2003 included in net income, net of tax	—	6
Deduct: Total stock-based employee compensation expense for stock plans with grants prior to January 1, 2003 determined under fair value based method for all awards, net of tax	2	3

Pro forma net income (loss)	$69	$(332)

Earnings (loss) per share:
Basic — as reported	$0.84	$(3.66)
Basic — pro forma	0.82	(3.63)
Diluted — as reported	0.84	(3.58)
Diluted — pro forma	0.81	(3.55)

      The provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 had no material impact on RJR’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was effective February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective July 31, 2003 for variable interest entities created prior to February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 should be applied prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. RJR does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2 — Restructuring

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      The components of the charges recorded and utilized through March 31, 2003 were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(4)	—	—	(4)

Balance, March 31, 2003	$54	$—	$5	$59

      The employee severance and benefits relate to workforce reductions of 572 full-time employees, in operations support and corporate functions. The reductions are expected to be substantially completed by the end of the second quarter of 2003. As of March 31, 2003, 291 reductions had been completed.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group include $18 million of accounts receivable, $56 million of inventories, $15 million of property, plant and equipment and $13 million of accounts payable and accrued liabilities. RJR Tobacco expects to complete the sale of one of the businesses in the second quarter of 2003 and the sale of the remaining business by the end of 2003. For assets held for sale in which a continuing business relationship is intended, SFAS No. 144 requires that their results of operations be reported in continuing operations.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.

      The cash portion of the restructuring charge primarily relates to employee severance costs and is expected to be $68 million. As of March 31, 2003, $4 million of this amount had been paid.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Income (Loss) Per Share

      The components of the calculation of income (loss) per share were:

	For the Three Months
	Ended March 31,

	2003	2002

Income before cumulative effect of accounting change	$71	$167
Cumulative effect of accounting change	—	(502)

Net income (loss)	$71	$(335)

Basic weighted average shares, in thousands[1]	84,031	91,426
Effect of dilutive potential shares:
Options	513	1,451
Restricted stock	408	680

Diluted weighted average shares, in thousands	84,952	93,557

[1]	Outstanding shares of contingently issuable restricted stock of 0.9 million and 1.7 million were excluded from the basic share calculation for the quarters ended March 31, 2003 and 2002, respectively, as the related vesting provisions had not been met.

Note 4 — Inventories

      The major components of inventories were:

	March 31,	December 31,
	2003	2002

Leaf tobacco	$596	$599
Raw materials	18	18
Work in process	35	35
Finished products	117	110
Other	28	26

Total	794	788
Less LIFO allowance	43	26

	$751	$762

      During the first quarter of 2003, RJR recorded income of $3.4 million from expected annual LIFO inventory layer liquidation.

Note 5 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the first quarter of 2003, 30 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 159 cases were dismissed or otherwise resolved without trial in their favor. On March 31, 2003, there were 1,521 active cases pending (including approximately 1,078 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,710 on March 31, 2002, and 1,662 on March 31, 2001. As of April 17, 2003, 1,518 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees:

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

1,505 in the United States; 9 in Puerto Rico; 2 in Israel; and 2 in Canada. The U.S. case number does not include the 2,790 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 17, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,090 in West Virginia (1,078 remain pending in the consolidated action); 99 in Florida; 59 in California; 41 in Mississippi; 36 in New York; 27 in Nevada; 23 in Louisiana; 15 in Alabama; 12 in each of Iowa and Missouri; 10 in Maryland; 9 in Massachusetts; 7 in each of Georgia, Illinois and New Jersey; 6 in the District of Columbia; 5 in Minnesota; 4 in each of Arizona, Pennsylvania and Tennessee; 3 in each of Connecticut, New Hampshire and Texas; 2 in each of Kansas, North Carolina, Ohio, South Carolina and Utah; and 1 in each of Kentucky, Maine, Michigan, North Dakota, New Mexico, Oregon, South Dakota, Washington and Wisconsin. Of the 1,505 active U.S. cases, 136 are pending in federal court, 1,367 in state court and two in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of April 17, 2003; the changes in the number of cases by case type since February 4, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Annual Report on Form 10-K for the year ended December 31, 2002; and a cross-reference to the discussion of each case type.

		Change in Number
	Number of Cases	of Cases since	Page
Case Type	as of April 17, 2003	February 4, 2003	Reference

Individual Smoking and Health	1,359	-18	17
Flight Attendant-ETS (Broin II)	2,790	-1	17
Class Action	47	-2	18
Governmental Health-Care Cost Recovery	31	-2	21
Other Health-Care Cost Recovery and Aggregated Claims	11	+3	24
Master Settlement Agreement-Enforcement and Validity	8	+1	25
Asbestos Contribution	5	No Change	26
Antitrust	39	No Change	26
Other Litigation	18	+6	28

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

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $608 million and $631 million during the three months ended March 31, 2003 and 2002, respectively, and $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See ‘— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

      Certain Terms and Phrases. Certain terms and phrases that are used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer generally to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. As a general proposition, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding, based on a higher burden of proof than is required for a finding of liability for compensatory damages, that a defendant has acted, e.g., willfully, maliciously or fraudulently, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against RJR Tobacco. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their consistently successful defense of tobacco-related litigation in the past will continue in the future. RJR and RJR Tobacco have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that RJR, RJR Tobacco and their counsel believe have a valid basis in law and fact. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      Neither RJR Tobacco nor its affiliates, including RJR, have paid any damages as the result of a final judgment entered after a fully litigated smoking and health tobacco litigation claim (i.e., after all appeals have been exhausted), and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims.

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class Actions.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the state-specific settlements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the state-specific settlements were brought by the states to recover health-care costs paid on behalf of state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the state-specific settlements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not plaintiffs in any of the smoking and health cases remaining against RJR or RJR Tobacco. Although RJR Tobacco continues to be a defendant in certain health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as unions, hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR or RJR Tobacco. RJR and RJR Tobacco believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel the dismissal of the similar pending cases.

      Finally, in the Department of Justice case brought against various industry members, including RJR Tobacco, the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during the remainder of 2003. The following table lists the trial schedule, as of April 17, 2003, for RJR Tobacco or its affiliates, through 2003.

Trial Date	Case Name	Case Type	Jurisdiction

June 18, 2001	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
June 6, 2003	In Re Tobacco Litigation-Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
June 23, 2003	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Routh v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
June 23, 2003	Williams v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
July 14, 2003	Leon v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
August 4, 2003	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Menchini v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

August 4, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
August 18, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Sargeant v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Brevard County (Cocoa, FL)
September 8, 2003	Smith v. Philip Morris Cos., Inc.	Antitrust	District Court, Seward County (Liberal, KS)
September 15, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
September 22, 2003	Brown v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 19, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
October 14, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	King v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
October 21, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Madison County (Edwardsville, IL)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)

      Trial Results. Since January 1, 1999, 28 smoking and health, and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 17 of the 28 cases. Three of the cases resulted in a mistrial. Of the 17 RJR Tobacco wins, five were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 6, 2003, however, plaintiffs filed an appeal to the California Court of Appeals. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. Most recently, on February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co. (an individual smoker case).

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA-Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument heard November 6, 2002; decision pending
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the United States Court of Appeals for the Second Circuit; briefing complete; oral argument occurred on February 13, 2003; decision pending.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida; briefing complete; oral argument scheduled for May 14, 2003
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; RJR Tobacco’s opening brief was filed February 12, 2003; appellee’s brief due May 13, 2003
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief due May 20, 2003
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to United States Court of Appeals for the First Circuit; appellant’s opening brief due May 8, 2003

      Additionally, since January 1, 1999, verdicts have been returned in 19 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 11 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, New York, Ohio, Pennsylvania, Rhode Island and Texas. In the first quarter of 2003, Philadelphia and New

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

York state court juries returned verdicts in favor of Philip Morris on January 27, 2003 and February 20, 2003, respectively. Verdicts in favor of plaintiffs were returned in eight cases, three of which were tried in California, two in each of Florida and Oregon and one in Illinois. Defendants’ appeals or post-trial motions are pending in these cases. Most recently, on March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris) (a lights class-action case discussed below), and on April 3, 2003, a Florida state court jury reached a verdict against Philip Morris and Brown & Williamson on Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages.

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

Individual Smoking and Health Cases

      As of April 17, 2003, approximately 1,359 individual cases were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs (but does not include the Broin II cases discussed below). A total of 1,347 of the pending cases are brought by or on behalf of individual smokers or their survivors. Twelve of the cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      In the first quarter of 2003, RJR Tobacco prevailed in the two individual cases that were tried. In Lucier v. Philip Morris, Inc., a California state court jury found in favor of RJR Tobacco and Philip Morris, Inc. on February 7, 2003. Plaintiffs filed a motion for a new trial that was denied on April 10, 2003. Most recently, on February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris, Inc. in Allen v. R. J. Reynolds Tobacco Co.

      On February 22, 2002, in Burton v. R.J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and 1 percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit, and filed its opening appellate brief on February 12, 2003. Appellee’s brief is due on May 13, 2003.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. Plaintiffs are appealing the ruling to the United States Court of Appeals for the First Circuit.

Broin II Cases

      As of April 17, 2003, approximately 2,790 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

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

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. Defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Their initial brief is due on May 20, 2003.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. Defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. Their opening brief is due on June 9, 2003.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. Plaintiff’s post-verdict motions were denied on January 28, 2003. Plaintiff noticed an appeal to Florida’s Third District Court of Appeal on February 28, 2003.

      Most recently, a Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc. On February 14, 2003, plaintiff filed a motion for a new trial, which was denied on April 24, 2003.

Class-Action Suits

      As of April 17, 2003, approximately 47 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Illinois, Louisiana, Missouri, Nevada, New York, Ohio, Oregon, Tennessee, Texas, Utah and West Virginia. Twenty-five virtually identical class-action complaints have been filed by one attorney, mainly in Nevada, since July 2002.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was later voluntarily dismissed. Four such suits are

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

pending against RJR Tobacco and RJR in Florida, Illinois, Missouri and Minnesota. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. A class certification decision is pending in the Missouri case, Collora v. R. J. Reynolds Tobacco Co., while the Florida case is in the class certification discovery phase. RJR and RJR Tobacco were recently served in the Minnesota case, Dall v. R. J. Reynolds Tobacco Co.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which is pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. The appellants’ opening brief is due on May 19, 2003. Most recently, on February 10, 2003, in Sims v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage.

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

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. Briefing is underway, and oral argument is anticipated in the third quarter of 2003.

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

      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all defendants. It awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Amodeo knew or should have known of his claim prior to May 5, 1990. RJR Tobacco believes that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.

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

      On May 7, 2001, three of the non-RJR Tobacco defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case. In addition, 16 other states, including Louisiana and West Virginia, have enacted legislation similar to the Florida bond statute. The Mississippi Supreme Court also has placed limits on appeal bonds by court rule.

      RJR Tobacco has been named as a defendant in several individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The plaintiffs have agreed to stay execution on the judgment pending the result of the Engle appeal. On April 1, 2003, the Dade County Circuit Court granted in part defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs (on the loss of consortium claim) from $12,500,000 to $125,000.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief is due July 30, 2003.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Trial is scheduled to begin on August 11, 2003.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” The bench trial is scheduled to begin on October 21, 2003. This case currently includes both RJR and RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction are pending against Philip Morris and Brown & Williamson. Trial on the case against Philip Morris began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois in Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.). Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. In the event RJR Tobacco loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to second hand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases (“general causation”). With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins (“specific causation”), the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $608 million and $631 million for the quarters ended March 31, 2003 and 2002 respectively, and $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

Unadjusted Tobacco Industry Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		—		—		—		—		—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments (1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments (1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017) (1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments (2)	300	300	300	300		—		—		—		—		—
Growers’ Trust ($295—2009 and 2010) (3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	—		—		—		—		—		—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	—		—		—		—		—		—
RJR Tobacco’s expected settlement expense	—	—	—	$2,200	$	>2,200	$	>2,300	$	>2,300	$	>2,000	$	>2,000
RJR Tobacco’s expected cash payments	—	—	—	$1,900	$	>2,100	$	>2,200	$	>2,200	$	>2,000	$	>2,000

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

     The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand name sponsorships, brand name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

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

      Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court, however, denied the motion with respect to the RICO claims. Motions for summary judgment are to be filed on or before October 1, 2003. Trial is scheduled for September 13, 2004.

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further meetings are planned.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorney general cases. Two such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed plaintiffs’ complaint in its entirety. Plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. Defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Briefing has been completed, although oral argument has not been scheduled. The other case, St. Louis County v. American Tobacco Co., is in the discovery phase.

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

      Of the 28 international cases currently pending in the United States, 25 are pending in state court and three are pending in federal court. Two other cases are pending outside the United States, one in each of Canada and Israel. Two of the three pending federal court cases were transferred to, and remain pending before, the Judicial Panel on Multi-District Litigation in the U.S. District Court for the District of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. As of April 17, 2003, judgment is still reserved and is expected sometime in the second quarter of 2003.

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

      As of April 17, 2003, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of April 17, 2003, four insurance-related cases were pending against RJR Tobacco. In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

summary judgment rulings to the United States Court of Appeals for the Eighth Circuit. Oral argument is scheduled for May 15, 2003.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Pursuant to New York law, Empire elected the verdict on the direct claim. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, have appealed to the United States Court of Appeals for the Second Circuit, and oral argument occurred February 13, 2003. A decision is pending.

      On April 8, 2003, in Perry v. American Tobacco Co., Inc., the United States Court of Appeals for the Sixth Circuit affirmed the federal district court’s dismissal of a reimbursement action brought on behalf of a group of Blue Cross Blue Shield subscribers who alleged that they paid increased premiums as a result of the tobacco manufacturers’ misconduct.

      Native American Tribes. On July 15, 2002, in Alabama Coushatta Tribe of Texas v. American Tobacco Co., the United States Court of Appeals for the Fifth Circuit affirmed the dismissal of a complaint by a federal district court in Texas. Plaintiff’s petition for rehearing was subsequently denied on August 15, 2002. Plaintiffs filed a petition for writ of certiorari in the United States Supreme Court, which was denied on January 21, 2003, thus ending the case. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc. (one of two cases that remain pending against RJR Tobacco), the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiff’s product liability claim. In response, plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. One other Native American tribe case remains pending before a tribal court in South Dakota.

      Hospitals. As of April 17, 2003, four cases brought by hospitals were pending against RJR Tobacco. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, defendants’ motion to dismiss was granted. The Appellate Division of the Supreme Court, Second Judicial Department affirmed the trial court’s dismissal on February 10, 2003. In March 2003, plaintiffs asked the Court of Appeals of New York (highest state appellate court) for permission to appeal.

MSA-Enforcement and Validity

      As of April 17, 2003, eight cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA. The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. On February 12, 2003, in Forces Action Project, LLC v. California, a case in which a smokers’ rights organization challenged the propriety of the MSA on antitrust grounds, the United States Court of Appeals for the Ninth Circuit affirmed the U.S. District Court for the Northern District of California’s January 5, 2000 order that granted defendants’ motion to dismiss.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand-name sponsorship violates a provision of the MSA governing the times during which such signs may be posted. On November 27, 2001, the trial court in California ruled against RJR Tobacco. On March 27, 2003, the California Court of Appeal affirmed the trial court’s ruling against RJR Tobacco. This appellate decision is currently on appeal. On November 16, 2001, the Arizona trial court ruled against RJR Tobacco. That ruling is currently on appeal. Oral argument was heard on April 16, 2003. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. On April 10, 2003, the New York Court of Appeals affirmed this ruling. The Washington matter was rendered moot and was dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court court ruled in favor of RJR Tobacco. Ohio appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco intends to appeal the Court of Appeals’ ruling to the Ohio Supreme Court.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted .... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco believes the judge’s decision to be erroneous as a matter of fact and law and is appealing the ruling.

Asbestos Contribution Cases

      As of April 17, 2003, five lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. That appeal remains pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, sued United States cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Of the 35 such cases pending against RJR Tobacco, 28 cases are pending in state court, and 7 cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. Plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit on July 19, 2002. Oral argument is scheduled for May 1, 2003. State court cases on behalf of indirect purchasers have been dismissed in Arizona, which is currently on appeal, New York, and Florida. In addition, on November 15, 2002, a District of Columbia court dismissed all claims arising prior

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to May 11, 1996. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001, and a Michigan court denied class certification on June 11, 2002. A New Mexico court granted class certification on April 11, 2003. New Mexico and North Dakota courts denied defendants’ motions to dismiss on July 8, 2002 and June 25, 2002, respectively.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the U.S. District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. The court denied without prejudice RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim on January 21, 2003. The court allowed RJR Tobacco to file a renewed motion for summary judgment on the counterclaim on February 6, 2003. The parties are currently briefing the motion. On February, 6, 2003, the court vacated its previous order severing the main case and the counterclaim. The court has not set any trial date.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the U.S. District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the U.S. District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as defendants, which motion was allowed. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. The case is now in the discovery phase. Trial is scheduled for April 19, 2004.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the U.S. District Court for the District of South Carolina. The suit alleges that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleges that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section 1 of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charges that RJR Tobacco has violated the South Carolina Unfair Trade Practices Act allegedly by denying

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

promotional services and facilities to Dial that were offered to other retailers. The suit seeks unspecified damages. Plaintiff has requested a bench trial. RJR Tobacco has answered the complaint and asserted a number of defenses. Discovery (except expert discovery) must be completed by October 31, 2003.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale Company, Inc. sued RJR Tobacco under the federal antitrust laws in the U.S. District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc. consistent with its terms. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco timely appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. Briefing on the appeal is currently underway. No discovery has been taken in the underlying antitrust suit, which Smith and Rice brought under the Robinson-Patman Act. Plaintiffs seek unspecified damages.

Other Litigation and Developments

      On January 24, 2003, RJR and RJR Tobacco were each served with a subpoena dated January 7, 2003, and issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation.

      RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. (“Northern Brands”) entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc. (“RJR-MI”). On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JT-Macdonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . .. . .” It is understood that, at all relevant times over the past several years, JT-Macdonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police (“RCMP”) relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and served summonses on JT-Macdonald, Corp., Northern Brands, R.J. Reynolds Tobacco International, Inc. (“RJR-TI”), R. J. Reynolds Tobacco Co. (Puerto Rico) (“RJR-PR” ) and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea.

      On December 21, 1999, the government of Canada filed a lawsuit in the U.S. District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the U.S. District Court for the Northern District of New York. Plaintiff appealed the dismissal to the United States Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court denied Canada’s petition on November 4, 2002, thereby bringing Canada’s case to an end. The government of Canada has indicated that it might pursue these claims in Canada. As noted above, the RCMP recently filed criminal charges against Northern Brands, RJR-TI, RJR-PR and others, but neither RJR nor RJR Tobacco was charged with wrongdoing. Also, as noted above, although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

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

      On July 17, 2001, the action brought by the European Community was dismissed by the U.S. District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. Oral argument occurred before the Second Circuit on January 29, 2003, and its decision is pending.

      On October 30, 2002, the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain) filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the U.S. District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. On March 21, 2003, RJR and its

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third action is still pending before the Court of First Instance.

      RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the U.S. District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on December 10, 2002, and its decision is pending.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. Judge Norgle gave the plaintiffs until June 3, 2003 to file a consolidated complaint, and defendants have until July 11, 2003 to answer or otherwise plead.

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

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the U.S. District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the U.S. District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court has consolidated the two cases, and discovery is ongoing.

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the U.S. District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin-off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in U.S. District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its packaging division (formerly known as RJR Archer), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for a stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on January 7, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR will be required to post collateral under its interest rate swap agreements to the extent the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Since the spin-off in 1999, RJR’s guaranteed unsecured, unsubordinated debt notes have maintained the ratings of BBB- by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends, including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA. In April 2003, Standard & Poor’s and Moody’s placed their debt ratings regarding RJR on Creditwatch with negative implications, citing concerns about future pricing uncertainty arising from increased state excise taxes and the competing growth of deep-discount brands. They also cited concerns about tobacco-related litigation, any related bonding requirements and the outcome of current appeals processes. Concerns about, or lowering of, the ratings of RJR’s guaranteed, unsecured, unsubordinated debt notes, by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to increase its commitments under its revolving credit facility and to issue additional public debt. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that the lowering of such ratings would not have a material adverse impact on RJR’s cash flows.

Note 6 — Financial Instruments

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

      During the first and second quarters of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of March 31, 2003, the average interest rate on RJR’s $2.5 billion long-term debt was 5.37%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. These interest rate swap agreements are guaranteed by RJR Tobacco and RJR Acquisition Corp. As of March 31, 2003, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to March 31, 2003, was $119 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR will be required to post collateral under its interest rate swap agreements to the extent the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s guaranteed, unsecured, unsubordinated debt notes have maintained the ratings of BBB- by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA.

Foreign Currency Arrangements

      At March 31, 2003, RJR Tobacco held forward currency exchange contracts as hedges of unrecognized firm commitments for a net purchase of 4.0 million euros, for the purchase of equipment,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and for a net purchase of 3.8 million Great British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. As of March 31, 2003, the insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange loss in other (income) expense during the quarter ended March 31, 2003.

Note 7 — Segment Information

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

      The disclosures classified as all other include the total assets and results of operations of Santa Fe, which was acquired by RJR on January 16, 2002. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe currently markets its products primarily in the United States, but has a small, but growing, international tobacco business.

      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, is initially marketing its products in France, Spain, the Canary Islands and Italy. Its products are manufactured in Austria. As a part of the transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand, to the joint venture. The investment is accounted for using the equity method. Segment disclosures related to the joint venture are included in the classification all other.

      Segment Data:

	Three Months Ended
	March 31,

	2003	2002

Net sales:
RJR Tobacco	$1,170	$1,478
All other	48	37

Consolidated net sales	$1,218	$1,515

Operating income:
RJR Tobacco	$129	$293
All other	14	14
Corporate expense	(8)	(10)

Consolidated operating income	$135	$297

Reconciliation to income before taxes:
Operating income	$135	$297
Interest and debt expense	36	36
Interest income	(10)	(16)
Other (income) expense	(7)	3

Income before income taxes	$116	$274

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	March 31,	December 31,
	2003	2002

Assets:
RJR Tobacco	$11,803	$11,968
All other	745	693
Corporate	1,764	1,990

Consolidated assets	$14,312	$14,651

Note 8 — Stockholders’ Equity

				Accumulated
				Other
				Comprehensive	Unamortized		Total
	Common	Paid-In	Retained	Income	Restricted		Stockholders’	Comprehensive
	Stock	Capital	Earnings	(Loss)	Stock	Treasury Stock	Equity	Income

Balance at December 31, 2002	$1	$7,401	$1,217	$(598)	$(19)	$(1,286)	$6,716
Net income	—	—	71	—	—	—	71	$71
Other	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive income								$70

Dividends	—	—	(80)	—	—	—	(80)
Stock options exercised	—	1	—	—	—	—	1
Tax benefit on stock options exercised	—	1	—	—	—	—	1
Restricted stock awarded	—	(5)	—	—	5	—	—
Restricted stock forfeited	—	2	—	—	—	(2)	—
Common stock repurchased	—	—	—	—	—	(71)	(71)

Balance at March 31, 2003	$1	$7,400	$1,208	$(599)	$(14)	$(1,359)	$6,637

Note 9 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning RJR Tobacco and RJR Acquisition Corp. because such information is not believed to be material to holders of the $2.0 billion guaranteed, unsecured notes. RJR Tobacco and RJR Acquisition Corp. are wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco and RJR Acquisition Corp., the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2003
Net sales	$—	$1,188	$43	$(13)	$1,218
Cost of products sold	—	748	14	(13)	749
Selling, general and administrative expenses	8	374	(48)	—	334
Interest and debt expense	33	3	—	—	36
Interest income	(3)	(7)	—	—	(10)
Intercompany interest (income) expense	(3)	30	(27)	—	—
Other (income) expense, net	1	(11)	3	—	(7)

Income before income taxes	(36)	51	101	—	116
Provision for (benefit from) income taxes	(11)	21	35	—	45
Equity income (loss) from subsidiaries	96	62	2	(160)	—

Net income (loss)	$71	$92	$68	$(160)	$71

For the Three Months Ended March 31, 2002
Net sales	$—	$1,495	$31	$(11)	$1,515
Cost of products sold	—	886	7	(11)	882
Selling, general and administrative expenses	10	401	(75)	—	336
Interest and debt expense	33	3	—	—	36
Interest income	—	(15)	(1)	—	(16)
Intercompany interest (income) expense	(6)	42	(36)	—	—
Intercompany dividend	(606)	—	—	606	—
Other expense, net	2	1	—	—	3

Income before income taxes	567	177	136	(606)	274
Provision for (benefit from) income taxes	(13)	71	49	—	107
Equity income (loss) from subsidiaries	(309)	(455)	—	764	—

Income before cumulative effect of accounting change	271	(349)	87	158	167
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$271	$(312)	$(452)	$158	$(335)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2003
Cash flows from (used in) operating activities	$(19)	$(115)	$55	$—	$(79)

Cash flows from (used in) investing activities:
Purchases of short-term investments	(2)	—	—	—	(2)
Purchases of long-term investments	—	—	(11)	—	(11)
Capital expenditures	—	(7)	(1)	—	(8)
Intercompany notes receivable	10	10	(27)	7	—

Net cash flows from (used in) investing activities	8	3	(39)	7	(21)

Cash flows from (used in) financing activities:
Repurchase of common stock	(71)	—	—	—	(71)
Dividends paid on common stock	(82)	—	—	—	(82)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany notes payable	(11)	26	(8)	(7)	—

Net cash flows from (used in) financing activities	(163)	26	(8)	(7)	(152)

Net change in cash and cash equivalents	(174)	(86)	8	—	(252)
Cash and cash equivalents at beginning of period	463	1,006	115	—	1,584

Cash and cash equivalents at end of period	$289	$920	$123	$—	$1,332

For the Three Months Ended March 31, 2002
Cash flows from (used in) operating activities	$894	$61	$(268)	$(606)	$81

Cash flows from (used in) investing activities:
Capital expenditures	—	(19)	—	—	(19)
Acquisition, net of cash acquired	(329)	—	—	—	(329)
Intercompany notes receivable	(335)	8	(49)	376	—

Net cash flows used in investing activities	(664)	(11)	(49)	376	(348)

Cash flows from (used in) financing activities:
Repurchase of common stock	(127)	—	—	—	(127)
Dividends paid on common stock	(83)	(606)	—	606	(83)
Proceeds from exercise of stock options	9	—	—	—	9
Intercompany notes payable	8	30	338	(376)	—

Net cash flows from (used in) financing activities	(193)	(576)	338	230	(201)

Net change in cash and cash equivalents	37	(526)	21	—	(468)
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$222	$1,208	$122	$—	$1,552

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

March 31, 2003
Assets
Cash and cash equivalents	$289	$920	$123	$—	$1,332
Short-term investments	505	92	—	—	597
Assets held for sale	—	87	2	—	89
Other current assets	40	1,902	95	(380)	1,657
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	350	164	3,463	(3,977)	—
Investment in subsidiaries	8,801	4,896	10	(13,707)	—
Other noncurrent assets	186	1,229	47	—	1,462

Total assets	$10,171	$16,165	$6,040	$(18,064)	$14,312

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$13	$—	$—	$13
Tobacco settlement and related accruals	—	1,367	9	—	1,376
Other current liabilities	1,189	922	30	(380)	1,761
Intercompany notes payable	246	3,395	336	(3,977)	—
Long-term debt (less current maturities)	1,757	—	—	—	1,757
Other noncurrent liabilities	342	1,680	746	—	2,768
Stockholders’ equity	6,637	8,788	4,919	(13,707)	6,637

Total liabilities and stockholders’ equity	$10,171	$16,165	$6,040	$(18,064)	$14,312

December 31, 2002
Assets
Cash and cash equivalents	$463	$1,006	$115	$—	$1,584
Short-term investments	504	91	—	—	595
Assets held for sale	—	76	2	—	78
Other current assets	80	2,043	70	(458)	1,735
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	360	174	3,436	(3,970)	—
Investment in subsidiaries	8,705	4,834	8	(13,547)	—
Other noncurrent assets	188	1,258	38	—	1,484

Total assets	$10,300	$16,357	$5,969	$(17,975)	$14,651

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$8	$—	$—	$8
Tobacco settlement and related accruals	—	1,536	7	—	1,543
Other current liabilities	1,233	1,079	22	(458)	1,876
Intercompany notes payable	257	3,369	344	(3,970)	—
Long-term debt (less current maturities)	1,755	—	—	—	1,755
Other noncurrent liabilities	339	1,669	745	—	2,753
Stockholders’ equity	6,716	8,696	4,851	(13,547)	6,716

Total liabilities and stockholders’ equity	$10,300	$16,357	$5,969	$(17,975)	$14,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR. It should be read in conjunction with the financial information included in the condensed consolidated financial statements.

Business Trends and Initiatives

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market, which has a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to decline over time. Trade inventory adjustments may result in short-term changes in demand for RJR Tobacco’s products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. However, RJR Tobacco believes it is not appropriate for it to speculate on external factors that may impact the purchasing decisions of the wholesale and retail tobacco distributors.

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

      In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands manufactured by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      Starting in mid-July 2002, RJR Tobacco’s largest competitor significantly increased promotional spending. Additionally, excise taxes were significantly increased in 20 states and New York City during 2002, and in 7 states and the District of Columbia during 2003. To maintain competitive prices, RJR Tobacco has increased its promotional spending since the second half of 2002. The increased promotional costs are expected to continue into the foreseeable future.

      Although the level and rate of change of retail sales to consumers, referred to as consumption, are not independently available, RJR Tobacco generates consumption trend estimates. These consumption trend estimates are based on shipment volume, estimated retail share of market, estimated trade inventory levels and retail pricing. In recent years, the consumption decline for the industry has been estimated to be approximately 2% to 3% annually. RJR Tobacco believes its consumption decline has been somewhat greater than that of the industry, due to the higher price sensitivity of its consumers on some of its brands. RJR Tobacco estimates that its consumption decline in the first quarter of 2003 was approximately 8% to 10%. This acceleration in the decline is believed to be due to the substantial increase in state excise taxes and continued pricing pressure from the deep-discount price-tier, as well as general economic conditions.

      The increases in promotional spending, the continued growth of the deep-discount price-tier, the substantially higher state excise taxes and the accelerated decline in consumption have resulted in an adverse business environment. RJR Tobacco’s management believes these circumstances have had, and will continue to have, an adverse impact on its ability to increase prices and on its profit margins.

      During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, expected to be primarily completed in the first half of 2003, and the reclassification of certain non-tobacco businesses as held-for-sale. During the first quarter of 2003, RJR began initiatives related to its approach to the marketplace and its cost structure, which may result in additional charges.

      During 2002, RJR’s pension assets declined $245 million, or approximately 11%. These assets were adversely impacted by benefit payments and the continued deterioration of the equity markets and declining interest rates. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s 2002 year-end SFAS No. 87, “Employers’ Accounting for Pensions,” funded status. At December 31, 2002, the pension projected benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $933 million. Pension expense in 2003 is expected to be approximately $90 million and will be adversely impacted due to these circumstances and by RJR lowering the expected return on asset assumption from 9.5% per annum for 2002, to 9.0% per annum for 2003. RJR contributed $100 million to its pension plan in January 2003. Additional cash funding may be made in the future.

Critical Accounting Policies and Recent Accounting Developments

      Accounting principles generally accepted in the United States of America require estimates and assumptions to be made that affect the reported amounts in RJR’s condensed consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RJR and its subsidiaries.

Tobacco-Related Litigation

      RJR and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote.

      As discussed in note 5 to the condensed consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s condensed consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in note 5 to the condensed consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations, and the related expense charges under the MSA and other settlement agreements, are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements, referred to as MSA expenses, recorded in the accompanying condensed consolidated statements of income were $462 million and $618 million for the quarters ended March 31, 2003 and 2002, respectively, and $2.5 billion, $2.6 billion and $2.3 billion in 2002, 2001 and 2000, respectively. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

      RJR Tobacco estimates that its MSA expenses will approximate $2.2 billion in each of 2003 and 2004 and exceed $2.3 billion in 2005, subject to adjustments, including those discussed above.

Recently Adopted Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

      RJR adopted the prospective method of transition of SFAS No. 148 effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.

      The provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 had no material impact on RJR’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 was effective February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective July 31, 2003 for variable interest entities created prior to February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 should be applied prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. RJR does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended
	March 31,

	2003	2002

Net sales[1]	$1,218	$1,515
Cost of products sold[1,2]	749	882
Selling, general and administrative expenses	334	336

Operating income	$135	$297

[1]	Excludes excise taxes of $375 million and $428 million for the three months ended March 31, 2003 and 2002, respectively.

[2]	Includes MSA expenses of $462 million and $618 million for the three months ended March 31, 2003 and 2002, respectively.

      Net sales of $1.2 billion for the first quarter of 2003 decreased 19.6% from the comparable prior-year quarter. Of this decrease, $325 million was due to lower overall volume and a less favorable, full-price/ savings-brand mix, partially offset by higher pricing (net of promotional incentives) of $3 million, and decreased returns.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	Three Months Ended March 31,

	2003	2002	% Change

RJR Tobacco key brands:
Camel ex. Regular	4.6	5.3	-13.4%
Winston Base	3.6	4.5	-19.8%
Salem	2.0	2.4	-17.7%
Doral	5.4	6.1	-11.0%
RJR Tobacco total full-price	11.4	13.8	-17.2%
RJR Tobacco total savings	7.7	8.5	-9.5%
RJR Tobacco total domestic[1]	19.1	22.3	-14.2%
RJR total domestic[1] (includes Santa Fe)	19.4	22.5	-13.8%

Industry:[2]
Full-price	64.3	75.4	-14.7%
Savings	23.9	25.9	-7.6%

Industry total domestic	88.2	101.3	-12.9%

[1]	Excludes Puerto Rico and certain other U.S. territories’ volume.

[2]	The source of industry data is Management Science Associates. This data may not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume. For example, RJR Tobacco believes that industry shipments for the year 2002 may have been understated by approximately 6%, which would indicate that smaller manufacturers represented 13% of total industry shipments.

      RJR Tobacco’s total domestic shipment volume declined 14.2% in the first quarter of 2003 from the first quarter of 2002. This decline reflects the impacts of the business trends discussed above on consumption, or retail sales to consumers, and shifts in trade inventory levels. Based on preliminary analysis, RJR Tobacco believes that the overall decline in consumption may have accelerated. RJR Tobacco estimates consumption for its products to be down by 8% to 10% from the comparable prior-year period.

      Shipments in the full-priced tier were 59.5% and 61.6% of RJR Tobacco’s total domestic shipments for the quarters ended March 31, 2003 and 2002, respectively. Industry full-price shipments were 72.9% and 74.5% of total domestic shipments for the quarters ended March 31, 2003 and 2002, respectively.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./ Capstone, averaged 22.92% for the three months ended March 31, 2003, an increase of .27 share points when compared with the prior year.

      CAMEL, RJR Tobacco’s largest full-price brand, continued its growth trend. CAMEL’s share of market, excluding the non-filtered style, averaged 6.04% in the first quarter of 2003, compared with 5.83% in the fourth quarter of 2002 and 5.51% in the first quarter of 2002. CAMEL’s growth in market share was based on the strength of the brand’s equity, its “Pleasure to Burn” positioning and initiatives to market CAMEL’s three distinct product families — the Classic, Turkish and Exotic families.

      Base WINSTON’s retail share averaged 4.55% in the first quarter of 2003, compared with 4.53% in the fourth quarter of 2002 and 4.64% in the first quarter of 2002. In 2003, the brand is strengthening its positioning with a new “Leave the Bull Behind” marketing campaign highlighting WINSTON’s additive-free, naturally smooth tobacco blends.

      SALEM’s share averaged 2.29% in the first quarter of 2003 compared with 2.28% in the fourth quarter of 2002 and declined from 2.53% in the first quarter of 2002. In April 2003, the brand launched a new “Stir the Senses” positioning, including expanded distribution of its Slide Box styles into additional markets.

      The retail market share of DORAL, the nation’s best-selling brand, in the savings-brand tier averaged 5.72% in the first quarter of 2003, compared with 5.86% in the fourth quarter of 2002 and 5.69% in the first quarter of 2002. DORAL grew market share during the course of 2002, reversing its prior-year trend, primarily due to a comprehensive brand upgrade. DORAL’s soft performance in the first quarter of 2003 reflects increased competitive pressure in the marketplace.

      In 2003, RJR Tobacco began a phased expansion of ECLIPSE, a cigarette that primarily heats rather than burns tobacco, into a select number of retail chain outlets. Based on results from the ECLIPSE test market in Dallas/ Fort Worth since April 2000, RJR Tobacco believes the brand has business potential if it is selectively distributed and supported by a cost-efficient marketing plan.

      Cost of products sold of $749 million decreased 15.1% or $133 million from the first quarter of 2002, primarily due to $158 million lower MSA and volume-related manufacturing costs, partially offset by higher raw material and promotional product costs. Cost of products sold was 61.5% of net sales in the first quarter of 2003 compared with 58.2% in the prior-year quarter, primarily due to higher promotional discounting in net sales in the current quarter.

      Selling, general and administrative expenses decreased $2 million to $334 million in the first quarter of 2003 from the prior-year quarter. Expenses remained relatively even compared with the prior period due to $23 million lower selling and marketing expenses and $9 million lower administrative expenses, including legal costs. These decreases were mostly offset by accelerated amortization of $21 million related to the replacement of merchandising fixtures, and the inclusion of $7 million of selling, general and administrative expenses in the current quarter, of entities acquired during 2002. As a percent of net sales, selling, general and administrative expenses were 27.4% in the first quarter of 2003, compared with 22.2% in the prior-year quarter, primarily due to higher discounting reflected in net sales in the current quarter.

      Interest and debt expense was $36 million for each of the quarters ended March 31, 2003 and 2002. The expense remained level due to lower interest rates due to the interest rate swaps acquired in the first and second quarters of 2002, mostly offset by increased average debt balances in 2003 resulting from the May 2002 issuance of the $750 million of notes.

      Interest income for the first quarter of 2003 was $10 million, a decline of $6 million when compared with the first quarter of 2002, primarily due to lower interest rates in 2003.

      Other (income) expense, net was income of $7 million for the first quarter of 2003 compared with expense of $3 million for the prior-year quarter primarily due to $10 million in proceeds from a lease termination.

      Provision for income taxes was $45 million, or an effective rate of 39.2%, in the first quarter of 2003 compared with $107 million, or an effective rate of 39.0%, in the first quarter of 2002. The effective tax rate in both 2003 and 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, combined with RJR’s cash balance, will enable RJR to make its required debt-service payments and to pay dividends to RJR’s stockholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements.

Cash Flows

      Net cash flows used in operating activities were $79 million in the first three months of 2003, compared with $81 million generated from operating activities in the first three months of 2002. This change is primarily due to the decreased operating income as a result of decreased volumes and increased promotional expenses.

      Net cash flows used in investing activities decreased $327 million to $21 million compared with the first three months of 2002. This is due to the January 2002 cash payment for the acquisition of Santa Fe, net of cash acquired, and to a lesser extent, a decrease in capital expenditures. These decreases are partially offset by an increase in long-term investments in the first three months of 2003.

      Net cash flows used in financing activities were $152 million in the first three months of 2003, a decrease of $49 million from the comparable prior-year period. This reduction is due to decreased repurchases of common stock partially offset by decreased proceeds from the exercise of stock options.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through April 17, 2003. These repurchases have been made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. The objective of the program, authorized February 6, 2002 is to enhance stockholder value, by repurchasing shares of RJR’s common stock over time in the open market, with a maximum aggregate cost of $1.0 billion. The timing of repurchases and the number of shares repurchased under this authorization amount will depend upon internal operating cash requirements and market conditions.

      To increase financial flexibility, RJR suspended repurchases under this program in April 2003. RJR will periodically reassess this determination. RJR continues to purchase stock through a program designed to repurchase shares related to tax liability concerning certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s condensed consolidated balance sheets.

Repurchases — 2003	Shares	Cost

		(in millions)
$1 billion authorization	1,441,460	$60
1999 LTIP tax withholding	259,616	11

Total through April 17, 2003	1,701,076	$71

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Suspended — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	378,690	17

Total as of April 17, 2003		31,136,589	$1,362

Dividends

      On February 5, 2003, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was paid on April 1, 2003 to stockholders of record as of March 11, 2003. On April 30, 2003, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend will be paid on July 1, 2003 to stockholders of record as of June 10, 2003. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $8 million for the first quarter of 2003 compared with $19 million for the first quarter of 2002. RJR Tobacco plans to spend $75 million to $85 million for capital expenditures during 2003, funded primarily by cash flows from operations. The decrease for the quarter and from the full-year estimate for 2003 is due to the exclusion of certain non-tobacco businesses that have been classified as assets held for sale as a part of the 2002 restructuring plan, coupled with the suspension of targeted non-essential equipment replacements. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2003.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, the committed amount will remain at $622 million until May 2003, at which time the committed amount will be reduced to $531 million through November 2004. The amendment and restatement was further amended on January 17, 2003 to modify among other things, certain financial covenants and definitions to take into account the effect of the restructuring charges incurred by RJR in the fourth quarter of 2002. RJR can use the full facility to obtain loans or letters of credit, at its option. RJR Tobacco and RJR Acquisition Corp. have guaranteed RJR’s obligations under the revolving credit facility. If RJR’s guaranteed unsecured notes are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s, RJR’s other material subsidiaries will be required to guarantee the facility. If RJR’s guaranteed unsecured notes, including the notes issued in May 2002, are rated below BBB- by Standard & Poor’s and below Baa3 by Moody’s, or two levels below these thresholds for either of these rating agencies, RJR and the guarantors will be required to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1% per annum of the committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that (1) the remaining amount from the $1.5 billion proceeds from the NGH acquisition, and any further proceeds thereon, may be used to pay dividends and repurchase shares, and (2) up to an additional $500 million in dividends and share repurchases may be made. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At March 31, 2003, RJR and RJR Tobacco had $17 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $605 million of the facility was available for borrowing.

      RJR also has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at March 31, 2003.

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

      The $2.0 billion guaranteed unsecured notes described above are unsecured obligations and, unlike RJR’s other non-bank debt, are guaranteed by RJR Tobacco and RJR Acquisition Corp. In addition, any other subsidiaries of RJR that in the future guarantee the $622 million revolving credit facility, as amended and restated, will also be required to guarantee these notes. If RJR and the guarantors are required to pledge their assets to secure their obligations under the revolving credit facility, as amended and restated, they also will be required to pledge certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/ leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR will be required to post collateral under its interest rate swap agreements to the extent the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt rating is either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization. In addition, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s guaranteed unsecured, unsubordinated debt notes have maintained the ratings of BBB- by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA. In April 2003, Standard & Poor’s and Moody’s placed their debt ratings regarding RJR on Creditwatch with negative implications, citing concerns about future pricing uncertainty arising from increased state excise taxes and the competing growth of deep-discount brands. They also cited concerns about tobacco-related litigation, any related bonding requirements and the outcome of current appeals processes. Concerns about, or lowering of, the ratings of RJR’s guaranteed, unsecured, unsubordinated debt notes, by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to increase its commitments under its revolving credit facility and to issue additional public debt. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that the lowering of such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at March 31, 2003.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047, with a mandatory redemption date of September 30, 2003. Interest on these debentures is paid quarterly in arrears. These debentures are effectively defeased by an irrevocable trust, which is included in other current assets in the accompanying condensed consolidated balance sheets. The trust holds certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnities. In July 2002, a jury in the Florida state court case Engel v. R. J. Reynolds Tobacco Co. rendered a verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and other defendants have appealed this verdict. RJR Tobacco believes it has numerous bases for a successful appeal, although it cannot predict the outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 5 to the condensed consolidated financial statements. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 5 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $608 million and $631 million during the months ended March 31, 2003 and 2002, respectively, and $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates total payments will be $1.9 billion in 2003 and will exceed $2.0 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations due to the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The advertising, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes; restricting displays and advertising of tobacco products; establishing fire safety standards for cigarettes; raising the minimum age to possess or purchase tobacco products; requiring the disclosure of ingredients used in the manufacture of tobacco products; imposing restrictions on smoking in public and private areas and restricting the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet. In addition, in 2003, the U.S. Congress may consider legislation regarding further increases in the federal excise tax; regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration; amendments to the Federal Cigarettes Labeling and Advertising Act to require additional warnings; reduction or elimination of the tax deductibility of advertising expenses; implementation of a national standard for “fire-safe” cigarettes; regulation of the retail sale of cigarettes over the

Internet and changes to the tobacco support program. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $1.51 per pack in Connecticut and Massachusetts. During 2002, excise taxes were significantly increased in 20 states and New York City. In addition, since January 1, seven states and the District of Columbia approved increases in their excise taxes. When signed into law and fully implemented, these increases will raise the weighted average state cigarette excise tax per pack from $.62 in 2002 to $.65. Due to many states having budget shortfalls, RJR Tobacco expects state excise taxes to increase even further in 2003. Numerous states have pending legislation proposing further state excise tax increases.

      In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the state. The legislation contemplates public disclosure of all ingredients in descending quantitative order, a trade-secret disclosure that RJR Tobacco believes could damage the competitive position of its brands. RJR Tobacco, together with other cigarette manufacturers, filed suit in the United States District Court for the District of Massachusetts seeking to have the statute declared invalid. In September 2000, the district court permanently enjoined enforcement of the law relating to ingredient disclosure and issued a judgment in favor of the cigarette manufacturers. The United States Court of Appeals for the First Circuit upheld the district court’s judgment on December 2, 2002. The Massachusetts attorney general declined to seek review by the United States Supreme Court.

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

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2002, OFPC issued a proposed standard with accompanying regulations for public comment. The public comment period ended on April 15, 2003. The agency will decide whether to make amendments and when final regulations should be issued after review of the information submitted during the public comment period. Current law requires that all cigarettes offered for sale in New York will be required to meet the standard not later than six months after the regulations become final. If the standard is finalized as proposed on December 31, 2002, there may be an adverse impact on the sale of cigarettes in New York due to reduced consumer acceptance of the changes in the cigarette made necessary to meet the standard. RJR Tobacco is unable to predict the outcome of this regulatory process. Similar legislation is being considered in other states.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster

County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintains that this regulation prohibits the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buydown” to consumers. The plaintiffs have challenged the Department of Revenue’s interpretation of this regulation on the grounds that such action exceeded the Department’s statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. On October 15, 2001, the defendants filed a Demurrer to the plaintiff’s Petition for Declaratory Judgment and Injunctive Relief. The Court has not yet ruled on the parties’ motions.

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

      Twenty-six states have passed, and various states are considering, legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments. The National Association of Attorneys General has endorsed adoption of such legislation. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA complaint. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state.

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that keep domestic market prices artificially high. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. Post-MSA cigarette volume declines have dictated significant reductions in tobacco marketing quotas, which in turn have led many farmers to support legislation eliminating the current tobacco quota program with compensation for the lost value of quota; such “quota buyout” legislation has been introduced in this and the last session of Congress. Because of the importance of tobacco leaf as a raw material for RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material adverse effect on RJR Tobacco’s business or financial condition.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnities, see “— Litigation and Settlements,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 5 to the condensed consolidated financial statements.

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

      For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or indemnitees, see note 5 to the condensed consolidated financial statements.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See note 5 to the condensed consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

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

      As long as RJR’s unsecured, unsubordinated debt rating remains investment grade, RJR may be required to post collateral under its interest rate swap agreements if the fair value of the interest rate swaps results in a liability position that exceeds specified threshold amounts. If RJR’s unsecured, unsubordinated debt is rated either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization. In addition, as long as RJR’s existing obligations under RJR’s revolving credit facility, as amended and restated, remain in effect, if RJR and the guarantors are required to pledge their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also will secure their obligations under these interest rate swap agreements.

      Since the spin-off in 1999, RJR’s guaranteed unsecured, unsubordinated debt notes have maintained the ratings of BBB- by Standard & Poor’s and Baa2 by Moody’s. In December 2002, Moody’s revised its outlook to negative but maintained its rating, reflecting its concern over the impact of industry trends including heavy promotional activity in the premium price-tier and the growth of the deep-discount price-tier despite the reduction in payments under the MSA. In April 2003, Standard & Poor’s and Moody’s placed their debt ratings regarding RJR on Creditwatch with negative implications, citing concerns about future pricing uncertainty arising from increased state excise taxes and the competing growth of deep-discount brands. They also cited concerns about tobacco-related litigation, any related bonding requirements and the outcome of current appeals processes. Concerns about, or lowering of, the ratings of RJR’s guaranteed, unsecured, unsubordinated debt notes, by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to increase its commitments under its revolving credit facility and to issue additional public debt. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that the lowering of such ratings would not have a material adverse impact on RJR’s cash flows.

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

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at March 31, 2003.

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

PART II — Other Information

Item 1. Legal Proceedings

     Tobacco-Related Litigation

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the first quarter of 2003, 30 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 159 cases were dismissed or otherwise resolved without trial in their favor. On March 31, 2003, there were 1,521 active cases pending (including approximately 1,078 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,710 on March 31, 2002, and 1,662 on March 31, 2001. As of April 17, 2003, 1,518 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,505 in the United States; 9 in Puerto Rico; 2 in Israel; and 2 in Canada. The U.S. case number does not include the 2,790 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 17, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,090 in West Virginia (1,078 remain pending in the consolidated action); 99 in Florida; 59 in California; 41 in Mississippi; 36 in New York; 27 in Nevada; 23 in Louisiana; 15 in Alabama; 12 in each of Iowa and Missouri; 10 in Maryland; 9 in Massachusetts; 7 in each of Georgia, Illinois and New Jersey; 6 in the District of Columbia; 5 in Minnesota; 4 in each of Arizona, Pennsylvania and Tennessee; 3 in each of Connecticut, New Hampshire and Texas; 2 in each of Kansas, North Carolina, Ohio, South Carolina and Utah; and 1 in each of Kentucky, Maine, Michigan, North Dakota, New Mexico, Oregon, South Dakota, Washington and Wisconsin. Of the 1,505 active U.S. cases, 136 are pending in federal court, 1,367 in state court and two in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of April 17, 2003; the changes in the number of cases by case type since February 4, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Annual Report on Form 10-K for the year ended December 31, 2002; and a cross-reference to the discussion of each case type.

		Change in Number
	Number of Cases	of Cases since	Page
Case Type	as of April 17, 2003	February 4, 2003	Reference

Individual Smoking and Health	1,359	-18	17
Flight Attendant-ETS (Broin II)	2,790	-1	17
Class Action	47	-2	18
Governmental Health-Care Cost Recovery	31	-2	21
Other Health-Care Cost Recovery and Aggregated Claims	11	+3	24
Master Settlement Agreement-Enforcement and Validity	8	+1	25
Asbestos Contribution	5	No Change	26
Antitrust	39	No Change	26
Other Litigation	18	+6	28

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

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $608 million and $631 million during the three months ended March 31, 2003 and 2002, respectively, and $2.5 billion, $2.4 billion and $2.2 billion in 2002, 2001 and 2000, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and will exceed $2 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

      Certain Terms and Phrases. Certain terms and phrases that are used in this disclosure may require some explanation. The terms “judgment” or “final judgment” refer generally to the final decision of the court resolving the dispute and determining the rights and obligations of the parties. At the trial court level, for example, a final judgment generally is entered by the court after a jury verdict and after post-verdict motions have been decided. As a general proposition, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding, based on a higher burden of proof than is required for a finding of liability for compensatory damages, that a defendant has acted, e.g., willfully, maliciously or fraudulently, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against RJR Tobacco. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their consistently successful defense of tobacco-related litigation in the past will continue in the future. RJR and RJR Tobacco have, through their counsel, filed pleadings and memoranda in pending tobacco-

related litigation that set forth and discuss a number of grounds and defenses that RJR, RJR Tobacco and their counsel believe have a valid basis in law and fact. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      Neither RJR Tobacco nor its affiliates, including RJR, have paid any damages as the result of a final judgment entered after a fully litigated smoking and health tobacco litigation claim (i.e., after all appeals have been exhausted), and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims.

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class Actions.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the state-specific settlements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the state-specific settlements were brought by the states to recover health-care costs paid on behalf of state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the state-specific settlements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not plaintiffs in any of the smoking and health cases remaining against RJR or RJR Tobacco. Although RJR Tobacco continues to be a defendant in certain health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as unions, hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against RJR or RJR Tobacco. RJR and RJR Tobacco believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel the dismissal of the similar pending cases.

      Finally, in the Department of Justice case brought against various industry members, including RJR Tobacco, the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during the remainder of 2003. The following table lists the trial schedule, as of April 17, 2003, for RJR Tobacco or its affiliates, through the end of 2003.

Trial Date	Case Name	Case Type	Jurisdiction

June 18, 2001	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
June 6, 2003	In Re Tobacco Litigation-Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
June 23, 2003	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Routh v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
June 23, 2003	Williams v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
July 14, 2003	Leon v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)

Trial Date	Case Name	Case Type	Jurisdiction

August 4, 2003	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Menchini v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
August 18, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Sargeant v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Brevard County (Cocoa, FL)
September 8, 2003	Smith v. Philip Morris Cos., Inc.	Antitrust	District Court, Seward County(Liberal, KS)
September 15, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
September 22, 2003	Brown v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 19, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
October 14, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	King v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
October 21, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Madison County (Edwardsville, IL)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)

      Trial Results. Since January 1, 1999, 28 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 17 of the 28 cases. Three of the cases resulted in a mistrial. Of the 17 RJR Tobacco wins, five were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 6, 2003, however, plaintiffs filed an appeal to the California Court of Appeals. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. Most recently, on February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and other cigarette manufacturers in Allen v. R.J. Reynolds Tobacco Co. (an individual smoker case).

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA-Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument heard November 6, 2002; decision pending
March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the United States Court of Appeals for the Second Circuit; briefing complete; oral argument occurred on February 13, 2003; decision pending.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida; briefing complete; oral argument scheduled for May 14, 2003
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; RJR Tobacco’s opening brief was filed February 12, 2003; appellee’s brief due May 13, 2003
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief due May 20, 2003
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to United States Court of Appeals for the First Circuit; appellant’s opening brief due May 8, 2003

      Additionally, since January 1, 1999, verdicts have been returned in 19 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 11 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, New York, Ohio, Pennsylvania, Rhode Island and Texas. In the first quarter, Philadelphia and New York state court juries returned verdicts in favor of Philip Morris on January 27, 2003 and February 20, 2003, respectively. Plaintiff’s appeal is pending in the Ohio case. Verdicts in favor of plaintiffs were returned in eight cases, three of which were tried in California, two in each of Florida and Oregon and one in Illinois. Defendants’ appeals or post-trial motions are pending in these cases.

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

     Other Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the U.S. District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

      For additional information about litigation and legal proceedings, see note 5 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” in Part I — Financial Information.

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class action case, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2002 and for the three months ended March 31, 2003.
99.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      During the quarter ended March 31, 2003, RJR filed no reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and Chief Financial Officer

Date: May 15, 2003

CERTIFICATIONS

I, Andrew J. Schindler, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.J. Reynolds Tobacco Holdings, Inc.;

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President and
Chief Executive Officer

Date: May 15, 2003

I, Richard H. Bogan, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.J. Reynolds Tobacco Holdings, Inc.;

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD H. BOGAN

Richard H. Bogan
Executive Vice President and
Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2002 and for the three months ended March 31, 2003.
99.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.