Form 10-Q
period 2003-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2003-08-08
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 84,314,003 shares of common stock, par value $.01 per share, as of July 14, 2003

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2003	2002	2003	2002

Net sales[1]	$1,431	$1,705	$2,649	$3,220
Costs and expenses:
Cost of products sold[1,2]	855	976	1,604	1,858
Selling, general and administrative expenses	381	357	715	693
Restructuring and impairment charges	55	—	55	—

Operating income	140	372	275	669
Interest and debt expense	29	36	65	72
Interest income	(7)	(12)	(17)	(28)
Other (income) expense, net	1	2	(6)	5

Income before income taxes	117	346	233	620
Provision for income taxes	47	135	92	242

Income before cumulative effect of accounting change	70	211	141	378
Cumulative effect of accounting change, net of $328 of income taxes	—	—	—	(502)

Net income (loss)	$70	$211	$141	$(124)

Basic income (loss) per share:
Income before cumulative effect of accounting change	$0.84	$2.35	$1.68	$4.17
Cumulative effect of accounting change	—	—	—	(5.54)

Net income (loss)	$0.84	$2.35	$1.68	$(1.37)

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$0.83	$2.29	$1.67	$4.07
Cumulative effect of accounting change	—	—	—	(5.41)

Net income (loss)	$0.83	$2.29	$1.67	$(1.34)

Dividends declared per share	$0.95	$0.95	$1.90	$1.825

[1]	Excludes excise taxes of $407 million and $452 million for the three months ended June 30, 2003 and 2002, respectively, and $782 million and $880 million for the six months ended June 30, 2003 and 2002, respectively.

[2]	Includes settlement expense of $512 million and $655 million for the three months ended June 30, 2003 and 2002, respectively, and $974 million and $1,273 million for the six months ended June 30, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$141	$(124)
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	—	502
Depreciation and amortization	86	72
Restructuring and impairment charges	18	—
Deferred income tax expense (benefit)	(15)	10
Other working capital items, net of acquisition	3	22
Tobacco settlement and related expenses	(460)	(129)
Long-term retirement benefits	75	36
Other, net	(2)	(27)

Net cash flows from (used in) operating activities	(154)	362

Cash flows from (used in) investing activities:
Capital expenditures	(22)	(44)
Acquisition, net of cash acquired	(9)	(339)
Purchases of short-term investments	(4)	(502)
Proceeds from sale of short-term investments	396	—
Increases in equity investments	(20)	—
Proceeds from the sale of business	6	—
Other, net	—	17

Net cash flows from (used in) investing activities	347	(868)

Cash flows from (used in) financing activities:
Repurchase of common stock	(72)	(262)
Repayment of long-term debt	(550)	—
Dividends paid on common stock	(162)	(164)
Proceeds from exercise of stock options	1	16
Proceeds from issuance of long-term debt	—	745
Other, net	—	1

Net cash flows from (used in) financing activities	(783)	336

Net change in cash and cash equivalents	(590)	(170)
Cash and cash equivalents at beginning of period	1,584	2,020

Cash and cash equivalents at end of period	$994	$1,850

Income taxes paid, net of refunds	$33	$(106)
Interest paid	$65	$62
Tobacco settlement and related expense payments	$1,414	$1,374

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$994	$1,584
Short-term investments	203	595
Accounts and notes receivable, net of allowance	60	96
Inventories	706	762
Deferred income taxes	565	588
Other current assets	201	289
Assets held for sale	86	78

Total current assets	2,815	3,992
Property, plant and equipment, net of accumulated depreciation	901	940
Trademarks, net of accumulated amortization	2,085	2,085
Goodwill, net of accumulated amortization	7,099	7,090
Other assets and deferred charges	560	544

	$13,460	$14,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50	$60
Tobacco settlement and related accruals	1,085	1,543
Accrued liabilities and other	926	1,075
Current maturities of long-term debt	244	741
Liabilities related to assets held for sale	9	8

Total current liabilities	2,314	3,427
Long-term debt (less current maturities)	1,727	1,755
Deferred income taxes	1,190	1,236
Long-term retirement benefits	1,251	1,176
Other noncurrent liabilities	346	341
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 2003 — 115,457,564; 2002 — 115,413,501)	1	1
Paid-in capital	7,403	7,401
Retained earnings	1,198	1,217
Accumulated other comprehensive loss	(598)	(598)
Unamortized restricted stock	(12)	(19)

	7,992	8,002
Less treasury stock (shares: 2003 — 31,151,822; 2002 — 29,365,197), at cost	(1,360)	(1,286)

Total stockholders’ equity	6,632	6,716

	$13,460	$14,651

See Notes to Condensed Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

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

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated. We have no investments in entities greater than 20% that we account for by the cost method, and we have no investments in non-consolidated entities greater than 50% that we account for by the equity method.

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods, restricting its acceptance of product returns to only unintentionally damaged products. As a result of this revision, RJR Tobacco reduced its reserve for returned goods, which benefited net sales and operating income $54 million during the second quarter of 2003.

Merchandising Fixtures

      During the second quarter of 2003, RJR Tobacco significantly increased its estimate of the portion of fixtures that is salvageable as part of its accelerated replacement of its merchandising fixtures program that was begun in the fourth quarter of 2002. As a result, no additional accelerated amortization is required. Amortization of merchandising fixtures during the first half of 2003 was $45 million, of which $21 million was accelerated amortization. During the first half of 2002, amortization expense was $27 million.

Goodwill

      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million. As a result of the purchase price allocation of this

Notes to Consolidated Financial Statements (Unaudited) (Continued)

acquisition, the changes in the carrying amount of goodwill during the six months ended June 30, 2003 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2003	$6,875	$215	$7,090
Goodwill acquired	—	9	9

Balance as of June 30, 2003.	$6,875	$224	$7,099

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

      RJR adopted the prospective method of transition of SFAS No. 148 effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.

      The following table illustrates the effect on net income and income per share if RJR had applied the fair value recognition provisions of SFAS No. 123:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$70	$211	$141	$(124)
Add: Stock-based employee compensation expense included in reported net income, net of tax	3	(2)	3	4
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2	2	4	5

Pro forma net income (loss)	$71	$207	$140	$(125)

Earnings (loss) per share:
Basic — as reported	$0.84	$2.35	$1.68	$(1.37)
Basic — pro forma	$0.85	$2.30	$1.67	$(1.38)

Diluted — as reported	$0.83	$2.29	$1.67	$(1.34)
Diluted — pro forma	$0.85	$2.25	$1.66	$(1.35)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material effect on its financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. RJR does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. RJR does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

Note 2 — Restructuring and Impairments

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

      The components of the charges recorded and utilized through June 30, 2003 were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(11)	—	—	(11)

Balance, June 30, 2003	$47	$—	$5	$52

      The employee severance and benefits relate to workforce reductions of 572 full-time employees in operations support and corporate functions. With 490 reductions as of June 30, 2003, the restructuring was largely completed.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. As of June 30, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $43 million of inventories, $31 million of property, plant and equipment and other, and $9 million of accounts payable and accrued liabilities. As of December 31, 2002, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and other, and $8 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business by the end of 2003.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.

      The cash portion of the restructuring charge is expected to be $63 million and primarily relates to employee severance costs. As of June 30, 2003, $11 million of this amount had been paid.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. As a result, during the second quarter of 2003, RJR Tobacco and RJR incurred restructuring and impairment charges of $55 million. RJR Tobacco recorded a non-cash $18 million impairment charge to fully write off certain production equipment that it no longer intends to use. RJR Tobacco also incurred contract termination expenses of $29 million related to the discontinuation of certain event-marketing programs, and RJR incurred other associated costs of $8 million during the second quarter of 2003. As of June 30, 2003, $22 million of the cash portion of the charges had been paid.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Income (Loss) Per Share

      The components of the calculation of income (loss) per share were:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Income before cumulative effect of accounting change	$70	$211	$141	$378
Cumulative effect of accounting change	—	—	—	(502)

Net income (loss)	$70	$211	$141	$(124)

Basic weighted average shares, in thousands	83,479	89,824	83,755	90,625
Effect of dilutive potential shares:
Options	213	1,419	363	1,435
Restricted stock	294	783	351	732

Diluted weighted average shares, in thousands	83,986	92,026	84,469	92,792

Outstanding shares of contingently issuable restricted stock of 0.8 million and 1.6 million were excluded from the share calculations for each of the three and six month periods ended June 30, 2003 and 2002, respectively, as the related vesting provisions had not been met.

Note 4 — Inventories

      The major components of inventories were:

	June 30,	December 31,
	2003	2002

Leaf tobacco	$568	$599
Raw materials	22	18
Work in process	36	35
Finished products	112	110
Other	27	26

Total	765	788
Less LIFO allowance	59	26

	$706	$762

      RJR recorded $3.4 million and $6.8 million of income from expected annual LIFO layer liquidations for the three and six month periods ended June 30, 2003, respectively.

Note 5 — Short-Term Borrowings, Borrowing Arrangements and Long-Term Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, in May 2003 the committed amount was reduced from $622 million to $531 million through November 2004. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee the facility. On

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive position.

      RJR is not required to maintain compensating balances; however, based on the revised ratings of its guaranteed notes, RJR pays commitment fees of 1.25% per annum of the revolving credit facility committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that (1) the remaining amount from the $1.5 billion proceeds from the NGH acquisition, and any further proceeds thereon, may be used to pay dividends and repurchase shares, and (2) up to an additional $500 million in dividends and share repurchases may be made. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At June 30, 2003, RJR had $23 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $508 million of the facility was available for borrowing.

      The $1.45 billion guaranteed, previously unsecured notes issued under a registration effective October 1999 and a shelf registration effective April 2001, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

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

      During the first half of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of June 30, 2003, the average interest rate on RJR’s $2.0 billion long-term debt was 4.7%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of June 30, 2003, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to June 30, 2003, was $142 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      These interest rate swap agreements are guaranteed and secured by RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

      As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

Foreign Currency Arrangements

      At June 30, 2003, RJR Tobacco held forward currency exchange contracts as hedges of unrecognized firm commitments for a net purchase of 1.3 million euros, for the purchase of equipment, and R.J. Reynolds International Business Group, Inc. held forward currency exchange contracts for a net purchase of 1.9 million Great British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. As of June 30, 2003, the insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

Note 7 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the second quarter of 2003, 70 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 69 cases were dismissed or otherwise resolved without trial in their favor. On June 30, 2003, there were 1,522 active cases pending (including approximately 1,062 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,677 on June 30, 2002, and 1,680 on June 30, 2001. As of July 14, 2003, 1,540 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,526 in the United States; 11 in Puerto Rico; 2 in Israel; and 1 in Canada. The U.S. case number does not include the 2,787 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 14, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,072 in West Virginia (1,062 remain pending in the consolidated action); 101 in Florida; 52 in each of California and Maryland; 48 in Mississippi; 34 in New York; 27 in Nevada; 22 in Louisiana; 14 in Alabama; 11 in each of Iowa and Missouri; 8 in each of Illinois and Massachusetts; 7 in the District of Columbia; 6 in Georgia; 5 in each of Minnesota, New Jersey and Tennessee; 4 in each of Arizona and Pennsylvania; 3 in each of Connecticut, Kansas, North Carolina and New Hampshire; 2 in each of Ohio, South Carolina, South Dakota, Utah and Washington; and 1 in each of Kentucky, Maine, Michigan, North Dakota, New Mexico, Oregon, Texas and Wisconsin. Of the 1,526 active U.S. cases, 131 are pending in federal court, 1,393 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of July 14, 2003; the changes in the number of cases by case type since April 17, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or

Notes to Consolidated Financial Statements (Unaudited) (Continued)

indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; and a cross-reference to the discussion of each case type.

		Change in Number
	Number of Cases	of Cases since	Page
Case Type	as of July 14, 2003	April 17, 2003	Reference

Individual Smoking and Health	1,384	+24	20
Flight Attendant-ETS (Broin II)	2,787	—3	20
Class Action	49	+3	21
Governmental Health-Care Cost Recovery	30	—1	25
Other Health-Care Cost Recovery and Aggregated Claims	11	No Change	28
Master Settlement Agreement-Enforcement and Validity	3	—5	29
Asbestos Contribution	5	No Change	30
Antitrust	38	—1	30
Other Litigation	20	+2	32

      In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. Plaintiffs filed a motion for rehearing on July 16, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.4 billion during each of the six month periods ended June 30, 2003 and 2002, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and 2004 and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      The only material smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various cigarette companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR. In addition, in Mittan v. Philip Morris, Inc., a Broin II case, the plaintiff accepted an $800 offer of judgment tendered by the defendants, including RJR Tobacco. RJR Tobacco’s share of the offer was $200. See “— Broin II Cases” below for a further discussion of the Mittan case.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      Finally, in the U.S. Department of Justice case brought against various industry members, including RJR Tobacco, the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial, at a time when discussions were underway with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during the remainder of 2003. The following table lists the trial schedule, as of July 14, 2003, for RJR Tobacco or its affiliates, through 2003.

Trial Date	Case Name	Case Type	Jurisdiction

June 18, 2001 [Currently in Trial]	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)
September 1, 2003	Younger v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Routh v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
September 8, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
September 15, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
September 22, 2003	Brown v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 13, 2003	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin I)	Circuit Court, Dade County (Miami, FL)
October 13, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	Frankson v. Philip Morris, Inc.	Individual	Supreme Court, Kings County (Brooklyn, NY)
October 21, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Madison County (Edwardsville, IL)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
November 10, 2003	Swaty v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
November 10, 2003	Williams v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
December 15, 2003	King v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

      Trial Results. Since January 1, 1999, 29 smoking and health, and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 18 of the 29 cases. Three of the cases resulted in a mistrial. Of the 18 RJR Tobacco wins, five were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, Missouri, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. In Conley v. R.J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R.J. Reynolds Tobacco Co. (an individual smoker case). Most recently, on June 17, 2003, a state court jury in Missouri found in favor of RJR Tobacco and other cigarette manufacturers in Welch v. Brown & Williamson Tobacco Corp. On July 18, 2003, the plaintiff filed a motion for a new trial.

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

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing.
March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit; briefing complete; oral argument heard on February 13, 2003.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Florida’s Second District Court of Appeal affirmed the trial court’s final judgment in favor of plaintiffs. RJR Tobacco filed a petition for rehearing on June 16, 2003. That motion is pending. RJR Tobacco also asked the appellate court to stay the proceedings pending the final outcome of the Engle appeal; however, the appellate court denied that motion.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

February 22, 2002	Burton v. R.J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; briefing is complete; oral argument has not been scheduled.
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief due July 19, 2003.
September 25, 2002	Figueroa-Cruz v. R.J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to U.S. Court of Appeals for the First Circuit; plaintiffs filed their opening brief on May 28, 2003; RJR Tobacco’s brief was filed on July 14, 2003; reply brief due July 24, 2003.

      Additionally, since January 1, 1999, verdicts have been returned in 21 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 11 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, New York, Ohio, Pennsylvania, Rhode Island and Texas. Verdicts in favor of plaintiffs were returned in 10 cases, four of which were tried in California, two in each of Florida and Oregon and one in each of Arkansas and Illinois. Defendants’ appeals or post-trial motions are pending in these cases. On March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris) a lights class-action case discussed below under “— Class-Action Suits.” On April 3, 2003, a Florida state court jury returned a verdict against Philip Morris and Brown & Williamson in Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages. Most recently, on May 27, 2003, in Boerner v. Brown & Williamson Tobacco Corp., an Arkansas federal court jury returned a verdict against Brown & Williamson in another individual smoker action. On July 2, 2003, Judge James Moody of the U.S. District Court for the Eastern District of Arkansas dismissed the Boerner jury’s $15 million punitive damages award, but found in favor of the plaintiff on the design defect claim, which was not considered by the jury. The final judgment reflects the jury’s award of $4,025,000 in actual damages.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

      Finally, the California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court level.

Individual Smoking and Health Cases

      As of July 14, 2003, 1,384 individual cases (including approximately 1,062 individual smoker cases pending in West Virginia state court as a consolidated action) were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs (but does not include the Broin II cases discussed below). A total of 1,373 of the pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining 10 are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      In the second quarter of 2003, RJR Tobacco prevailed in Welch v. Brown & Williamson Tobacco Corp., in which a Missouri state court jury found in favor of RJR Tobacco and other cigarette manufacturers on June 17, 2003. Plaintiff filed a motion for a new trial on July 18, 2003.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and 1 percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the U.S. Court of Appeals for the Tenth Circuit. Briefing is complete. Oral argument has not been scheduled.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. Plaintiffs are appealing the final judgment to the U.S. Court of Appeals for the First Circuit, where the appeal is in the briefing phase.

Broin II Cases

      As of July 14, 2003, approximately 2,787 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. Defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. The appeal is in the briefing phase.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. Defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. The appeal is in the briefing phase.

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

      Most recently, in Mittan v. Philip Morris, Inc., the plaintiff accepted an $800 offer of judgment tendered by RJR Tobacco, Philip Morris, Brown & Williamson and Lorillard. RJR Tobacco’s share of the offer was $200. The defendants made an offer of judgment in an attempt to shift to the plaintiff liability for the defendants’ attorneys’ fees in the event the defendants prevailed at trial. Under Florida law, if defendants file a good faith offer of judgment, and the plaintiff does not accept the offer of judgment made by the defendants and does not prevail at trial, the plaintiff may then be liable for the defendants’ attorneys’ fees.

Class-Action Suits

      As of July 14, 2003, 49 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, the District of Columbia, Florida, Iowa, Illinois, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, Nevada, New York, Oregon, Utah and West Virginia. Twenty-five virtually identical class-action complaints have been filed by one attorney, mainly in Nevada, since July 2002. As discussed below, a Nevada federal court judge denied class certification in five of these cases.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was later voluntarily dismissed. Five such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Louisiana, Missouri and Minnesota. A class has been certified in the Illinois case, Turner v. R.J. Reynolds Tobacco Co., discussed below. A class

Notes to Consolidated Financial Statements (Unaudited) (Continued)

certification decision is pending in the Missouri case, Collora v. R.J. Reynolds Tobacco Co., while the Florida case is in the class certification discovery phase. Most recently, in both the Louisiana and Minnesota cases, Harper v. R.J. Reynolds Tobacco Co. and Dahl v. R.J. Reynolds Tobacco Co., defendants removed the cases to federal court and remand petitions have been filed by the respective plaintiffs.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Briefing is complete. Oral argument may be scheduled during October 2003. On February 10, 2003, in Sims v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. Most recently, on July 11, 2003, a federal district court judge in Nevada denied class certification in five separate cases (brought by the same attorney) which were consolidated for class certification purposes: (1) Ellington v. Philip Morris Inc.; (2) Deller v. Philip Morris Inc.; (3) Hudson v. Philip Morris Inc.; (4) Martinez v. Philip Morris Inc.; and (5) Ramsden v. Philip Morris Inc.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability to any class member or class representative. What primarily remains in the case is a class-wide claim that the cigarette manufacturer-defendants, including RJR Tobacco, pay for a program to help people stop smoking. However, the trial court has ruled that whether smokers are unable to quit and why they continue to smoke are individual issues that cannot be determined on a class-wide basis. RJR Tobacco and the other cigarette-manufacturer defendants are awaiting guidance on any future proceedings and are examining their appellate options.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, plaintiffs petitioned the Supreme Court of West

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Virginia for leave to appeal, which was granted on February 25, 2003. Briefing is underway, and oral argument is anticipated in the third quarter of 2003.

      Trial began in July 1998 in Florida state court in Engle v. R.J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, pursuant to a Florida statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

granted defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief is due July 30, 2003.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to defendants’ marketing and advertising activities in California. Certification was granted as to plaintiffs’ claims that defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on plaintiffs’ common law claims was denied on April 10, 2000. Defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Briefing is complete and the parties are awaiting the judge’s ruling. Trial is scheduled to begin on September 15, 2003.

      On November 14, 2001, in Turner v. R.J. Reynolds Tobacco Co., an Illinois state court judge certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action .. . . .” The bench trial is scheduled to begin on October 21, 2003. On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case (discussed below). On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. This appeal is pending. This case currently includes both RJR and RJR Tobacco as defendants. Similar class-action cases in the same jurisdiction are pending against Philip Morris and Brown & Williamson. Trial of the case against Philip Morris, Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.), began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. Plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and sent the issue back to the trial court for further consideration. In the event RJR Tobacco loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.4 billion during each of the six month periods ended June 30, 2003 and 2002, and during the years 2002, 2001 and 2000, were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is

Notes to Consolidated Financial Statements (Unaudited) (Continued)

a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

Unadjusted Tobacco Industry Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		—		—		—		—		—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments (1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments (1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)(1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments(2)	300	300	300	300		—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)(3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	—		—		—		—		—		—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	—		—		—		—		—		—
RJR Tobacco’s expected settlement expense	—	—	—	$1,900	$	>1,800	$	>1,800	$	>1,800	$	>1,800	$	>1,800
RJR Tobacco’s expected cash payments	—	—	—	$1,900	$	>1,900	$	>1,800	$	>1,800	$	>1,800	$	>1,800

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

      The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, brand-name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling and lobbying. The MSA also required the dissolution of three industry-sponsored research and advocacy organizations.

      The MSA and the other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RJR believes that they may materially adversely affect the results of operations, cash flows or financial position of RJR and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U. S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other state settlement agreements.

      Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action in the U.S. District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to

Notes to Consolidated Financial Statements (Unaudited) (Continued)

smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal RICO statute, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further settlement meetings are planned.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the Department of Justice’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. As of July 16, 2003, the parties will have completed briefing on defendants’ motion for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side may also file additional summary judgment motions on or before October 1, 2003 (no more than nine total motions per side can be filed without leave of court), and at least three of the motions (per side) must be filed on or before August 1, 2003. The government already has filed three such summary judgment motions addressing various affirmative defenses, including those addressing the standard for seeking disgorgement under RICO.

      Trial is scheduled for September 13, 2004.

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

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In the Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. Most recently, in Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing.

      Of the 27 international cases currently pending in the United States, 24 are pending in state court and three are pending in federal court. Two other cases are pending outside the United States, one in each of

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Canada and Israel. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the U.S. District Court for the District of Columbia. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, finding that the legislation under which the province filed its lawsuit against the cigarette manufacturers was unconstitutional.

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

      Since March 1999, the U.S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the industry in similar union cases. The U.S. Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      As of July 14, 2003, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of July 14, 2003, three insurance-related cases were pending against RJR Tobacco. In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of

Notes to Consolidated Financial Statements (Unaudited) (Continued)

certain defendants, including RJR Tobacco, on all causes of action. In March 2002, plaintiffs appealed the summary judgment rulings to the U.S. Court of Appeals for the Eighth Circuit. Oral argument occurred on May 15, 2003. A decision is pending.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on the behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. Pursuant to New York law, Empire elected the verdict on the direct claim. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, have appealed to the U.S. Court of Appeals for the Second Circuit, and oral argument occurred February 13, 2003. A decision is pending.

      Native American Tribes. Two Native American Tribe cases remain pending against RJR Tobacco. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss plaintiffs’ product liability claim. In response, plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. One other Native American tribe case remains pending before a tribal court in South Dakota.

      Hospitals. As of July 14, 2003, two cases brought by hospitals were pending against RJR Tobacco, City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri, and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, defendants’ motion to dismiss was granted. The Appellate Division of the Supreme Court, Second Judicial Department affirmed the trial court’s dismissal on February 10, 2003. In March 2003, plaintiffs asked the Court of Appeals of New York (highest state appellate court) for permission to appeal; their petition was denied on May 13, 2003.

MSA-Enforcement and Validity

      As of July 14, 2003, three cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA.

      The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. On February 12, 2003, in Forces Action Project, LLC v. California, a case in which a smokers’ rights organization challenged the propriety of the MSA on antitrust grounds, the U.S. Court of Appeals for the Ninth Circuit affirmed the U.S. District Court for the Northern District of California’s January 5, 2000 order that granted defendants’ motion to dismiss.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand-name sponsorship violates a provision of the MSA governing the times during which such signs may be posted. On November 27, 2001, the trial court in California ruled against RJR Tobacco. On March 27, 2003, the California Court of Appeal affirmed the trial court’s ruling against RJR

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Tobacco. On June 25, 2003, the California Supreme Court denied RJR Tobacco’s petition for review. On November 16, 2001, the Arizona trial court ruled against RJR Tobacco. That ruling is currently on appeal. Oral argument was heard on April 16, 2003. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. On April 10, 2003, the New York Court of Appeals Appellate Division (1st Department) of the New York Supreme Court affirmed this ruling. The Washington matter was rendered moot and was dismissed.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco has appealed to the Ohio Supreme Court.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted . . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco is appealing this ruling to the California Court of Appeal, Fourth Appellate District, and RJR Tobacco’s motion for calendar preference was granted on June 11, 2003.

Asbestos Contribution Cases

      As of July 14, 2003, five lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. That appeal remains pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R.J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, sued U. S. cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. Of the 34 such cases pending against RJR Tobacco, 28 cases are pending in state court, and 6 cases are pending in federal court. Plaintiffs are asking the court to certify the lawsuits as class actions on behalf of other persons that purchased cigarettes directly from one or more of the defendants. The federal cases were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002. Plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit and oral argument was heard on May 1, 2003. State court cases on behalf of indirect purchasers have been dismissed in Arizona (which is currently on appeal), New York, and Florida. In addition, on November 15, 2002, a District of Columbia court dismissed all claims arising prior to May 11, 1996. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001, and a Michigan court denied class certification on June 11, 2002. A

Notes to Consolidated Financial Statements (Unaudited) (Continued)

New Mexico court granted class certification on April 11, 2003. The New Mexico trial court certified that decision for interlocutory appeal on June 24, 2003.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the U.S. District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The district Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. The court has not set any trial date, although a status hearing is set for August 13, 2003.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the U.S. District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. Plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. Defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, plaintiffs allege that defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the U.S. District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as defendants, which motion was allowed. Plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003 the plaintiffs and all defendants but RJR Tobacco entered into a settlement of this action, subject to court approval. Preliminary approval was granted by Judge Osteen on May 28, 2003. The case continues against RJR Tobacco. Discovery is ongoing, and a trial date of April 19, 2004 has been set.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R.J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the U.S. District Court for the District of South Carolina. The suit alleges that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleges that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section 1 of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charges that RJR Tobacco has violated the South Carolina Unfair Trade Practices Act allegedly by denying promotional services and facilities to Dial that were offered to other retailers. The suit seeks unspecified

Notes to Consolidated Financial Statements (Unaudited) (Continued)

damages. Plaintiff has requested a bench trial. RJR Tobacco has answered the complaint and asserted a number of defenses. Discovery (except expert discovery) must be completed by October 31, 2003.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale Company, Inc. sued RJR Tobacco under the federal antitrust laws in the U.S. District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc. consistent with its terms. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco timely appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the U.S. Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. The parties have completed briefing the appeal and await a date for oral argument. On June 10, 2003 nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, asking the court to enjoin RJR from implementing its revised distribution agreements. A hearing on this motion was held on July 24, 2003 and a decision is pending. On July 3, 2003, the court granted the State of Tennessee’s Motion to Intervene as a Plaintiff. The State of Mississippi filed a Motion to Intervene as a Plaintiff on July 2, 2003. All claims in this antitrust suit arise under the Robinson-Patman Act. Plaintiffs seek unspecified damages.

Other Litigation and Developments

      On July 3, 2003, the Securities and Exchange Commission issued a subpoena to RJR pursuant to a Formal Order of Investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC Staff, focus on whether the specific amounts of certain expenses of RJR, the disclosure of which RJR believes would reveal highly confidential and protected information, should be quantified separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. RJR is unable to predict the outcome of this investigation or any effects that it may have on its disclosures related to its results of operations.

      On January 24, 2003, RJR and RJR Tobacco were each served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation.

      RJR Tobacco is aware of a grand jury investigation in North Carolina that relates to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively.

      On December 22, 1998, Northern Brands International, Inc. (“Northern Brands”) entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc. (“RJR-MI”). On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . .. . .” It is understood that, at all relevant times over the past several years, JT-MacDonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Canadian Mounted Police (“RCMP”) relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and served summonses on JT-MacDonald, Corp., Northern Brands, R.J. Reynolds Tobacco International, Inc. (“RJR-TI”), R. J. Reynolds Tobacco Co. (Puerto Rico) (“RJR-PR”) and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea.

      On December 21, 1999, the government of Canada filed a lawsuit in the U.S. District Court for the Northern District of New York against RJR Tobacco, RJR, several currently and formerly related companies, including Northern Brands, and the Canadian Tobacco Manufacturers Council. The lawsuit alleges that, beginning in 1991, the defendants conspired with known distributors and smugglers to illegally import into Canada tobacco products originally earmarked for export from Canada, in a fashion that avoided the imposition of certain excise and retail taxes and duty payments. On June 30, 2000, this case was dismissed by the U.S. District Court for the Northern District of New York. Plaintiff appealed the dismissal to the U.S. Court of Appeals for the Second Circuit, which, on October 12, 2001, affirmed the district court’s dismissal. On December 12, 2001, the Court of Appeals denied Canada’s petition for rehearing. In March 2002, Canada filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court denied Canada’s petition on November 4, 2002, thereby bringing Canada’s case to an end. The government of Canada has indicated that it might pursue these claims in Canada. As noted above, the RCMP recently filed criminal charges against Northern Brands, RJR-TI, RJR-PR and others, but neither RJR nor RJR Tobacco was charged with wrongdoing. Also, as noted above, although the international tobacco business was sold, RJR and RJR Tobacco retained certain liabilities relating to the events disclosed above.

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

      On July 17, 2001, the action brought by the European Community was dismissed by the U.S. District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted defendants’ motion to dismiss the complaint and, on March 25, 2002, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. Oral argument occurred before the Second Circuit on January 29, 2003, and its decision is pending.

      On October 30, 2002, the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain) filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the U.S. District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they

Notes to Consolidated Financial Statements (Unaudited) (Continued)

should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third action is still pending before the Court of First Instance.

      RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the U.S. District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on December 10, 2002, and its decision is pending.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. Plaintiffs filed a consolidated complaint on June 17, 2003. Defendants have until July 11, 2003 to answer or otherwise plead.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case (reversed by the intermediate appellate court on May 21, 2003), a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R.J. Reynolds Tobacco Company Capital Investment Plan, pending in the U.S. District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class-action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin-off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

Environmental Matters

      RJR and its subsidiaries are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

responsible parties notified by the EPA and an environmental consultant working on behalf of the PRP group, which includes RJR Tobacco.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in U.S. District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for a stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on January 7, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

      On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee RJR’s revolving credit facility, interest rate swaps and RJR’s

Notes to Consolidated Financial Statements (Unaudited) (Continued)

guaranteed, previously unsecured notes. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required (1) RJR and the guarantors to pledge all of their assets to secure their obligations under the revolving credit facility, and (2) RJR and certain of the guarantors, which are considered restricted subsidiaries under the guaranteed previously unsecured notes, to pledge certain of their assets to secure RJR’s guaranteed, previously unsecured notes. Notwithstanding the foregoing, the revolving credit facility provides that all of the collateral will be automatically released when both Moody’s raises its rating to Baa3 or higher and Standard & Poor’s raises its rating to BBB- or higher, on RJR’s guaranteed, previously unsecured notes. (Collateralization is subject to reinstatement upon the occurrence of a new lowering of ratings below investment grade by both of these rating agencies.)

      As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

Note 8 — Stockholders’ Equity

				Accumulated
				Other
				Comprehensive	Unamortized		Total
	Common	Paid-In	Retained	Income	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Earnings	(Loss)	Stock	Stock	Equity	Income

Balance at December 31, 2002	$1	$7,401	$1,217	$(598)	$(19)	$(1,286)	$6,716
Net income	—	—	141	—	—	—	141	$141

Total comprehensive income								$141

Dividends	—	—	(160)	—	—	—	(160)
Stock options exercised	—	1	—	—	—	—	1
Tax benefit on stock options exercised	—	1	—	—	—	—	1
Restricted stock awarded	—	(2)	—	—	2	—	—
Restricted stock amortization	—	—	—	—	4	—	4
Restricted stock forfeited	—	2	—	—	1	(3)	—
Common stock repurchased	—	—	—	—	—	(71)	(71)

Balance at June 30, 2003	$1	$7,403	$1,198	$(598)	$(12)	$(1,360)	$6,632

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 9 — Segment Information

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

      Segment Data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales:
RJR Tobacco	$1,370	$1,654	$2,540	$3,132
All other	61	51	109	88

Consolidated net sales	$1,431	$1,705	$2,649	$3,220

Operating income:
RJR Tobacco	$141	$354	$270	$647
All other	20	25	34	39
Corporate expense	(21)	(7)	(29)	(17)

Consolidated operating income	$140	$372	$275	$669

Reconciliation to income before taxes:
Operating income	$140	$372	$275	$669
Interest and debt expense	29	36	65	72
Interest income	(7)	(12)	(17)	(28)
Other (income) expense	1	2	(6)	5

Income before income taxes	$117	$346	$233	$620

	June 30,	December 31,
	2003	2002

Assets:
RJR Tobacco	$11,371	$11,968
All other	784	693
Corporate	1,305	1,990

Consolidated assets	$13,460	$14,651

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning the guarantors, including RJR Tobacco and RJR Acquisition Corp., because such information is not believed to be material to holders of the $1.45 billion guaranteed, secured notes. The guarantors are direct or indirect, wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp. and RJR’s other material subsidiaries, the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

      Prior period comparative information has not been reclassified; and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended June 30, 2003
Net sales	$—	$1,408	$39	$(16)	$1,431
Cost of products sold	—	859	12	(16)	855
Selling, general and administrative expenses	12	383	(14)	—	381
Restructuring and impairment charges	8	47	—	—	55
Interest and debt expense	27	2	—	—	29
Interest income	(2)	(4)	(1)	—	(7)
Intercompany interest (income) expense	(2)	20	(18)	—	—
Intercompany dividends	(34)	—	—	34	—
Other (income) expense, net	(1)	—	2	—	1

Income before income taxes	(8)	101	58	(34)	117
Provision for (benefit from) income taxes	(20)	48	19	—	47
Equity income from subsidiaries	92	37	4	(133)	—

Net income	$104	$90	$43	$(167)	$70

For the Three Months Ended June 30, 2002
Net sales	$—	$1,673	$45	$(13)	$1,705
Cost of products sold	—	979	10	(13)	976
Selling, general and administrative expenses	7	435	(85)	—	357
Interest and debt expense	33	3	—	—	36
Interest income	(3)	(9)	—	—	(12)
Intercompany interest (income) expense	(6)	42	(36)	—	—
Intercompany dividends	(151)	(277)	—	428	—
Other expense (income), net	3	(1)	—	—	2

Income before income taxes	117	501	156	(428)	346
Provision for (benefit from) income taxes	(11)	90	56	—	135
Equity income from subsidiaries	511	88	—	(599)	—

Net income	$639	$499	$100	$(1,027)	$211

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2003
Net sales	$—	$2,649	$29	$(29)	$2,649
Cost of products sold	—	1,626	7	(29)	1,604
Selling, general and administrative expenses	21	678	16	—	715
Restructuring and impairment charges	8	47	—	—	55
Interest and debt expense	60	5	—	—	65
Interest income	(5)	(12)	—	—	(17)
Intercompany interest (income) expense	(5)	5	—	—	—
Intercompany dividends	(34)	—	—	34	—
Other (income) expense, net	—	(10)	4	—	(6)

Income (loss) before income taxes	(45)	310	2	(34)	233
Provision for (benefit from) income taxes	(33)	126	(1)	—	92
Equity income from subsidiaries	188	6	6	(200)	—

Net income	$176	$190	$9	$(234)	$141

For the Six Months Ended June 30, 2002
Net sales	$—	$3,168	$76	$(24)	$3,220
Cost of products sold	—	1,865	17	(24)	1,858
Selling, general and administrative expenses	17	836	(160)	—	693
Interest and debt expense	66	6	—	—	72
Interest income	(3)	(24)	(1)	—	(28)
Intercompany interest (income) expense	(12)	84	(72)	—	—
Intercompany dividends	(757)	(277)	—	1,034	—
Other expense, net	5	—	—	—	5

Income before income taxes	684	678	292	(1,034)	620
Provision for (benefit from) income taxes	(24)	161	105	—	242
Equity income (loss) from subsidiaries	202	(367)	—	165	—

Income before cumulative effect of accounting change	910	150	187	(869)	378
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$910	$187	$(352)	$(869)	$(124)

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2003
Cash flows from operating activities	$36	$87	$12	$(289)	$(154)

Cash flows from (used in) investing activities:
Capital expenditures	—	(22)	—	—	(22)
Acquisition, net of cash acquired	—	(9)	—	—	(9)
Purchases of short-term investments	(3)	(1)	—	—	(4)
Proceeds from short-term investments	304	92	—	—	396
Increases in equity investments	—	—	(20)	—	(20)
Proceeds from the sale of business	—	6	—	—	6
Intercompany notes receivable	(15)	70	2	(57)	—

Net cash flows from (used in) investing activities	286	136	(18)	(57)	347

Cash flows from (used in) financing activities:
Repurchase of common stock	(72)	—	—	—	(72)
Repayment of long-term debt	(550)	—	—	—	(550)
Dividends paid on common stock	(162)	(289)	—	289	(162)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany notes payable	109	(187)	21	57	—

Net cash flows from (used in) financing activities	(674)	(476)	21	346	(783)

Net change in cash and cash equivalents	(352)	(253)	15	—	(590)
Cash and cash equivalents at beginning of period	463	1,112	9	—	1,584

Cash and cash equivalents at end of period	$111	$859	$24	$—	$994

For the Six Months Ended June 30, 2002
Cash flows from (used in) operating activities	$976	$616	$(474)	$(756)	$362

Cash flows from (used in) investing activities:
Purchases of short-term investments	(500)	(2)	—	—	(502)
Capital expenditures	—	(39)	(5)	—	(44)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Intercompany notes receivable	(216)	4	156	56	—
Other, net	—	17	—	—	17

Net cash flows from (used in) investing activities	(1,055)	(20)	151	56	(868)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—	—	—	745
Repurchase of common stock	(262)	—	—	—	(262)
Dividends paid on common stock	(164)	(756)	—	756	(164)
Intercompany notes payable	16	(299)	339	(56)	—
Other, net	17	—	—	—	17

Net cash flows from (used in) financing activities	352	(1,055)	339	700	336

Net change in cash and cash equivalents	273	(459)	16	—	(170)
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$458	$1,275	$117	$—	$1,850

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

June 30, 2003
Assets
Cash and cash equivalents	$111	$859	$24	$—	$994
Short-term investments	203	—	—	—	203
Assets held for sale	—	86	—	—	86
Other current assets	17	1,916	23	(424)	1,532
Trademarks, net	—	2,085	—	—	2,085
Goodwill, net	—	7,099	—	—	7,099
Intercompany notes receivable	375	3,521	16	(3,912)	—
Investment in subsidiaries	8,859	65	15	(8,939)	—
Other noncurrent assets	206	1,218	43	(6)	1,461

Total assets	$9,771	$16,849	$121	$(13,281)	$13,460

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$9	$—	$—	$9
Tobacco settlement and related accruals	—	1,085	—	—	1,085
Other current liabilities	698	934	12	(424)	1,220
Intercompany notes payable	365	3,511	36	(3,912)	—
Long-term debt (less current maturities)	1,727	—	—	—	1,727
Other noncurrent liabilities	349	2,429	15	(6)	2,787
Stockholders’ equity	6,632	8,881	58	(8,939)	6,632

Total liabilities and stockholders’ equity	$9,771	$16,849	$121	$(13,281)	$13,460

December 31, 2002
Assets
Cash and cash equivalents	$463	$1,006	$115	$—	$1,584
Short-term investments	504	91	—	—	595
Assets held for sale	—	76	2	—	78
Other current assets	80	2,043	70	(458)	1,735
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	360	174	3,436	(3,970)	—
Investment in subsidiaries	8,705	4,834	8	(13,547)	—
Other noncurrent assets	188	1,258	38	—	1,484

Total assets	$10,300	$16,357	$5,969	$(17,975)	$14,651

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$8	$—	$—	$8
Tobacco settlement and related accruals	—	1,536	7	—	1,543
Other current liabilities	1,233	1,079	22	(458)	1,876
Intercompany notes payable	257	3,369	344	(3,970)	—
Long-term debt (less current maturities)	1,755	—	—	—	1,755
Other noncurrent liabilities	339	1,669	745	—	2,753
Stockholders’ equity	6,716	8,696	4,851	(13,547)	6,716

Total liabilities and stockholders’ equity	$10,300	$16,357	$5,969	$(17,975)	$14,651

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

      In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Discounting on RJR Tobacco’s brands has increased significantly as a result of competitive discounting, higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands manufactured by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      Starting in mid-July 2002, RJR Tobacco’s largest competitor significantly increased promotional spending. Additionally, excise taxes were significantly increased in 20 states and New York City during 2002, and in 12 states and the District of Columbia during the first half of 2003. To maintain competitive prices, RJR Tobacco has increased its promotional spending since the second half of 2002. The increased promotional costs are expected to continue into the foreseeable future.

      Although the level and rate of change of retail sales to consumers, referred to as consumption, are not independently available, consumption trend estimates are generated. These estimates are based on shipment volume, retail share of market, trade inventory levels and pricing in the marketplace. In recent years, the consumption decline for the industry has been estimated to be approximately 2% to 3% annually. RJR Tobacco believes its consumption decline has been somewhat greater than that of the industry, due to the higher price sensitivity of its consumers on some of its brands. RJR Tobacco estimates that its consumption decline in the first six months of 2003 was approximately 8% to 10%. This acceleration in the decline is believed to be due to the substantial increase in state excise taxes and continued pricing pressure from the deep-discount price-tier, potential acceleration in industry consumption decline, as well as general economic conditions.

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

      During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, largely completed in the first half of 2003, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR, which resulted in restructuring and impairment charges in the second quarter of 2003. Further initiatives are expected to be announced in September or October of 2003, and will result in additional charges in the second half of 2003.

      During 2002, RJR’s pension assets declined $245 million, or approximately 11%. These assets were adversely impacted by benefit payments and the continued deterioration of the equity markets and declining interest rates. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s 2002 year-end SFAS No. 87, “Employers’ Accounting for Pensions,” funded status. At December 31, 2002, the projected benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $933 million. Pension expense in 2003 is expected to be approximately $90 million and will be adversely impacted due to these circumstances and by RJR lowering the expected return on asset assumption from 9.5% per annum for 2002, to 9.0% per annum for 2003. RJR contributed $100 million to its pension plan in January 2003. Additional cash funding may be made in the foreseeable future.

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

Tobacco-Related Litigation

      RJR and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

      As discussed in note 7 to the condensed consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case (reversed by the intermediate appellate court on May 21, 2003), a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s condensed consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in note 7 to the condensed consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations, and the related expense charges under the MSA and other settlement agreements, are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements, referred to as MSA expenses, recorded in the accompanying condensed consolidated statements of income were $974 million and $1.3 billion for the six months ended June 30, 2003 and 2002, respectively, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.6 billion and $2.3 billion, respectively. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

      RJR Tobacco estimates that its MSA expenses will approximate $1.9 billion in 2003 and exceed $1.8 billion in each of 2004 and 2005, subject to adjustments, including those discussed above.

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods, restricting its acceptance of product returns to only unintentionally damaged products. As a result of this revision, RJR Tobacco reduced its reserve for returned goods, which benefited net sales and operating income $54 million during the second quarter of 2003. RJR Tobacco expects that decreased returns may enhance operating income; however if actual future returns differ from estimates, further reserve adjustments may be necessary.

Merchandising Fixtures

      During the second quarter of 2003, RJR Tobacco significantly increased its estimate of the portion of fixtures that is salvageable as part of its accelerated replacement of its merchandising fixtures program that was begun in the fourth quarter of 2002. As a result, no additional accelerated amortization is required. Amortization of merchandising fixtures during the first half of 2003 was $45 million, of which $21 million was accelerated amortization. During the first half of 2002, amortization expense was $27 million.

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

      RJR adopted the prospective method of transition of SFAS No. 148 effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modification of existing grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended.

      The provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 had no material impact on RJR’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. RJR does not expect the adoption of FIN No. 46 to have a material effect on its financial position, results of operations or cash flows.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. RJR does not expect the adoption of SFAS No. 150 to have a material effect on its financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales[1]	$1,431	$1,705	$2,649	$3,220
Cost of products sold[1,2]	855	976	1,604	1,858
Selling, general and administrative expenses	381	357	715	693
Restructuring and impairment charges	55	—	55	—

Operating income	$140	$372	$275	$669

[1]	Excludes excise taxes of $407 million and $452 million for the three months ended June 30, 2003 and 2002, respectively, and $782 million and $880 million for the six months ended June 30, 2003 and 2002, respectively.

[2]	Includes settlement expense of $512 million and $655 million for the three months ended June 30, 2003 and 2002, respectively and $974 million and $1,273 million for the six months ended June 30, 2003 and 2002, respectively.

      Net sales of $1.4 billion for the second quarter of 2003 decreased 16.1% from the comparable prior-year quarter. Of this decrease, $291 million was due to lower overall volume and $35 million higher promotional incentives, net of higher pricing. Net sales were $2.6 billion, or a decrease of 17.7%, during the first half of 2003 from the comparable prior-year period, primarily due to $619 million lower volume and an unfavorable full-price/savings-brand mix, combined with $6 million higher promotional incentives, net of higher pricing. These decreases in net sales during the quarter and six months ended June 30, 2003, were partially offset by a $54 million benefit related to RJR Tobacco’s change in returned goods policy.

      Domestic shipment volume for RJR’s operating subsidiaries, in billions of units, included:

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

RJR Tobacco key brands:
CAMEL ex. Regular	5.1	5.7	-10.1%	9.7	11.0	-11.7%
Base WINSTON	4.1	4.6	-10.2%	7.7	9.1	-14.9%
SALEM	2.5	2.6	-0.9%	4.5	5.0	-9.1%
DORAL	5.6	6.5	-15.0%	11.0	12.6	-13.1%
RJR Tobacco total full-price	13.0	14.3	-9.2%	24.4	28.1	-13.1%
RJR Tobacco total savings	8.0	9.2	-13.6%	15.7	17.7	-11.6%
RJR Tobacco total domestic[1]	21.0	23.5	-10.9%	40.1	45.8	-12.5%
RJR total domestic[1]
(includes Santa Fe)	21.3	23.8	-10.7%	40.7	46.3	-12.2%

Industry:[2]
Full-price	70.8	70.8	–%	135.1	146.2	-7.6%
Savings	25.0	27.4	-8.8%	48.9	53.3	-8.3%

Industry total domestic	95.8	98.2	-2.5%	184.0	199.5	-7.8%

[1]	Excludes Puerto Rico and certain other U.S. territories’ volume.

[2]	The source of industry data is Management Science Associates, Inc. These data may not include all shipments of some manufacturers that Management Science Associates is presently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume. For example, RJR Tobacco believes that industry shipments for the year 2002 may have been understated by approximately 6%, which would indicate that smaller manufacturers represented 13% of total industry shipments.

     RJR Tobacco’s total domestic shipment volume declined 10.9% in the second quarter of 2003 from the second quarter of 2002 and 12.5% in the first half of 2003 from the first half of 2002. These declines reflect the impacts of the business trends discussed above on consumption, or retail sales to consumers, and shifts in trade inventory levels. Based on preliminary analysis, RJR Tobacco believes that the overall decline in consumption has accelerated compared with historical trends. RJR Tobacco estimates consumption for its products to be down by 8% to 10% from the comparable prior-year periods.

      Shipments in the full-priced tier increased 1.2% to 62.2% of RJR Tobacco’s total domestic shipments in the second quarter of 2003 as compared with 61.0% in the prior-year quarter. RJR Tobacco’s full-price shipments were 60.9% and 61.3% of total shipments for the six months ended June 30, 2003 and 2002, respectively. Industry full-price shipments as a percentage of total domestic shipments increased to 73.9% from 72.0% in the three months ended June 30, 2003 and 2002, respectively; and were relatively stable at 73.4% and 73.3% in the six months ended June 30, 2003 and 2002, respectively.

      RJR Tobacco’s retail share of market, according to data from Information Resources Inc./Capstone, averaged 22.77% for the three months ended June 30, 2003, a decrease of 0.15 share points when compared with the previous quarter and 0.09 share points when compared with the prior-year quarter.

      CAMEL, RJR Tobacco’s largest full-price brand, continued to show strength in the marketplace. CAMEL’s share of market, excluding the non-filtered style, averaged 5.96% in the second quarter of 2003, compared with 6.04% in the first quarter of 2003 and 5.63% in the second quarter of 2002.

      Base WINSTON’s retail share averaged 4.52% in the second quarter of 2003, relatively stable with 4.55% in the first quarter of 2003 and 4.58% in the second quarter of 2002. WINSTON is currently supported by a more targeted geographical promotion strategy.

      SALEM’s share average grew to 2.54% in the second quarter of 2003 compared with 2.29% in the first quarter of 2003 and 2.45% in the second quarter of 2002. SALEM benefited from its new “Stir the Senses” positioning, launched in April 2003, which includes expanded distribution of its Slide Box styles into additional markets, new advertising support and more competitive promotion levels.

      The retail market share of DORAL, the nation’s best-selling savings brand, averaged 5.65% in the second quarter of 2003, compared with 5.72% in the first quarter of 2003 and 5.85% in the second quarter of 2002. DORAL’s performance in the first half of 2003 reflects increased competitive pressure from both full-price promotions and deep-discount brands.

      During April and May of 2003, RJR Tobacco expanded the distribution of ECLIPSE to 7-Eleven and Circle-K stores across the country. ECLIPSE was expanded into additional retail chains in June 2003, with the goal of making the brand more conveniently available to adult smokers. The expansion is being supported by a cost-efficient marketing plan that includes limited print advertising, point-of-sale and direct-marketing efforts.

      Cost of products sold was $855 million for the second quarter of 2003, a decrease of $121 million, or 12.4%, from the second quarter of 2002, primarily due to $162 million lower MSA and volume-related manufacturing costs. During the first six months of 2003, cost of products sold was $1.6 billion, a decrease of $254 million, or 13.7%, from the prior-year period, primarily due to $325 million lower MSA and volume-related manufacturing costs. These decreases in the three and six month periods were partially offset by higher raw material and promotional product costs. Cost of products sold as a percent of net sales was 59.7% during the second quarter compared with 57.2% in the prior-year quarter. During the first half of 2003, cost of products sold was 60.6% compared with 57.7% percent in the prior-year period. The relationship of cost of products sold to net sales was adversely impacted by lower net sales, which included increased promotional discounting.

      Selling, general and administrative expenses of $381 million during the second quarter of 2003, increased $24 million, or 7%, compared with the prior-year quarter, including higher marketing expense, $12 million higher general expense and $9 million higher expenses of entities acquired during 2002. Selling, general and administrative expenses of $715 million during the first half of 2003, increased $22 million, or 3%, compared with the prior-year period. This increase included higher marketing expenses, the inclusion of $16 million higher selling, general and administrative expenses of entities acquired during 2002 and $7 million higher general expenses. These increases in the second quarter and first half of 2003 were partially offset by lower legal expense as discussed below. As a percent of net sales, selling, general and administrative expenses were 26.6% and 27.0% for the second quarter and first half of 2003, respectively, compared with 20.9% and 21.5% in the prior-year periods, primarily due to higher discounting reflected in net sales in 2003 combined with the reasons above.

      Legal expense, a component of selling, general and administrative expenses, includes the costs of litigating and administering product liability and other cases and proceedings. Although these costs historically have been, and are expected to continue to be, substantial, other components of selling, general and administrative expenses are materially greater than these costs. Legal expense decreased $14 million and $18 million for the second quarter and first half of 2003, respectively, when compared with the prior-year periods.

      Numerous factors affect the amount of litigation costs, including the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Legal Proceedings — Tobacco-Related Litigation — Introduction” in Part II — Other Information,

Item 1 for detailed information regarding the number and type of cases pending, and “Legal Proceedings — Tobacco-Related Litigation — Scheduled Trials” in Part II — Other Information, Item 1 for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2003. RJR Tobacco expects that these factors will continue to be the primary impact on its litigation costs in the future. However, due to numerous circumstances beyond the control of RJR Tobacco, management is unable to predict whether its litigation costs will continue at historical levels. Those circumstances include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

      Restructuring and impairment charges of $55 million were recorded in the second quarter of 2003 as a result of initiatives announced in April 2003 related to RJR Tobacco’s approach to the marketplace and the cost structures of RJR Tobacco and RJR. RJR Tobacco recorded a non-cash $18 million impairment charge to fully write off certain production equipment that it no longer intends to use. RJR Tobacco also incurred contract termination expenses of $29 million related to the discontinuation of certain event-marketing programs, and RJR incurred other associated costs of $8 million during the second quarter of 2003. As of June 30, 2003, $22 million of the cash portion of the charges had been paid. Although pre-tax savings from the restructuring were $12 million during the second quarter of 2003, and are expected to be $38 million during 2003 and $81 million on an annual basis, the extent to which these savings will impact future operating income is dependent upon the outcome of RJR Tobacco’s current review of its marketplace strategies and cost structure.

      Interest and debt expense was $29 million and $65 million for the three and six month periods ended June 30, 2003, respectively, a decrease of $7 million from each of the comparable prior-year periods. The decrease is primarily due to the repayment of $550 million in debt in the second quarter of 2003 and to a lesser extent, lower interest rates in 2003.

      Interest income was $7 million and $17 million for the three and six month periods ended June 30, 2003, respectively. The $5 million decrease from the prior-year quarter was due to a lower average cash balance combined with lower interest rates. The $11 million decrease from the first half of 2002 is primarily due to lower interest rates in 2003.

      Other (income) expense, net was expense of $1 million for the second quarter of 2003, a decrease of $1 million from the prior-year quarter. Income of $6 million was recorded during the first half of 2003, compared with $5 million expense in the prior-year period. The income was primarily due to $10 million in proceeds from a lease termination in the first quarter of 2003.

      Provision for income taxes was $47 million, or an effective rate of 39.4%, in the second quarter of 2003 compared with $135 million, or an effective rate of 39.0%, in the second quarter of 2002. The provision for income taxes for the first half of 2003 was $92 million, or an effective rate of 39.3% and $242 million, or an effective rate of 39.0% for the first half of 2002. The effective tax rate in both 2003 and 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

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

Cash Flows

      Net cash flows used in operating activities were $154 million in the first six months of 2003, compared with $362 million generated from operating activities in the first six months of 2002. This change is primarily due to the decreased operating income as a result of decreased volumes and increased promotional expenses and to a lesser extent, lower interest income. Additionally, while tobacco settlement and related expenses were lower in 2003, cash payments during 2003, based on 2002 expenses, resulted in a $331 million comparatively larger decrease in the accrual for tobacco settlement and related expenses.

      Net cash flows from investing activities were $347 million in the first six months of 2003, compared with a cash flow use of $868 million in the prior year. This change is primarily due to the decrease in short-term investments, the 2002 acquisition of Santa Fe, net of cash acquired, and to a lesser extent, a decrease in capital expenditures. These factors are partially offset by an increase in equity investments in the first half of 2003.

      Net cash flows used in financing activities were $783 million in the first six months of 2003, compared with $336 million provided from financing activities in the comparable prior-year period. This change is primarily due to the use of $550 million, of the $745 million cash proceeds from the issuance of notes in May 2002, to repay notes that matured in May 2003. This change is combined with decreased proceeds from the exercise of stock options and partially offset by the decrease in the repurchase of common stock.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through July 14, 2003. To increase financial flexibility, in April 2003, RJR suspended repurchases under its board of directors’ $1 billion authorization of February 2002 and will periodically reassess this determination.

      RJR continues to purchase stock through a program designed to repurchase shares related to the minimum tax liability concerning certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s condensed consolidated balance sheets.

Repurchases — 2003	Shares	Cost

		(in millions)
$1 billion authorization	1,441,460	$60
1999 LTIP tax withholding	277,430	12

Total through July 14, 2003	1,718,890	$72

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Suspended — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	396,504	18

Total as of July 14, 2003		31,154,403	$1,363

Dividends

      On April 30, 2003, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was paid on July 1, 2003 to stockholders of record as of June 10, 2003. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $22 million for the first half of 2003 compared with $44 million for the first half of 2002. RJR Tobacco plans to spend $75 million to $85 million for capital expenditures during 2003, funded primarily by cash flows from operations. The decrease during the first half of 2003 and from the full-year estimate for 2003 is due to the exclusion of certain non-tobacco businesses that have been classified as assets held for sale as a part of the 2002 restructuring plan. Additionally, the planned replacement of certain equipment has been reduced. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2003.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, in May 2003 the committed amount was reduced from $622 million to $531 million through November 2004. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee the facility. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive position. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s recently released second quarter 2003 results. The outlook for Moody’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured unsubordinated debt notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances. However, as a result of Moody’s August 7, 2003 lowering of its rating of RJR’s guaranteed, previously unsecured notes from Ba1 to Ba2, commitment fees paid by RJR increased to 1.50% per annum, from 1.25% per annum, of the revolving credit facility committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that (1) the remaining amount from the $1.5 billion proceeds from the NGH acquisition, and any further proceeds thereon, may be used to pay dividends and repurchase shares, and (2) up to an additional $500 million in dividends and share repurchases may be made. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At June 30, 2003, RJR had $23 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $508 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2003.

      The $1.45 billion guaranteed, previously unsecured notes issued under a registration effective October 1999 and a shelf registration effective April 2001, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2003.

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

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. In July 2002, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 7 to the condensed consolidated financial statements. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 7 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.4 billion during each of the six-month periods ended June 30, 2003 and 2002, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco estimates total payments will be $1.9 billion in 2003 and 2004 and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations due to the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

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

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $2.05 per pack in New Jersey. During 2002, excise taxes were significantly increased in 20 states and New York City. In addition, in the first half of 2003, 12 states and the District of Columbia approved increases in their excise taxes. When signed into law and fully implemented, these increases will raise the weighted average state cigarette excise tax per pack from $.62 in 2002 to $.67. Due to many states having budget shortfalls, RJR Tobacco expects state excise taxes to increase even further in 2003. Several states have pending legislation proposing further state excise tax increases.

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

      Forty states have passed, and various states are considering, legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Additionally, 13 states have approved legislation that limits the ability of nonparticipating manufacturers to withdraw funds from their escrow accounts. The National Association of Attorneys General has endorsed adoption of these legislation efforts.

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that keep domestic market prices artificially high. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. Post-MSA cigarette volume declines have dictated significant reductions in tobacco marketing quotas, which in turn have led many farmers to support legislation eliminating the current tobacco quota program with compensation for the lost value of their quotas; such “quota buyout” legislation has been introduced in this and the last session of Congress. Because of the importance of tobacco leaf as a raw material for RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material adverse effect on RJR Tobacco’s business or financial condition.

      On May 21, 2003, the World Health Organization adopted a broad tobacco control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30 percent of each package and include graphic pictures on packages. Although the United States delegate to the World Health

Organization Assembly voted for the treaty, it is not known whether the treaty will be signed by the President and sent to the United States Senate for ratification. Ratification of the treaty by the United States Senate could lead to broader regulation of the industry.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “— Litigation and Settlements,” “Legal Proceedings” in Part II — Other Information, Item 1 and note 7 to the condensed consolidated financial statements.

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

      For further discussion of environmental matters involving RJR and its affiliates, including RJR Tobacco, or indemnitees, see note 7 to the condensed consolidated financial statements.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against (1) any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet, (2) any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans and (3) any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands. See note 7 to the condensed consolidated financial statements for a description of the Northern Brands litigation. Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

      On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee RJR’s revolving credit facility, interest rate swaps and RJR’s guaranteed, previously unsecured notes. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required (1) RJR and the guarantors to pledge all of their assets to secure their obligations under the revolving credit facility, and (2) RJR and certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, to pledge certain of their assets to secure RJR’s guaranteed, previously unsecured notes. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s recently released second quarter 2003 results. The outlook for Moody’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty. Notwithstanding the foregoing, the revolving credit facility provides that all of the collateral will be automatically released when both Moody’s raises its rating to Baa3 or higher, and Standard & Poor’s raises its rating to BBB- or higher, on RJR’s guaranteed, previously unsecured notes. (Collateralization is subject to reinstatement upon the occurrence of a new lowering of ratings below investment grade by both of these rating agencies.) For a further discussion of RJR’s revolving credit facility, and other debt, see “— Liquidity and Financial Condition — Debt.”

      As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, many of which are beyond the control of RJR, that could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers, including increased promotional activities and the growth of the deep-discount category; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash; any potential costs or savings associated with realigning the cost structure of RJR and its subsidiaries; and the ratings of RJR’s securities. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR and its subsidiaries have exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment, as well as obligations for, and service agreements related to, foreign operations denominated in euros and Great British pounds. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2003.

Item 4. Controls and Procedures

(a)	RJR’s chief executive officer and chief financial officer have concluded that RJR’s disclosure controls and procedures are effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no significant changes in RJR’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART II — Other Information

Item 1. Legal Proceedings

Litigation Affecting the Cigarette Industry

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the second quarter of 2003, 70 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 69 cases were dismissed or otherwise resolved without trial in their favor. On June 30, 2003, there were 1,522 active cases pending (including approximately 1,062 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,677 on June 30, 2002, and 1,680 on June 30, 2001. As of July 14, 2003, 1,540 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,526 in the United States; 11 in Puerto Rico; 2 in Israel; and 1 in Canada. The U.S. case number does not include the 2,787 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 14, 2003, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in 36 states and the District of Columbia: 1,072 in West Virginia (1,062 remain pending in the consolidated action); 101 in Florida; 52 in each of California and Maryland; 48 in Mississippi; 34 in New York; 27 in Nevada; 22 in Louisiana; 14 in Alabama; 11 in each of Iowa and Missouri; 8 in each of Illinois and Massachusetts; 7 in the District of Columbia; 6 in Georgia; 5 in each of Minnesota, New Jersey and Tennessee; 4 in each of Arizona and Pennsylvania; 3 in each of Connecticut, Kansas, North Carolina and New Hampshire; 2 in each of Ohio, South Carolina, South Dakota, Utah and Washington; and 1 in each of Kentucky, Maine, Michigan, North Dakota, New Mexico, Oregon, Texas and Wisconsin. Of the 1,526 active U.S. cases, 131 are pending in federal court, 1,393 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of July 14, 2003; the changes in the number of cases by case type since April 17, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003; and a cross-reference to the discussion of each case type.

		Change in Number
	Number of Cases	of Cases since	Page
Case Type	as of July 14, 2003	April 17, 2003	Reference

Individual Smoking and Health	1,384	+24	20
Flight Attendant-ETS (Broin II)	2,787	-3	20
Class Action	49	+3	21
Governmental Health-Care Cost Recovery	30	-1	25
Other Health-Care Cost Recovery and Aggregated Claims	11	No Change	28
Master Settlement Agreement-Enforcement and Validity	3	-5	29
Asbestos Contribution	5	No Change	30
Antitrust	38	-1	30
Other Litigation	20	+2	32

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. Plaintiffs filed a motion for rehearing on July 16, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. See “Litigation Affecting the Cigarette Industry — Class-Action Suits” in note 7 to the condensed consolidated financial statements for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.4 billion during each of the six month periods ended June 30, 2003 and 2002, and during 2002, 2001 and 2000 were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2003 and 2004 and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to the condensed consolidated financial statements for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

      The only material smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various cigarette companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed under “Litigation Affecting the Cigarette Industry — Class-Action Suits” in note 7 to the condensed consolidated financial statements. Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR. In addition, in Mittan v. Philip Morris, Inc., a Broin II case, the plaintiff accepted an $800 offer of judgment tendered by the defendants, including RJR Tobacco. RJR Tobacco’s share of the offer was $200. See “Litigation Affecting the Cigarette Industry — Broin II cases” in note 7 to the condensed consolidated financial statements for further discussion of the Mittan case.

      The circumstances surrounding the MSA, the state-specific settlements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the state-specific settlements were brought by the states to recover health-care costs paid on behalf of state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the state-specific settlements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth under “Litigation Affecting the Cigarette Industry — Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” in note 7 to the condensed consolidated financial statements.

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

      Finally, in the U.S. Department of Justice case brought against various industry members, including RJR Tobacco, the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed under “Litigation Affecting the Cigarette Industry Class-Action Suits” in note 7 to the condensed consolidated financial statements, was settled in the middle of trial, at a time when discussions were underway with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

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

      Plaintiffs seek various forms of relief, including compensatory and punitive damages, treble/ multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although pleaded damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against RJR Tobacco and/or its affiliates, including RJR, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during the remainder of 2003. The following table lists the trial schedule, as of July 14, 2003, for RJR Tobacco or its affiliates, through 2003.

Trial Date	Case Name	Case Type	Jurisdiction

June 18, 2001	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish
[Currently in Trial]			(New Orleans, LA)
September 1, 2003	Younger v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Routh v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)

Trial Date	Case Name	Case Type	Jurisdiction

September 8, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
September 15, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
September 22, 2003	Brown v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 13, 2003	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 13, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
October 20, 2003	Frankson v. Philip Morris, Inc.	Individual	Supreme Court, Kings County (Brooklyn, NY)
October 21, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Madison County (Edwardsville, IL)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
November 10, 2003	Swaty v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
November 10, 2003	Williams v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court Dade County (Miami, FL)
December 15, 2003	King v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

      Trial Results. Since January 1, 1999, 29 smoking and health, and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 18 of the 29 cases. Three of the cases resulted in a mistrial. Of the 18 RJR Tobacco wins, five were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, Missouri, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co. (an individual smoker case). Most recently, on June 17, 2003, a state court jury in Missouri found in favor of RJR Tobacco and other cigarette manufacturers in Welch v. Brown & Williamson Tobacco Corp. On July 18, 2003, plaintiff filed a motion for a new trial.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed under “Litigation Affecting the Cigarette Industry MSA-Enforcement and Validity” and “Litigation Affecting the Cigarette Industry — Other Litigation and

Developments” in note 7 to the condensed consolidated financial statements. RJR Tobacco is appealing both cases.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing.
March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit; briefing complete; oral argument heard on February 13, 2003.
December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Florida’s Second District Court of Appeal affirmed the trial court’s final judgment in favor of plaintiffs. RJR Tobacco filed a petition for rehearing on June 16, 2003. That motion is pending. RJR Tobacco also asked the appellate court to stay the proceedings pending the final outcome of the Engle appeal; however, the appellate court denied that motion.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; briefing is complete; oral argument has not been scheduled.
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief due July 19, 2003.
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to U.S. Court of Appeals for the First Circuit; plaintiffs filed their opening brief on May 28, 2003; RJR Tobacco’s brief was filed on July 14, 2003; reply brief due July 24, 2003.

      Additionally, since January 1, 1999, verdicts have been returned in 21 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 11 cases — three in Tennessee, and one in each of Connecticut, Florida, Missouri, New York, Ohio, Pennsylvania, Rhode Island and Texas. Verdicts in favor of plaintiffs were returned in 10 cases, four of which were tried in California, two in each of Florida and Oregon and one in each of Arkansas and Illinois. Defendants’ appeals or post-trial motions are pending in these cases. On March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris), a lights class-action case discussed under “Litigation Affecting the Cigarette Industry — Class-Action Suits” in note 7 to the condensed consolidated financial statements. On April 3, 2003, a Florida state court jury returned a verdict against Philip Morris and Brown & Williamson in Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages. Most recently, on May 27, 2003, in Boerner v. Brown & Williamson Tobacco Corp., an Arkansas federal court jury returned a verdict against Brown & Williamson in another individual smoker action. On July 2, 2003, Judge James Moody of the U.S. District Court for the Eastern District of Arkansas dismissed the Boerner jury’s $15 million punitive damages award, but found in favor of the plaintiff on the design defect claim which was not considered by the jury. The final judgment reflects the jury’s award of $4,025,000 in actual damages.

      Finally, the California Supreme Court heard oral argument in the Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc. cases on May 7, 2002. The court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court level.

     Other Litigation

      On July 3, 2003, the Securities and Exchange Commission issued a subpoena to RJR pursuant to a Formal Order of Investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC Staff, focus on whether the specific amounts of certain expenses of RJR, the quantification of which RJR believes would reveal highly confidential and protected information, should be disclosed separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. RJR is unable to predict the outcome of this investigation or any effects that it may have on RJR’s disclosures related to its results of operations.

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

      For additional information about litigation and legal proceedings, see note 7 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” in Part I — Financial Information.

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case (reversed by the intermediate appellate court on May 21, 2003), a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders of RJR was held on April 30, 2003, in Winston-Salem, North Carolina, at which the following matters were submitted to a vote of the stockholders:

(a) Votes regarding the election of three Class I directors of RJR for a term expiring in 2006 were:

Name	For	Withheld

Mary K. Bush	75,257,406	1,060,434
John T. Chain, Jr.	75,308,407	1,009,433
Thomas C. Wajnert	75,330,599	987,241

Other directors, whose terms of office as directors continued after the meeting were:

Class II Directors — Term Expiring in 2004	Class III Directors — Term Expiring in 2005

A. D. Frazier, Jr.	Denise Ilitch
E. V. (Rick) Goings	Andrew J. Schindler
John G. Medlin, Jr.	Joseph P. Viviano
Nana Mensah

      In addition, pursuant to Article Sixth of RJR’s Certificate of Incorporation, at its meeting held on June 4, 2003, the Board of Directors elected Robert S. (Steve) Miller, Jr. to the position of Class II Director, effective as of July 1, 2003. Mr. Miller replaced Mr. Medlin, who retired from the Board of Directors effective as of June 30, 2003.

(b) Votes regarding ratification of appointment of KPMG LLP as independent auditors for fiscal year 2003 were:

For	Against	Abstentions

74,643,695	1,199,260	474,880

(c) Votes regarding the stockholder proposal on Environmental Tobacco Smoke were:

For	Against	Abstentions	Broker Non-Votes

9,963,787	50,364,161	4,301,322	11,688,570

(d) Votes regarding the stockholder proposal on Cigarette Sales Over the Internet were:

For	Against	Abstentions	Broker Non-Votes

2,387,340	57,796,152	4,445,775	11,688,573

(e) Votes regarding the stockholder proposal on Warnings Related to Health Risks of Smoking “Light” Brands were:

For	Against	Abstentions	Broker Non-Votes

10,182,671	50,159,963	4,286,632	11,688,574

(f) Votes regarding the stockholder proposal on Report on Smuggling were:

For	Against	Abstentions	Broker Non-Votes

3,113,875	57,540,592	3,974,797	11,688,576

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

4.1	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee.
4.2	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee.
10.1	Subsidiary Assumption Agreement dated as of June 30, 2003, made by GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc. and RJR Packaging, LLC, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended and restated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.2	Security Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent.

Exhibit
Number	Description

10.3	Pledge Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent.
10.4	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.6	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.7	Severance Agreement dated June 6, 2003 by and between R.J. Reynolds Tobacco Holdings, Inc. and Richard H. Bogan.
12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2002 and for the six months ended June 30, 2003.
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      RJR furnished a Current Report on Form 8-K, dated April 25, 2003, announcing earnings for the three months ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: August 8, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R. J. Reynolds Tobacco Company and The Bank of New York, as Trustee.
4.2	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R. J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee.
10.1	Subsidiary Assumption Agreement dated as of June 30, 2003, made by GMB, Inc., FSH, Inc., R. J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc. and RJR Packaging, LLC, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended and restated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto.
10.2	Security Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent.
10.3	Pledge Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent.
10.4	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.5	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.6	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary.
10.7	Severance Agreement dated June 6, 2003 by and between R.J. Reynolds Tobacco Holdings, Inc. and Richard H. Bogan.
12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2002 and for the six months ended June 30, 2003.
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.