Form 10-Q
period 2003-09-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2003-11-07
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑     NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 84,630,268 shares of common stock, par value $.01 per share, as of October 15, 2003

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales[1]	$1,384	$1,585	$4,033	$4,805
Costs and expenses:
Cost of products sold[1,2]	814	985	2,418	2,843
Selling, general and administrative expenses	313	348	1,028	1,041
Restructuring and impairment charges	310	—	365	—
Goodwill and trademark impairment charges	3,590	—	3,590	—

Operating income (loss)	(3,643)	252	(3,368)	921
Interest and debt expense	25	38	90	110
Interest income	(6)	(16)	(23)	(44)
Other (income) expense, net	2	2	(4)	7

Income (loss) before income taxes	(3,664)	228	(3,431)	848
Provision for (benefit from) income taxes	(213)	89	(121)	331

Income (loss) before cumulative effect of accounting change	(3,451)	139	(3,310)	517
Cumulative effect of accounting change, net of $328 of income taxes	—	—	—	(502)

Net income (loss)	$(3,451)	$139	$(3,310)	$15

Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(41.31)	$1.58	$(39.55)	$5.76
Cumulative effect of accounting change	—	—	—	(5.59)

Net income (loss)	$(41.31)	$1.58	$(39.55)	$0.17

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(41.31)	$1.56	$(39.55)	$5.64
Cumulative effect of accounting change	—	—	—	(5.48)

Net income (loss)	$(41.31)	$1.56	$(39.55)	$0.16

Dividends declared per share	$0.95	$0.95	$2.85	$2.775

[1]	Excludes excise taxes of $405 million and $457 million for the three months ended September 30, 2003 and 2002, respectively, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2003 and 2002, respectively.

[2]	Includes settlement expense of $500 million and $655 million for the three months ended September 30, 2003 and 2002, respectively, and $1.5 billion and $1.9 billion for the nine months ended September 30, 2003 and 2002, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2003	2002

Cash flows from (used in) operating activities:
Net income (loss)	$(3,310)	$15
Adjustments to reconcile to net cash flows from (used in) operating activities:
Cumulative effect of accounting change, net of income taxes	—	502
Depreciation and amortization	118	109
Goodwill and trademark impairment charges	3,590	—
Restructuring and impairment charges, net of cash payment	319	—
Deferred income tax expense (benefit)	(308)	76
Other working capital items, net of acquisition	79	(23)
Tobacco settlement and related expenses	8	471
Long-term retirement benefits	107	57
Other, net	4	(108)

Net cash flows from operating activities	607	1,099

Cash flows from (used in) investing activities:
Capital expenditures	(35)	(66)
Acquisition, net of cash acquired	(9)	(339)
Purchases of short-term investments	(4)	(504)
Proceeds from sale of short-term investments	492	—
Increases in equity investments	(20)	—
Proceeds from the sale of business	6	—
Other, net	1	17

Net cash flows from (used in) investing activities	431	(892)

Cash flows from (used in) financing activities:
Repurchase of common stock	(72)	(398)
Repayment of long-term debt	(741)	—
Dividends paid on common stock	(243)	(250)
Proceeds from exercise of stock options	2	38
Proceeds from issuance of long-term debt	—	745
Other, net	—	—

Net cash flows from (used in) financing activities	(1,054)	135

Net change in cash and cash equivalents	(16)	342
Cash and cash equivalents at beginning of period	1,584	2,020

Cash and cash equivalents at end of period	$1,568	$2,362

Income taxes paid, net of refunds	$34	$(49)
Interest paid	$77	$81
Tobacco settlement and related expense payments	$1,445	$1,429

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,568	$1,584
Short-term investments	107	595
Accounts and notes receivable, net of allowance	74	96
Inventories	649	762
Deferred income taxes	562	588
Other current assets	139	289
Assets held for sale	89	78

Total current assets	3,188	3,992
Property, plant and equipment, net of accumulated depreciation	891	940
Trademarks, net of accumulated amortization	1,759	2,085
Goodwill, net of accumulated amortization	3,835	7,090
Other assets and deferred charges	508	544

	$10,181	$14,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47	$60
Tobacco settlement and related accruals	1,553	1,543
Accrued liabilities and other	915	1,075
Current maturities of long-term debt	56	741
Liabilities related to assets held for sale	11	8

Total current liabilities	2,582	3,427
Long-term debt (less current maturities)	1,692	1,755
Deferred income taxes	911	1,236
Long-term retirement benefits	1,363	1,176
Other noncurrent liabilities	531	341
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 2003 — 115,886,311; 2002 — 115,413,501)	1	1
Paid-in capital	7,420	7,401
Retained earnings (accumulated deficit)	(2,333)	1,217
Accumulated other comprehensive loss	(600)	(598)
Unamortized restricted stock	(22)	(19)

	4,466	8,002
Less treasury stock (shares: 2003 — 31,255,386; 2002 — 29,365,197), at cost	(1,364)	(1,286)

Total stockholders’ equity	3,102	6,716

	$10,181	$14,651

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries. RJR’s wholly owned subsidiaries include its operating subsidiaries, R.J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe. RJR also wholly owns RJR Acquisition Corp.

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

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy, were last accepted during the third quarter of 2003.

      At June 30, 2003, the reserve for returned goods consisted of (a) an estimate of returns for unintentionally damaged product and (b) an estimate of returned goods from wholesalers under the previous policy. These estimates resulted in a $54 million reduction of the reserve for returned goods balance as of June 30, 2003, having the effect of increasing net sales $54 million. The change in the estimate of the reserve for returned goods was made in the second quarter, as that is the period that RJR Tobacco’s policy change was effected and announced to its customers. Additionally, returned goods expense was $39 million lower during the third quarter of 2003, for a total of $93 million during the nine months ended September 30, 2003. The change in the returned goods policy benefited net income $0.28 per basic and diluted share during the third quarter of 2003, and $0.67 per basic and diluted share during the nine months ended September 30, 2003.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Merchandising Fixtures

      Beginning in the fourth quarter of 2002, in response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were reduced significantly from RJR Tobacco’s original expectations. As a result, RJR Tobacco re-evaluated its practices related to replacement of merchandising fixtures, and determined to reduce significantly any further replacement of its merchandising fixtures and to continue to utilize its current merchandising fixtures to leverage related display opportunities with its customers. Accordingly, the service lives of those fixtures targeted for near-term replacement, which were shortened in the fourth quarter of 2002, have been extended to their original service life. Additionally, the percentage salvageable is higher than previously estimated. As a result, there was no additional book value to amortize on an accelerated basis. Accordingly, RJR Tobacco ceased accelerated amortization. Amortization of merchandising fixtures during the first nine months of 2003 was $55 million, of which $21 million was accelerated amortization. During the first nine months of 2002, amortization expense was $42 million. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during the nine months ended September 30, 2003.

Goodwill and Trademarks

      RJR tests goodwill and trademarks for impairment in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 on an annual basis or more frequently if events and circumstances indicate that the asset might be impaired. In response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. In conjunction with these events, RJR Tobacco tested its trademarks and goodwill for impairment.

      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, $197 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge is included in goodwill and trademark impairment charges in the condensed consolidated income statements for the periods ended September 30, 2003, as a decrease in the carrying value of trademarks in the condensed consolidated balance sheet as of September 30, 2003, and had no impact on cash flows.

      The changes in the carrying amount of trademarks during the nine months ended September 30, 2003 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2003.	$1,930	$155	$2,085
Impairment	(326)	—	(326)

Balance as of September 30, 2003	$1,604	$155	$1,759

      For the purpose of testing goodwill, the fair value of RJR Tobacco was determined by an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate is based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its fair value. Estimated

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. This preliminary impairment charge is included in goodwill and trademark impairment charges in the condensed consolidated income statements for the periods ended September 30, 2003, as a decrease in the carrying value of goodwill in the condensed consolidated balance sheet as of September 30, 2003, and had no impact on cash flows. Because it was impracticable to complete the goodwill impairment measurement before the financial statements were issued, RJR Tobacco has recognized its best estimate of the impairment charge. Any adjustment required upon completion of the impairment measurement in the fourth quarter will be recognized at that time.

      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million.

      The changes in the carrying amount of goodwill during the nine months ended September 30, 2003 were:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2003.	$6,875	$215	$7,090
Acquisition	—	9	9
Impairment	(3,264)	—	(3,264)

Balance as of September 30, 2003	$3,611	$224	$3,835

Recently Adopted Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies, or its equivalent, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share for all periods presented in the financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table illustrates the effect on net income and income per share if RJR had applied the fair value recognition provisions of SFAS No. 123:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(3,451)	$139	$(3,310)	$15
Add: Stock-based employee compensation expense included in reported net income, net of tax	2	(8)	4	(3)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2	–	4	5

Pro forma net income (loss)	$(3,451)	$131	$(3,310)	$7

Earnings (loss) per share:
Basic — as reported	$(41.31)	$1.58	$(39.55)	$0.17
Basic — pro forma	$(41.31)	$1.49	$(39.55)	$0.08

Diluted — as reported	$(41.31)	$1.56	$(39.55)	$0.16
Diluted — pro forma	$(41.31)	$1.47	$(39.55)	$0.08

      The provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 did not have a material effect on RJR’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for RJR as of the periods ending December 31, 2003, for variable interest entities created prior to February 1, 2003. The adoption of FIN No. 46 has not had a material effect on RJR’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on RJR’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on RJR’s financial position, results of operations or cash flows.

Note 2 — Restructuring and Impairment Charges

2003 Restructuring and Impairment Charges

      The components of the 2003 restructuring and impairment charges, recorded and utilized through September 30, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Incurred during second quarter	$—	$18	$37	$55
Utilized in second quarter	—	(18)	(22)	(40)

Balance, June 30, 2003	—	—	15	15
Incurred during third quarter	292	10	9	311
Utilized in third quarter	(80)	(10)	(24)	(114)

Balance, September 30, 2003	$212	$—	$—	$212

      In April 2003, in response to continuing challenges of an intensely competitive environment, primarily pricing pressures, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. As a result, during the second quarter of 2003, RJR and RJR Tobacco incurred initial restructuring and impairment charges of $55 million. RJR Tobacco recorded a non-cash $18 million impairment charge to fully write off certain production equipment that it abandoned. RJR Tobacco also incurred contract termination expenses of $29 million related to the discontinuation of certain event-marketing programs, and RJR incurred other restructuring associated costs of $8 million during the second quarter of 2003. As of September 30, 2003, payment of the $37 million cash portion of the charges had been completed.

      In September 2003, RJR announced a refocused brand portfolio strategy for RJR Tobacco and a significant cost reduction initiative. Marketing and sales investments will now focus on two growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability. Certain of these initiatives resulted in consolidated restructuring and impairment charges of $311 million, or $189 million after tax, in the third quarter of 2003. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $10 million related to asset impairments and $1 million related to associated exit costs. The remaining $13 million was incurred by RJR.

      Of the third quarter charges, the employee severance and benefits relate to a workforce reduction of 40%, or approximately 2,600 full-time employees in operations and corporate functions. Approximately 1,200 reductions were completed as of September 30, 2003. The workforce reduction is expected to be completed within 12 months. The asset impairment resulted from the abandonment of certain merchandising fixtures. The third quarter exit costs included professional fees for valuation and consulting services.

      The cash portion of the third quarter restructuring and impairment charges is expected to be $221 million, of which $212 million relates to employee severance costs and $9 million relates to exit costs. As of September 30, 2003, $9 million of this amount had been paid. Of the $90 million non-cash portion of the charges, $80 million related to benefit charges, and $10 million related to asset impairments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2002 Restructuring and Impairment Charges

      The components of the 2002 restructuring and impairment charges, recorded and utilized through September 30, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(19)	—	—	(19)
Adjusted in 2003	—	—	(1)	(1)

Balance, September 30, 2003	$39	$—	$4	$43

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002. During the third quarter of 2003, $1 million of the charge, related to expected exit costs of field sales offices, was reversed, and was included in restructuring and impairment charges in the condensed consolidated statement of income for the periods ended September 30, 2003.

      The employee severance and benefits relate to workforce reductions of 572 full-time employees in operations support and corporate functions. Approximately 500 of the reductions were completed as of September 30, 2003, with the remainder expected to be completed during the fourth quarter of 2003.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. As of September 30, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $43 million of inventories, $34 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. As of December 31, 2002, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and other, and $8 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business by the end of 2003.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.

      The cash portion of the 2002 restructuring and impairment charges is expected to be $62 million and primarily relates to employee severance costs. As of September 30, 2003, $19 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3 — Income (Loss) Per Share

      The components of the calculation of income (loss) per share were:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Income (loss) before cumulative effect of accounting change	$(3,451)	$139	$(3,310)	$517
Cumulative effect of accounting change	—	—	—	(502)

Net income (loss)	$(3,451)	$139	$(3,310)	$15

Basic weighted average shares, in thousands[1]	83,538	87,937	83,683	89,729
Effect of dilutive potential shares:
Options	—	719	—	1,196
Restricted stock	—	717	—	727

Diluted weighted average shares, in thousands[2]	83,538	89,373	83,683	91,652

[1]	Outstanding shares of contingently issuable restricted stock of 1.0 million and 1.5 million were excluded from the share calculations for the three-month periods ended September 30, 2003 and 2002, respectively; and 0.9 million and 1.6 million outstanding shares of contingently issuable restricted stock were excluded for the nine-month periods ended September 30, 2003 and 2002, respectively, as the related vesting provisions had not been met.

[2]	Potentially dilutive shares of 0.3 million options and 0.2 million restricted shares were excluded from diluted amounts for the third quarter of 2003, and 0.3 million options and 0.3 million restricted shares were excluded from diluted amounts for year-to-date 2003, as they would have been anti-dilutive. No anti-dilution existed in 2002.

Note 4 — Inventories

      The major components of inventories were:

	September 30,	December 31,
	2003	2002

Leaf tobacco	$532	$599
Raw materials	20	18
Work in process	35	35
Finished products	111	110
Other	27	26

Total	725	788
Less LIFO allowance	76	26

	$649	$762

      RJR recorded $3.4 million and $10.2 million of income from expected annual LIFO layer liquidations for the three- and nine-month periods ended September 30, 2003, respectively.

Note 5 — Short-Term Borrowings, Borrowing Arrangements and Long-Term Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, in May 2003 the committed amount was reduced from

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$622 million to $531 million through November 2004. The facility was further amended on September 25, 2003, primarily to modify certain definitions of terms related to negative covenants. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries, including Santa Fe, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee the facility. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive position. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s second quarter 2003 results. The outlook for Standard and Poor’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty.

      RJR is not required to maintain compensating balances; however, based on the revised ratings of its guaranteed notes, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that (1) the remaining amount from the $1.5 billion proceeds from the acquisition of Nabisco Group Holdings Corp., and any further proceeds thereon, may be used to pay dividends and repurchase shares, and (2) up to an additional $500 million in dividends and share repurchases may be made. Most of the proceeds from the NGH acquisition and the earnings thereon, however, have been used for these purposes. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At September 30, 2003, RJR had $22 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $509 million of the facility was available for borrowing.

      The $1.45 billion guaranteed, previously unsecured notes issued under a registration effective October 1999 and a shelf registration effective April 2001, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco, RJR Acquisition Corp. and Santa Fe. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

Note 6 — Financial Instruments

Interest Rate Arrangements

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. When entered into, these financial instruments are designated as hedges of underlying exposures. Because of the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

high correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the instruments generally are offset by changes in the underlying exposures.

      During the first half of 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of September 30, 2003, the average interest rate on RJR’s $1.7 billion long-term debt was 4.3%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of September 30, 2003, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to September 30, 2003, was $110 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      These interest rate swap agreements are guaranteed and secured by RJR’s material subsidiaries, including RJR Tobacco, RJR Acquisition Corp. and Santa Fe.

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

Foreign Currency Arrangements

      At September 30, 2003, RJR Tobacco held forward currency exchange contracts as hedges of unrecognized firm commitments for a net purchase of 1.1 million euros, for the purchase of equipment. R.J. Reynolds International Business Group, Inc. held forward currency exchange contracts for a net purchase of 1.9 million Great British pounds at September 30, 2003, for the payment of service agreement obligations, with maturities that average less than 12 months. As of September 30, 2003, the insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

Note 7 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the third quarter of 2003, 127 new cases (105 in Maryland) were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 54 cases were dismissed or otherwise resolved without trial in their favor. On September 30, 2003, there were 1,595 active cases pending (including approximately 1,061 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,621 on September 30, 2002, and 1,658 on September 30, 2001. As of October 15, 2003, 1,605 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,585 in the United States; 15 in Puerto Rico; 2 in Israel; and 3 in Canada. The U.S. case number does not include the 2,785 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of October 15, 2003, and discussed below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The U.S. cases, exclusive of the Broin II cases, are pending in 35 states and the District of Columbia: 1,075 in West Virginia (1,061 remain pending against RJR Tobacco in a consolidated action); 157 in Maryland (including 105 individual cases served in the third quarter); 76 in Florida; 49 in Mississippi; 46 in California; 28 in New York; 27 in Nevada; 22 in Louisiana; 15 in Alabama; 11 in each of Iowa and Missouri; 8 in Massachusetts; 7 in Illinois; 6 in the District of Columbia; 5 in each of Minnesota and Tennessee; 4 in New Jersey; 3 in each of Arizona, Connecticut, Kansas, New Hampshire and Pennsylvania; 2 in each of North Carolina, South Dakota, Utah and Washington; and 1 in each of Colorado, Kentucky, Maine, North Dakota, New Mexico, Ohio, Oregon, South Carolina, Texas and Wisconsin. Of the 1,585 active U.S. cases, 115 are pending in federal court, 1,468 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of October 15, 2003; the changes in the number of cases by case type since July 14, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003; and a cross-reference to the discussion of each case type.

	Number of Cases	Change in Number
	as of October 15,	of Cases Since	Page
Case Type	2003	July 14, 2003	Reference

Individual Smoking and Health	1,498	+114	23
Flight Attendant-ETS (Broin II)	2,785	-2	24
Class Action	19	-30	25
Governmental Health-Care Cost Recovery	9	-21	29
Other Health-Care Cost Recovery and Aggregated Claims	7	-4	32
Master Settlement Agreement-Enforcement and Validity	2	-1	34
Asbestos Contribution	7	+2	34
Antitrust	32	-6	35
Other Litigation	11	-9	37

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concludes proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. The class’s jurisdictional brief is due on November 23, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and the other state settlement agreements settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions, released the major U.S. cigarette manufacturers from various additional present and potential

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

future claims, imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and placed significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.4 billion during each of the nine-month periods ended September 30, 2003 and 2002, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco estimates these payments will be $1.8 billion in 2003, and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, except for Kenyon v. R. J. Reynolds Tobacco Co. discussed below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against RJR Tobacco. RJR and RJR Tobacco have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that RJR, RJR Tobacco and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their consistently successful defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      Neither RJR Tobacco nor its affiliates, including RJR, have paid any damages as the result of a final judgment entered after a fully litigated smoking and health tobacco litigation claim (i.e., after all appeals

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

have been exhausted), and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. However, in Kenyon v. R. J. Reynolds Tobacco Co., discussed further below, RJR Tobacco has deposited with the plaintiff’s counsel the amount of the judgment plus accrued interest in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment, and has expensed $195,602.87. Generally, and except as specifically discussed below, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims.

      The only material smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various cigarette companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR. In addition, in Mittan v. Philip Morris, Inc., a Broin II case, the plaintiff accepted an $800 (eight hundred dollars) offer of judgment tendered by the defendants, including RJR Tobacco. RJR Tobacco’s share of the offer was $200 (two hundred dollars). See “— Broin II Cases” below for a further discussion of the Mittan case.

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

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial, at a time when discussions were underway with the federal government concerning the possible settlement of the claims underlying the MSA and the state-specific settlements, among other

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved as part of a settlement at the federal level.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, an increased number of cases have gone to trial each year since 2000 against RJR Tobacco and/or its affiliates, and RJR Tobacco expects this trend to continue. The following table lists the trial schedule, as of October 15, 2003, for RJR Tobacco or its affiliates, through September 30, 2004.

Trial Date	Case Name	Case Type	Jurisdiction

October 28, 2003 Trial date stayed by court order	Turner [Wallace] v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Madison County (Edwardsville, IL)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
December 3, 2003 [Phase II]	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)
December 15, 2003	King v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
January 5, 2004	Major v. Raybestos-Manhattan, Inc.	Synergy	Superior Court, Los Angeles County (Los Angeles, CA)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

January 12, 2004	R. J. Reynolds Tobacco Co. v. Premium Tobacco Stores, Inc.	Antitrust	U.S. District Court, Northern District, Eastern Division (Chicago, IL)
January 19, 2004	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
January 19, 2004	Swaty v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
February 2, 2004	Overcash v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
March 1, 2004	Baker v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
March 1, 2004	Lane v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 7, 2004	Alvarez v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)
April 19, 2004	Carter v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (New Orleans, LA)
April 7, 2004	DeLoach [Growers] v. R. J. Reynolds Tobacco Co.	Class Action	U.S. District Court, Middle District (Greensboro, NC)
May 3, 2004	Stitt v. Philip Morris Cos., Inc.	Individual	U.S. District Court, Western District (Pittsburgh, PA)
May 10, 2004	DeWitt v. Philip Morris USA Inc.	Individual	U.S. District Court, Northern District (San Francisco, CA)
May 11, 2004	Simpson v. Philip Morris USA Inc.	Individual	U.S. District Court, Central District (Los Angeles, CA)
May 17, 2004	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
June 1, 2004	Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co.	Antitrust	U.S. District Court (Columbia, SC)
June 7, 2004	Harshbarger v. Philip Morris USA Inc.	Individual	U.S. District Court, Northern District (San Francisco, CA)
June 28, 2004	Gaston v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)
June 28, 2004	Short v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)
July 5, 2004	Rosol v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Northern District (Waverly, IA)
July 12, 2004	Younger v. Philip Morris Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 6, 2004	Torres-Rivera v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Court of First Instance (San Juan, Puerto Rico)
September 13, 2004	Kimball v. R. J. Reynolds Tobacco Co.	Individual	U.S. District, Western District (Seattle, WA)
September 13, 2004	United States of America [DOJ] v. Philip Morris USA Inc.	Health Care Reimbursement	U.S. District Court (Washington, DC)
September 20, 2004	Coy v. Philip Morris Inc.	ETS	U.S. District Court, Southern District (Miami, FL)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Trial Results. Since January 1, 1999, 32 smoking and health, and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 19 of the 32 cases. Four of the cases resulted in mistrials. One of the cases resulted in a split decision. Of the 19 RJR Tobacco wins, six were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, Missouri, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. In Conley v. R. J. Reynolds Tobacco Co., a California federal court judge granted RJR Tobacco’s and Philip Morris Inc.’s motion for directed verdict on December 31, 2002. On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc. (an individual smoker case) and Seal v. Philip Morris, Inc. (a Broin II case). Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts. On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co. (an individual smoker case). On June 17, 2003, a state court jury in Missouri found in favor of RJR Tobacco and other cigarette manufacturers in Welch v. Brown & Williamson Tobacco Corp., (an individual smokers case). On July 18, 2003, the plaintiff in Welch filed a motion for a new trial, which was denied on September 18, 2003. On September 23, 2003, the plaintiff noticed an appeal to the Missouri Court of Appeals for the Western District. On July 28, 2003, a Louisiana state court jury returned a split verdict in Scott v. American Tobacco Co., a medical monitoring/smoking cessation class action. Specifically, the jury found that cigarettes were not defective and rejected the class’s claim for medical monitoring, but found that smoking cessation programs exist and have clinical value. A phase II trial is scheduled to begin December 3, 2003, to address the scope and cost of a statewide smoking cessation program. Most recently, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 14, 2003, in Routh v. Philip Morris, Inc., ( a Broin II case).

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA-Enforcement and Validity” and “Other Litigation and Developments.” RJR Tobacco is appealing both cases.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing which was denied on September 22, 2003. Mandate issued on October 8, 2003. The class filed its Notice of Intent to seek Florida Supreme Court review on October 22, 2003.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health Care Cost Recovery]	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	On September 16, 2003, the U.S. Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and whether individual proof is required under the New York State Statute pursuant to which the jury found liability.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam the trial court’s final judgment in favor of plaintiffs. RJR Tobacco filed a petition for rehearing or for a written opinion on June 16, 2003. That motion was denied on July 11, 2003. RJRT filed a motion for stay of proceedings pending the final outcome of the Engle appeal. The stay motion was denied on July 11, 2003. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court to invoke all writs jurisdiction. RJR has deposited with the plaintiff’s counsel the amount of the judgment plus accrued interest in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgement.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; oral argument tentatively scheduled for January 12, 2004.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief filed July 16, 2003. The appellee’s brief is scheduled to be filed by November 9, 2003.
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the U.S. Court of Appeals for the First Circuit affirmed the trial court’s ruling.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Additionally, since January 1, 1999, verdicts have been returned in 23 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 13 cases — three in Tennessee, two in Pennsylvania, and one in each of California, Connecticut, Florida, Missouri, New York, Ohio, Rhode Island and Texas. Verdicts in favor of the plaintiffs were returned in 10 cases, four of which were tried in California, two in each of Florida and Oregon and one in each of Arkansas and Illinois. The defendants’ appeals or post-trial motions are pending in these cases. On March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris), a “lights” class-action case discussed below under “— Class-Action Suits.” On April 3, 2003, a Florida state court jury returned a verdict against Philip Morris and Brown & Williamson in Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages. On May 27, 2003, in Boerner v. Brown & Williamson Tobacco Corp., an Arkansas federal court jury returned a verdict against Brown & Williamson in another individual smoker action. On July 2, 2003, the trial judge dismissed the Boerner jury’s $15 million punitive damages award, but found in favor of the plaintiff on the design defect claim, which was not considered by the jury. The final judgment reflected the jury’s award of $4,025,000 in actual damages. On September 26, 2003, the judge denied Brown & Williamson’s motions for judgment as a matter of law and for a new trial. The judge also reinstated the jury’s original punitive damages award of $15 million. Brown & Williamson is appealing this case. On July 31, 2003, a California state court jury found in favor of Philip Morris in Reller v. Philip Morris USA Inc. on all counts except fraudulent concealment, on which the jury deadlocked. Mr. Reller has since died, and the fraudulent concealment claim will not be retried. A wrongful death claim could be brought, but no such claim has been filed. Most recently, on August 15, 2003, a Pennsylvania state court jury found in favor of Brown & Williamson in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. Post-trial motions have been filed by the plaintiff, and a hearing is scheduled for December 4, 2003. On September 25, 2003, in Henley v. Philip Morris, Inc., the California Court of Appeal affirmed the San Francisco County Superior Court’s final judgment with respect to the $1.5 million compensatory damages award to the plaintiff, but reduced the amount of punitive damages from $50 million to $9 million based on the U.S. Supreme Court’s opinion in State Farm v. Campbell.

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on California cases currently on appeal (e.g., Whiteley v. Raybestos-Manhattan, Inc.) and cases at the trial court level.

Individual Smoking and Health Cases

      As of October 15, 2003, 1,498 individual cases (including approximately 1,061 individual smoker cases pending in West Virginia state court in a consolidated action) were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs (but does not include the Broin II cases discussed below). In particular during the third quarter, RJR Tobacco was served with 105 cases in state court in Maryland alleging that individual smokers were injured as a result of the combined exposure to asbestos and cigarette smoke. Most of these cases are stayed pending review by the Maryland Court of Appeals. A total of 1,491 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On May 8, 2003, the Mississippi Supreme Court, in Lane v. R. J. Reynolds Tobacco Co. ruled that the Mississippi Product Liability Act does not allow smoking and health cases based on products liability. RJR Tobacco believes that the effect of the Lane ruling will be to reduce the number, if not eliminate, smoking and health cases in Mississippi.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff noticed an appeal to the Missouri Court of Appeals on September 23, 2003. No briefing schedule has been set.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99 percent of the fault to RJR Tobacco and one percent to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the U.S. Court of Appeals for the Tenth Circuit. Briefing is complete. Oral argument is tentatively scheduled for January 12, 2004.

      In Kenyon v. R.J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, Florida’s Second District Court of Appeal affirmed the final judgment without an opinion. RJR Tobacco sought rehearing or a written opinion, which was rejected on July 11, 2003. The court of appeal entered its mandate on August 28, 2003. In Florida, a supersedeas bond does not stay execution of a judgment once the court of appeal enters its mandate in favor of a plaintiff. Accordingly, RJR Tobacco deposited with the plaintiff’s counsel a check in the amount of the judgment plus accrued interest ($195,602.87) to avoid any possible business disruption during the remaining appeal. RJR Tobacco continues to pursue its appeal and, if successful, will be entitled to return of the sum deposited with the plaintiff’s counsel.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the U.S. Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision.

Broin II Cases

      As of October 15, 2003, approximately 2,785 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although the defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco, along with the other defendants, initially appealed this order in Jett v. Philip

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal as premature without addressing the Kaye order. The defendants asked the court to reconsider its ruling, but the court refused to do so. The defendants asked the Florida Supreme Court to review the order, but the court declined to accept jurisdiction on June 24, 2002.

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants are appealing that order, as well as other matters. The appeal is in the briefing phase.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. The appeal is in the briefing phase.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. The plaintiff’s post-verdict motions were denied on January 28, 2003. The plaintiff noticed an appeal to Florida’s Third District Court of Appeal on February 28, 2003, but later voluntarily dismissed the appeal on May 23, 2003.

      A Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc. On February 14, 2003, the plaintiff filed a motion for a new trial, which was denied on April 24, 2003.

      In Mittan v. Philip Morris, Inc., the plaintiff accepted an $800 (eight hundred) offer of judgment tendered by RJR Tobacco, Philip Morris, Brown & Williamson and Lorillard. RJR Tobacco’s share of the offer was $200 (two hundred).

      In Routh v. Philip Morris, Inc., the trial judge declared a mistrial on September 15, 2003. Retrial began on September 23, 2003. The jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 14, 2003.

Class-Action Suits

      As of October 15, 2003, 19 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, Florida, Illinois, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, New York, Utah and West Virginia. Twenty-five virtually identical class-action complaints have been filed by one attorney, mainly in Nevada, since July 2002. As discussed below, a Nevada federal court judge recently denied class certification in 25 of these cases.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was later voluntarily dismissed. Five such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Louisiana, Missouri and Minnesota. A class has been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., discussed below. A class certification decision is pending in the Missouri case, Collora v. R. J. Reynolds Tobacco Co., while the Florida case, Rios v. R. J. Reynolds Tobacco Co., is in the class certification discovery phase. Most

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recently, in both the Louisiana and Minnesota cases, Harper v. R. J. Reynolds Tobacco Co. and Dahl v. R. J. Reynolds Tobacco Co., defendants removed the cases to federal court. In Dahl, on October 21, 2003, a federal magistrate judge in Minnesota recommended that the case be remanded to state court.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation – which was filed in the U.S. District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument is scheduled for November 20, 2003. On February 10, 2003, in Sims v. Philip Morris, Inc., the U.S. District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On July 11, 2003, a federal district court judge in Nevada denied class certification in five separate cases (brought by the same attorney) which were consolidated for class certification purposes: (1) Ellington v. Philip Morris Inc.; (2) Deller v. Philip Morris Inc.; (3) Hudson v. Philip Morris Inc.; (4) Martinez v. Philip Morris Inc.; and (5) Ramsden v. Philip Morris Inc. Most recently, on October 7, 2003, the same federal district court judge in Nevada denied class certification in 20 additional cases (brought by the same attorney): Baker v. Philip Morris, Inc., Birchall v. Philip Morris, Inc., Buffman v. Philip Morris, Inc., Eben v. Philip Morris, Inc., Gagne v. Philip Morris, Inc., Garnier v. Philip Morris, Inc., Ginsberg v. Philip Morris, Inc., Goldfarb v. Philip Morris, Inc., Goodman v. Philip Morris, Inc., Griffin v. Philip Morris, Inc., Hamil v. Philip Morris, Inc., Huckeby v. Philip Morris, Inc., [Alvah] Lee v. Philip Morris, Inc., [Harold] Lee v. Philip Morris, Inc., Page v. Philip Morris, Inc., Raimo v. Philip Morris, Inc., Ramstetter v. Philip Morris, Inc., Sampson v. Philip Morris, Inc., Vandina v. Philip Morris, Inc. and Vavrek v. Philip Morris, Inc. The recent ruling leaves no class actions pending in Nevada.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco, pay for a program to help people stop smoking. The trial judge has ordered that a phase two trial begin on December 3, 2003, to address the scope and cost of smoking

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cessation programs. On October 23, 2003, the defendants, including RJR Tobacco, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. It is not clear whether, and if so how, the Court of Appeals will rule.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. Oral argument is scheduled for November 5, 2003.

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million the maximum amount required, pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concludes proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. The class’s jurisdictional brief is due on November 23, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process.

      On May 7, 2001, three of the non-RJR Tobacco defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco has not entered into a similar agreement with the Engle class. Although RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, RJR Tobacco remains confident of the applicability and validity of the statute in the Engle case.

      RJR Tobacco has been named as a defendant in several individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. On April 1, 2003, the Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs (on the loss of consortium claim) from $12.5 million to $0.125 million, decreasing the total award to $25.125 million. These plaintiffs agreed to stay execution on the judgment pending the result of the Engle appeal.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief was filed on July 30, 2003. Appellees’ brief is due on November 26, 2003.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated §17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Briefing is complete, and the parties are awaiting the judge’s ruling.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . ..” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case (discussed below). On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal (discussed below). The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. This case currently includes both RJR and RJR Tobacco as defendants.

      “Lights” class-action cases are pending in the same jurisdiction in Illinois against Philip Morris and Brown & Williamson. Trial of the case against Philip Morris, Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.), began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RJR’s, results of operations, cash flows or financial condition.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases (“general causation”). With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins (“specific causation”), the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases

      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco. This case was brought on behalf of the state to recover state funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements between each state and those manufacturers in each case.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.4 billion during each of the nine-month periods ended September 30, 2003 and 2002, and during the years 2002, 2001 and 2000, were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other settlement agreements and related information.

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		–		–		–		–		–
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments(1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)(1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments(2)	300	300	300	300		–		–		–		–		–
Growers’ Trust ($295 — 2009 and 2010)(3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	—		—		—		—		—		—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	—		—		—		—		—		—
RJR Tobacco’s expected settlement expense	—	—	—	$1,900	$	>1,800	$	>1,900	$	>1,900	$	>2,100	$	>2,100
RJR Tobacco’s expected cash payments	—	—	—	$1,800	$	>1,900	$	>1,800	$	>1,900	$	>1,900	$	>2,100

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

      The MSA and the other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RJR believes that they may materially adversely affect the results of operations, cash flows or financial position of RJR and RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and the other state settlement agreements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action in the U.S. District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the U.S. District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the following counts of plaintiff’s complaint: (1) Medical Care Recovery Act claim, and (2) Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      In June 2001, the U. S. Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached, and no further settlement meetings are planned.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. As of July 16, 2003, the parties will have completed briefing on the defendants’ motion for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group have now filed nine summary judgment motions (with a request for additional motions pending with the court). The government has filed six summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO).

      Trial is scheduled for September 13, 2004.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. Two such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. The plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. The defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on the defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Briefing has been completed, although oral argument has not been scheduled. The other case, St. Louis County v. American Tobacco Co., is in the discovery phase.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the U.S. District Court for the District of Columbia. Twenty other cases are pending outside the United States, two in Israel, three in Canada, and 15 in Puerto Rico. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. The appeal is to be heard before the British Columbia Court of Appeal at a five-day hearing scheduled to commence on November 24, 2003.

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

      Since March 1999, the U.S. Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The U.S. Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      As of October 15, 2003, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Insurance-Related Cases. As of October 15, 2003, three insurance-related cases were pending against RJR Tobacco. In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on (1) the statutes of limitation and (2) causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco. Plaintiffs appealed to the U.S. Court of Appeals for the Eighth Circuit. Argument occurred on May 15, 2003. On September 16, 2003, the U.S. Court of Appeals for the Eighth Circuit upheld the dismissal of the damages claims, but remanded the case to the trial court to consider whether injunctive relief is available. Shortly after the appeals court ruling, the plaintiffs decided to dismiss the case, and, on October 21, 2003, the judge entered an order dismissing the case with prejudice.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, appealed to the U.S. Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit (a) reversed the judgment for Empire on its subrogation claim, and (b) reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

1. Are claims by a third party payer of health care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

2. If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third party payer of health care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349?

On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions.

      Native American Tribes. Two Native American Tribe cases remain pending against RJR Tobacco. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. One other Native American tribe case remains pending before a tribal court in South Dakota.

      Hospitals. As of October 15, 2003, two cases brought by hospitals were pending against RJR Tobacco, City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri, and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

County, Illinois. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, the defendants’ motion to dismiss was granted. The Appellate Division of the Supreme Court, Second Judicial Department affirmed the trial court’s dismissal on February 10, 2003. In March 2003, plaintiffs asked the Court of Appeals of New York (highest state appellate court) for permission to appeal; their petition was denied on May 13, 2003.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the U.S. Court of Appeals for the Second Circuit affirmed the U.S. District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals.

MSA-Enforcement and Validity

      As of October 15, 2003, three cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA.

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

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s brand-name sponsorship violates a provision of the MSA governing the times during which such signs may be posted. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. On April 10, 2003, the New York Court of Appeals Appellate Division (1st Department) of the New York Supreme Court affirmed this ruling. On September 2, 2003, the New York Court of Appeals denied the State’s petition for review. On November 27, 2001, the trial court in California ruled against RJR Tobacco. On March 27, 2003, the California Court of Appeal affirmed the trial court’s ruling against RJR Tobacco. On June 25, 2003, the California Supreme Court denied RJR Tobacco’s petition for review. On November 16, 2001, the Arizona trial court ruled against RJR Tobacco. On September 9, 2003, the Arizona Court of Appeals affirmed the trial court’s ruling. The Washington matter was rendered moot and was dismissed. RJR Tobacco will end its sponsorship of NASCAR Winston Cup at the end of the 2003 season, so it is unlikely to pursue any further appeals of these cases.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which accepted RJR Tobacco’s petition on September 10, 2003.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted .. . . RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District. Oral argument has not been scheduled.

Asbestos Contribution Cases

      As of October 15, 2003, seven lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. Oral argument was heard on October 1, 2003. A decision is pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the U.S. District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs ask the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly from one or more of the defendants. The federal cases against RJR Tobacco were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the U.S. District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the U.S. Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. Twenty-eight of such cases remain pending against RJR Tobacco in state court. State court cases on behalf of indirect purchasers have been dismissed in Michigan (currently on appeal), New York, and Florida. In addition, on November 15, 2002, a District of Columbia court dismissed all claims arising prior to May 11, 1996. A Minnesota court denied class certification on November 21, 2001. A Kansas court granted class certification on November 15, 2001. A New Mexico court granted class certification on April 11, 2003, and certified that decision for interlocutory appeal on June 24, 2003.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the U.S. District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The District Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to: (1) alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export; (2) RJR Tobacco’s “No Bull” advertising campaign for its WINSTON cigarettes; (3) antitrust trademark misuse; (4) nominative fair use; and (5) the first sale doctrine. On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims is set for January 12, 2004.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, other cigarette manufacturers and others, in the U.S. District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the U.S. District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the U.S. Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs and all defendants but RJR Tobacco entered into a class-wide settlement which was approved by Judge Osteen on October 1, 2003. The case continues against RJR Tobacco. Discovery is ongoing, and a trial date of April 19, 2004 has been set.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the U.S. District Court for the District of South Carolina. The suit alleges that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleges that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section 1 of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charges that RJR Tobacco has violated the South Carolina Unfair Trade Practices Act allegedly by denying promotional services and facilities to Dial that were offered to other retailers. The suit seeks unspecified damages. The plaintiff has requested a bench trial. RJR Tobacco has answered the complaint and asserted a number of defenses. On September 3, 2003 the court granted the plaintiff’s motion to file an amended complaint, the purpose of which is to name Sam’s East, Inc. as a defendant. Discovery (except expert discovery) must be completed by October 31, 2003.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale Company, Inc. sued RJR Tobacco under the federal antitrust laws in the U.S. District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc. consistent with its terms. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco timely appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the U.S. Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. The parties have completed briefing the appeal and had oral argument on September 12, 2003. No decision on the appeal has been issued to date. In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. (Prior to issuing its decision, the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003.) RJR Tobacco timely appealed the August 6 order on August 8, 2003. On September 9, 2003 the Sixth Circuit issued an order granting expedited oral argument and on September 17, 2003, the court ordered expedited briefing of the appeal (must be completed on or before October 31, 2003). On September 24, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal.

Other Litigation and Developments

      On July 3, 2003, the Securities and Exchange Commission issued a subpoena to RJR pursuant to a Formal Order of Investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the specific amounts of certain expenses of RJR, the disclosure of which RJR believes would reveal highly confidential and protected information, should be quantified separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an Application for an Order to Show Cause and an Order Requiring Obedience to Subpoena Duces Tecum. On August 29, 2003, RJR filed, in the same court, a Motion for a Protective Order and its Opposition to the SEC’s Application for an Order to Show Cause. As of October 11, 2003, both the SEC’s Application and RJR’s Motion for a Protective Order have been fully briefed and are pending before the Court. Currently, no date has been set for oral argument on these matters. RJR is unable to predict the outcome of this investigation or any effects that it may have on its disclosures related to its results of operations.

      On January 24, 2003, RJR and RJR Tobacco were each served with a subpoena issued by a federal grand jury sitting in the Southern District of New York. The subpoena seeks the production of documents relating to the sale and distribution of cigarettes in international markets. RJR and RJR Tobacco have been responding and will continue to respond appropriately to the subpoena and otherwise cooperate with this grand jury investigation.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a Statement of Claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are Japan Tobacco, Inc and a number of its affiliates. The Statement of Claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief.

      Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and ten of its member states (Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain), as well as by Ecuador, Belize, Honduras and Canada. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible variously under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions, which are discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the U.S. District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit. Oral argument occurred before the Second Circuit on January 29, 2003, and its decision is pending.

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

      On December 20, 2000, October 15, 2001, and January 9, 2003, applications for annulment were filed in the Court of First Instance in Luxembourg challenging the competency of the European Community to bring each of the foregoing actions and seeking an annulment of the decision to bring each of the actions, respectively. On January 15, 2003, the Court of First Instance entered a judgment denying the admissibility of the first two applications, principally on the grounds that the filing of the first two complaints did not impose binding legal effects on the applicants. On March 21, 2003, RJR and its affiliates appealed that judgment to the Court of Justice of the European Communities. The application for annulment filed in connection with the third action is still pending before the Court of First Instance. On September 18, 2003, however, the Court of First Instance stayed the proceedings in the third action, pending resolution of the appeals from the January 15, 2003 judgment denying the admissibility of the first two applications.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      RJR Tobacco and other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the U.S. District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on December 10, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. The defendants have moved to dismiss the complaint. A decision on that motion is expected before the end of 2003.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002 the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. RJR Tobacco is reviewing its further appellate options.

      On May 23, 2001, Star Scientific, Inc. filed a patent infringement action against RJR Tobacco in the U.S. District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the U.S. District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. No trial date has been set. Both sides have filed motions for summary judgment. On August 28, 2003, the court held a hearing on the pending motions, and heard oral arguments. On September 15, 2003, the court appointed a special master to issue a report and recommendation on certain of the pending motions by December 15, 2003.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the U.S. District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class-action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin-off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. Plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. Defendants filed a motion to dismiss on July 29, 2002. The court has not yet ruled on the motion.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries including Santa Fe, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee RJR’s revolving credit facility, interest rate swaps and RJR’s guaranteed, previously unsecured notes. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required (1) RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility, and (2) RJR and certain of the guarantors, which are considered restricted subsidiaries under the guaranteed previously unsecured notes, to pledge certain of their assets to secure RJR’s guaranteed, previously unsecured notes. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

position. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s second quarter 2003 results. Notwithstanding the foregoing, the revolving credit facility provides that all of the collateral will be automatically released when both Moody’s raises its rating to Baa3 or higher and Standard & Poor’s raises its rating to BBB- or higher, on RJR’s guaranteed, previously unsecured notes. In the event the collateral securing the revolving credit facility is released, the collateral securing RJR’s guaranteed, previously unsecured notes also will be released. (Collateralization is subject to reinstatement upon the occurrence of a new lowering of ratings below investment grade by both of these rating agencies.)

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

Note 8 — Stockholders’ Equity

			Retained	Accumulated
			Earnings/	Other	Unamortized		Total
	Common	Paid-In	(Accumulated	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Equity	Income (Loss)

Balance at December 31, 2002	$1	$7,401	$1,217	$(598)	$(19)	$(1,286)	$6,716
Net loss	—	—	(3,310)	—	—	—	(3,310)	$(3,310)
Minimum pension	—	—	—	(1)	—	—	(1)	(1)
Other	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive income (loss)								$(3,312)

Dividends	—	—	(240)	—	—	—	(240)
Stock options exercised	—	2	—	—	—	—	2
Tax benefit on stock benefit plans	—	1	—	—	—	—	1
Restricted stock awarded	—	14	—	—	(14)	—	—
Restricted stock amortization	—	—	—	—	7	—	7
Restricted stock forfeited	—	2	—	—	4	(6)	—
Common stock repurchased	—	—	—	—	—	(72)	(72)

Balance at September 30, 2003	$1	$7,420	$(2,333)	$(600)	$(22)	$(1,364)	$3,102

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

      The disclosures classified as All Other include the total assets and results of operations of Santa Fe, which was acquired by RJR on January 16, 2002. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe currently markets its products primarily in the United States, and has a small, but growing, international tobacco business.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Segment Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales:
RJR Tobacco	$1,321	$1,535	$3,861	$4,667
All Other	63	50	172	138

Consolidated net sales	$1,384	$1,585	$4,033	$4,805

Operating income (loss):
RJR Tobacco	$(3,641)	$237	$(3,371)	$884
All Other	19	19	53	58
Corporate expense	(21)	(4)	(50)	(21)

Consolidated operating income (loss)	$(3,643)	$252	$(3,368)	$921

Reconciliation to income (loss) before income taxes:
Operating income (loss)	$(3,643)	$252	$(3,368)	$921
Interest and debt expense	25	38	90	110
Interest income	(6)	(16)	(23)	(44)
Other (income) expense	2	2	(4)	7

Income (loss) before income taxes	$(3,664)	$228	$(3,431)	$848

	September 30,	December 31,
	2003	2002

Assets:
RJR Tobacco	$8,233	$11,968
All Other	782	693
Corporate	1,166	1,990

Consolidated assets	$10,181	$14,651

Note 10 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning the guarantors, including RJR Tobacco and RJR Acquisition Corp., because such information is not believed to be material to holders of the $1.45 billion guaranteed, secured notes. The guarantors are direct or indirect, wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., Santa Fe and RJR’s other material subsidiaries, the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Prior period comparative information has not been reclassified; and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended September 30, 2003
Net sales	$—	$1,384	$13	$(13)	$1,384
Cost of products sold	—	824	3	(13)	814
Selling, general and administrative expenses	8	296	9	—	313
Restructuring and impairment charges	12	298	—	—	310
Goodwill and trademark impairment charges	—	3,590	—	—	3,590
Interest and debt expense	22	3	—	—	25
Interest income	(1)	(5)	—	—	(6)
Intercompany interest (income) expense	(2)	2	—	—	—
Intercompany dividends	(134)	(22)	—	156	—
Other expense, net	2	—	—	—	2

Income (loss) before income taxes	93	(3,602)	1	(156)	(3,664)
Provision for (benefit from) income taxes	(54)	(157)	(2)	—	(213)
Equity income (loss) from subsidiaries	(3,443)	4	3	3,436	—

Net income (loss)	$(3,296)	$(3,441)	$6	$3,280	$(3,451)

For the Three Months Ended September 30, 2002
Net sales	$—	$1,552	$44	$(11)	$1,585
Cost of products sold	—	986	10	(11)	985
Selling, general and administrative expenses	4	434	(90)	—	348
Interest and debt expense	36	2	—	—	38
Interest income	(4)	(12)	—	—	(16)
Intercompany interest (income) expense	(4)	37	(33)	—	—
Intercompany dividends	(277)	(50)	—	327	—
Other (income) expense, net	2	1	(1)	—	2

Income before income taxes	243	154	158	(327)	228
Provision for (benefit from) income taxes	(36)	44	81	—	89
Equity income from subsidiaries	188	71	10	(269)	—

Net income	$467	$181	$87	$(596)	$139

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2003
Net sales	$—	$4,033	$42	$(42)	$4,033
Cost of products sold	—	2,450	10	(42)	2,418
Selling, general and administrative expenses	29	974	25	—	1,028
Restructuring and impairment charges	20	345	—	—	365
Goodwill and trademark impairment charges	—	3,590	—	—	3,590
Interest and debt expense	82	8	—	—	90
Interest income	(6)	(17)	—	—	(23)
Intercompany interest (income) expense	(7)	7	—	—	—
Intercompany dividends	(168)	(22)	—	190	—
Other (income) expense, net	2	(10)	4	—	(4)

Income (loss) before income taxes	48	(3,292)	3	(190)	(3,431)
Provision for (benefit from) income taxes	(87)	(31)	(3)	—	(121)
Equity income (loss) from subsidiaries	(3,255)	10	9	3,236	—

Net income (loss)	$(3,120)	$(3,251)	$15	$3,046	$(3,310)

For the Nine Months Ended September 30, 2002
Net sales	$—	$4,720	$120	$(35)	$4,805
Cost of products sold	—	2,851	27	(35)	2,843
Selling, general and administrative expenses	21	1,270	(250)	—	1,041
Interest and debt expense	102	8	—	—	110
Interest income	(7)	(36)	(1)	—	(44)
Intercompany interest (income) expense	(16)	121	(105)	—	—
Intercompany dividends	(1,034)	(327)	—	1,361	—
Other expense, net	7	1	(1)	—	7

Income before income taxes	927	832	450	(1,361)	848
Provision for (benefit from) income taxes	(60)	205	186	—	331
Equity income (loss) from subsidiaries	390	(296)	10	(104)	—

Income before cumulative effect of accounting change	1,377	331	274	(1,465)	517
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$1,377	$368	$(265)	$(1,465)	$15

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Nine Months Ended September 30, 2003
Cash flows from operating activities	$176	$883	$16	$(468)	$607

Cash flows from (used in) investing activities:
Capital expenditures	—	(34)	(1)	—	(35)
Acquisition, net of cash acquired	—	(9)	—	—	(9)
Purchases of short-term investments	(3)	(1)	—	—	(4)
Proceeds from sale of short-term investments	400	92	—	—	492
Increases in equity investments	—	—	(20)	—	(20)
Proceeds from the sale of business	—	6	—	—	6
Other, net	—	1	—	—	1
Intercompany notes receivable	(10)	61	4	(55)	—

Net cash flows from (used in) investing activities	387	116	(17)	(55)	431

Cash flows from (used in) financing activities:
Repurchase of common stock	(72)	—	—	—	(72)
Repayment of long-term debt	(643)	(98)	—	—	(741)
Dividends paid on common stock	(243)	(468)	—	468	(243)
Proceeds from exercise of stock options	2	—	—	—	2
Intercompany notes payable	114	(190)	21	55	—

Net cash flows from (used in) financing activities	(842)	(756)	21	523	(1,054)

Net change in cash and cash equivalents	(279)	243	20	—	(16)
Cash and cash equivalents at beginning of period	463	1,112	9	—	1,584

Cash and cash equivalents at end of period	$184	$1,355	$29	$—	$1,568

For the Nine Months Ended September 30, 2002
Cash flows from (used in) operating activities	$1,244	$1,350	$(134)	$(1,361)	$1,099

Cash flows from (used in) investing activities:
Purchases of short-term investments	(501)	(3)	—	—	(504)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Capital expenditures	—	(59)	(7)	—	(66)
Other, net	—	17	—	—	17
Intercompany notes receivable	(199)	12	158	29	—

Net cash flows from (used in) investing activities	(1,039)	(33)	151	29	(892)

Cash flows from (used in) financing activities:
Proceeds from issuance of long-term debt	745	—	—	—	745
Dividends paid on common stock	(250)	(1,034)	(327)	1,361	(250)
Repurchase of common stock	(398)	—	—	—	(398)
Proceeds from exercise of stock options	38	—	—	—	38
Intercompany notes payable	15	(308)	322	(29)	—

Net cash flows from (used in) financing activities	150	(1,342)	(5)	1,332	135

Net change in cash and cash equivalents	355	(25)	12	—	342
Cash and cash equivalents at beginning of period	185	1,734	101	—	2,020

Cash and cash equivalents at end of period	$540	$1,709	$113	$—	$2,362

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

September 30, 2003
Assets
Cash and cash equivalents	$184	$1,355	$29	$—	$1,568
Short-term investments	107	—	—	—	107
Assets held for sale	—	89	—	—	89
Other current assets	42	1,769	9	(396)	1,424
Trademarks, net	—	1,759	—	—	1,759
Goodwill, net	—	3,835	—	—	3,835
Intercompany notes receivable	370	3,530	14	(3,914)	—
Investment in subsidiaries	5,261	42	15	(5,318)	—
Other noncurrent assets	169	1,192	41	(3)	1,399

Total assets	$6,133	$13,571	$108	$(9,631)	$10,181

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$11	$—	$—	$11
Tobacco settlement and related accruals	—	1,553	—	—	1,553
Other current liabilities	673	722	19	(396)	1,018
Intercompany notes payable	370	3,508	36	(3,914)	—
Long-term debt (less current maturities)	1,692	—	—	—	1,692
Other noncurrent liabilities	296	2,499	13	(3)	2,805
Stockholders’ equity	3,102	5,278	40	(5,318)	3,102

Total liabilities and stockholders’ equity	$6,133	$13,571	$108	$(9,631)	$10,181

December 31, 2002
Assets
Cash and cash equivalents	$463	$1,006	$115	$—	$1,584
Short-term investments	504	91	—	—	595
Assets held for sale	—	76	2	—	78
Other current assets	80	2,043	70	(458)	1,735
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	360	174	3,436	(3,970)	—
Investment in subsidiaries	8,705	4,834	8	(13,547)	—
Other noncurrent assets	188	1,258	38	—	1,484

Total assets	$10,300	$16,357	$5,969	$(17,975)	$14,651

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$8	$—	$—	$8
Tobacco settlement and related accruals	—	1,536	7	—	1,543
Other current liabilities	1,233	1,079	22	(458)	1,876
Intercompany notes payable	257	3,369	344	(3,970)	—
Long-term debt (less current maturities)	1,755	—	—	—	1,755
Other noncurrent liabilities	339	1,669	745	—	2,753
Stockholders’ equity	6,716	8,696	4,851	(13,547)	6,716

Total liabilities and stockholders’ equity	$10,300	$16,357	$5,969	$(17,975)	$14,651

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11 — Subsequent Event

Business Combination

      On October 27, 2003, RJR announced the signing of a definitive agreement with Brown & Williamson Tobacco Corp., referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, to combine the U.S. assets and operations of their tobacco subsidiaries: RJR Tobacco and B&W.

      The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., referred to as Reynolds, with approximately 150 million shares outstanding. Reynolds will issue common shares to B&W in exchange for B&W subsidiaries holding the U.S. assets and operations of B&W and issue common shares to existing RJR stockholders on a one-for-one basis. Upon completion of the combination, B&W will own 42% of Reynolds, and existing RJR stockholders will own 58%. No financial indebtedness of B&W will be assumed by Reynolds. The transaction is expected to be tax-free to BAT and RJR stockholders, and will be treated as a purchase for financial accounting purposes.

      The agreement provides for B&W to transfer with its U.S. operations cash in an amount equal to accrued MSA expenses. The cash balance is contingent on the timing of closing the transaction, but averages approximately $750 million during the year. The RJR Tobacco and B&W U.S. tobacco operations will be combined in an indirect subsidiary of Reynolds, and that subsidiary will indemnify B&W for its historical and current litigation liabilities. In addition, Reynolds will pay a foreign subsidiary of BAT $400 million in cash to acquire the stock of Lane Limited, a subsidiary that owns the U.S. distribution rights for DUNHILL brand cigarettes. Lane also manufactures several cigar, roll-your-own and pipe tobacco brands. BAT will retain the rights to use certain BAT trademarks outside the United States. Santa Fe and Lane will operate as independent subsidiaries of Reynolds.

      The transaction is expected to close during the first half of 2004, pending the necessary clearances from U.S. and European regulatory authorities and RJR stockholders, as well as satisfactory IRS rulings. The headquarters and operations of Reynolds are expected to be consolidated in Winston-Salem, North Carolina.

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

      Competition is primarily based on a brand’s products, positioning, consumer loyalty, retail display, promotion, price and advertising. Substantial marketing support, retail presence, competitive pricing and other financial incentives generally are required to maintain or improve a brand’s market position or to introduce a new brand. Established cigarette brands historically have had a competitive advantage in the United States because significant cigarette marketing restrictions have made gaining consumer awareness and trial of new brands difficult.

      RJR’s operating subsidiaries are committed to building strong brands. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty, and attract adult smokers of competing brands. In September 2003 RJR announced a refocused brand portfolio strategy for RJR Tobacco and significant cost reduction initiatives. Marketing sales investments will now focus on two growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability. Previously, the strategy was to stabilize and then grow retail share of market on RJR Tobacco’s four investment brands: CAMEL, WINSTON, SALEM and DORAL. This strategy is expected to be implemented during the first quarter of 2004. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build brand equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

      In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Discounting on RJR Tobacco’s brands has increased significantly as a result of competitive discounting, higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      Starting in mid-July 2002, RJR Tobacco’s largest competitor significantly increased promotional spending. Additionally, excise taxes were significantly increased in 20 states and New York City during 2002, and in 14 states and the District of Columbia during 2003. To maintain competitive prices, RJR Tobacco has increased its promotional spending since the second half of 2002. The increased promotional costs are expected to continue into the foreseeable future.

      Although the level and rate of change of retail sales to consumers, referred to as consumption, are not independently available, consumption trend estimates are generated. These estimates are based on shipment volume, retail share of market, trade inventory levels and pricing in the marketplace. In recent years, the consumption decline for the industry has been estimated to be approximately 2% to 3% annually. RJR Tobacco believes its consumption decline has been somewhat greater than that of the industry, due to the higher price sensitivity of its consumers on some of its brands. RJR Tobacco estimates that its consumption decline in the first nine months of 2003 was approximately 8% to 10%. This acceleration in the decline is believed to be due to the substantial increase in state excise taxes and continued pricing pressure from the deep-discount price-tier, potential acceleration in industry consumption decline, as well as general economic conditions.

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

      During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, largely completed during 2003, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR, which resulted in restructuring and impairment charges in the second quarter of 2003. During the third quarter of 2003, RJR Tobacco began implementing significant cost reduction initiatives and a new brand-portfolio strategy focused on its two premium growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability. Certain of these initiatives resulted in restructuring and impairment charges in the third quarter of 2003, and are expected to result in additional charges through 2004. See “— Results of Operations” for further information.

      During 2002, RJR’s pension assets declined $245 million, or approximately 11%. These assets were adversely impacted by benefit payments and the continued deterioration of the equity markets and declining interest rates. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s 2002 year-end SFAS No. 87, “Employers’ Accounting for Pensions,” funded status. At December 31, 2002, the projected benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $933 million. Pension expense in 2003 is expected to be approximately $174 million, including $87 million related to the workforce reductions announced during the third quarter of 2003, and will be adversely impacted due to these circumstances and by RJR lowering the expected return on asset assumption from 9.5% per annum for 2002, to 9.0% per annum for 2003. RJR contributed $100 million to its pension plan in January 2003. Additional cash funding may be made in the foreseeable future.

Business Combination

      On October 27, 2003, RJR announced the signing of a definitive agreement with Brown & Williamson Tobacco Corp., referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, to combine the U.S. assets and operations of their tobacco subsidiaries: RJR Tobacco and B&W.

      The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., referred to as Reynolds, with approximately 150 million shares outstanding. Reynolds will issue common shares to B&W in exchange for B&W subsidiaries holding the U.S. assets and operations of B&W and issue common shares to existing RJR stockholders on a one-for-one basis. Upon completion of the combination, B&W will own 42% of Reynolds, and existing RJR stockholders will own 58%. No financial indebtedness of B&W will be assumed by Reynolds. The transaction is expected to be tax-free to BAT and RJR stockholders, and will be treated as a purchase for financial accounting purposes. In connection with the transaction, Reynolds management intends to recommend to the Reynolds board an annual dividend payout policy of approximately 75% of net income.

      The agreement provides for B&W to transfer with its U.S. operations cash in an amount equal to accrued MSA expenses. The cash balance is contingent on the timing of closing the transaction, but averages approximately $750 million during the year. The RJR Tobacco and B&W U.S. tobacco operations will be combined in an indirect subsidiary of Reynolds, and that subsidiary will indemnify B&W for its historical and current litigation liabilities. In addition, Reynolds will pay a foreign subsidiary of BAT

$400 million in cash to acquire the stock of Lane Limited, a subsidiary that owns the U.S. distribution rights for DUNHILL brand cigarettes. Lane also manufactures several cigar, roll-your-own and pipe tobacco brands. BAT will retain the rights to use certain BAT trademarks outside the United States. Santa Fe and Lane will operate as independent subsidiaries of Reynolds.

      The transaction is expected to close during the first half of 2004, pending the necessary clearances from U.S. and European regulatory authorities and RJR stockholders, as well as satisfactory IRS rulings. The headquarters and operations of Reynolds are expected to be consolidated in Winston-Salem, North Carolina. For further discussion of the combination and related transactions and agreements, see RJR’s Current Report on Form 8-K dated October 29, 2003.

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

      As discussed in note 7 to the condensed consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case (reversed by the intermediate appellate court on May 21, 2003), a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. Except in Kenyon, for which RJR Tobacco expended $195,602.87 during the third quarter, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s condensed consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in note 7 to the condensed consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations, and the related expense charges under the MSA and other settlement agreements, are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements, referred to as MSA expenses, recorded in the accompanying condensed consolidated statements of income were $1.5 billion and $1.9 billion for the nine months ended September 30, 2003 and 2002, respectively, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.6 billion and $2.3 billion, respectively. RJR Tobacco estimates that its MSA expenses will approximate $1.9 billion in 2003 and exceed $1.8 billion in each of 2004 and 2005, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy, were last accepted during the third quarter of 2003.

      At June 30, 2003, the reserve for returned goods consisted of (a) an estimate of returns for unintentionally damaged product and (b) an estimate of returned goods from wholesalers under the previous policy. These estimates resulted in a $54 million reduction of the reserve for returned goods balance as of June 30, 2003, having the effect of increasing net sales $54 million. The change in the estimate of the reserve for returned goods was made in the second quarter, as that is the period that RJR Tobacco’s policy change was effected and announced to its customers. Additionally, returned goods expense was $39 million lower during the third quarter of 2003, for a total of $93 million during the nine months ended September 30, 2003. The change in the returned goods policy benefited net income $0.28 per basic and diluted share during the third quarter of 2003, and $0.67 per basic and diluted share during the nine months ended September 30, 2003.

Merchandising Fixtures

      Beginning in the fourth quarter of 2002, in response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were reduced significantly from RJR Tobacco’s original expectations. As a result, RJR Tobacco re-evaluated its practices related to replacement of merchandising fixtures, and determined to reduce significantly any further replacement of its merchandising fixtures and to continue to utilize its current merchandising fixtures to leverage related display opportunities with its customers. Accordingly, the service lives of those fixtures targeted for near-term replacement, which were shortened in the fourth quarter of 2002, have been extended to their original service life. Additionally, the percentage salvageable is higher than previously estimated. As a result, there was no additional book value to amortize on an accelerated basis. Accordingly, RJR Tobacco ceased accelerated amortization. Amortization of merchandising fixtures during the first nine months of 2003 was $55 million, of which $21 million was accelerated amortization. During the first nine months of 2002, amortization expense was $42 million. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during the nine months ended September 30, 2003.

Restructuring and Asset Impairment Charges

      RJR and RJR Tobacco have recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates.

      The asset impairments were recorded in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires management to estimate the fair value of assets to be disposed of.

      On January 1, 2003, RJR adopted SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” Charges related to restructuring activities initiated after this date were recorded when incurred. Prior to this date, charges were recorded at the date of an entity’s commitment to an exit plan, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

      These restructuring charges were based on management’s best estimate at the time of the restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, would be recorded as an adjustment to operating income.

Goodwill and Trademark Impairment

      In conjunction with the comprehensive changes in its strategies and cost structure that resulted in a restructuring during the third quarter of 2003, RJR Tobacco tested its trademarks and goodwill for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The trademark impairment testing indicated that impairments occurred on certain of RJR Tobacco’s brands, and the valuation of RJR Tobacco indicated that its carrying value exceeded its fair value. This testing required RJR Tobacco to make significant estimates, including future cash flows and determination of discount rates. An independent valuation expert was engaged to assist in estimating the fair value of RJR Tobacco and its trademarks. Additionally, to determine the implied impairment of goodwill, it was necessary to assign estimated fair values, referred to as Step 2, to RJR Tobacco’s assets and liabilities, including any unrecognized intangible assets, as if RJR Tobacco had been acquired in a business combination at the date of impairment. It was impracticable to finalize all estimates required by Step 2 before the financial statements were issued. Any adjustment required upon completion of the impairment measurement in the fourth quarter will be recognized at that time. While RJR Tobacco believes that it has based the impairment testing on reasonable estimates and assumptions, the use of different estimates and assumptions could have provided materially different results.

Recently Adopted Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies, or its equivalent, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share for all periods presented in the financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

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

      The provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when they are incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 did not have a material effect on RJR’s financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for RJR as of the periods ending December 31, 2003, for variable interest entities created prior to February 1, 2003. The adoption of FIN No. 46 has not had a material effect on RJR’s financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on RJR’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset. SFAS No. 150 is effective for all financial instruments entered into after May 31, 2003 and otherwise, the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on RJR’s financial position, results of operations or cash flows.

Results of Operations

	Three Months Ended September 30,					Nine Months Ended September 30,

	2003		2002			2003		2002

		%		%	%		%		%	%
		Sales		Sales	Change		Sales		Sales	Change

Net sales[1]	$1,384	100.0%	$1,585	100.0%	- 12.7%	$4,033	100.0%	$4,805	100.0%	- 16.1%
Cost of products sold[1,2]	814	58.8%	985	62.1%	- 17.4%	2,418	59.9%	2,843	59.1%	- 14.9%
Selling, general and administrative expenses	313	22.6%	348	22.0%	- 10.1%	1,028	25.5%	1,041	21.7%	-1.2%
Restructuring and impairment charges	310	22.4%	—	—	—	365	9.1%	—	—	—
Goodwill and trademark impairment charges	3,590	259.4%	—	—	—	3,590	89.0%	—	—	—

Operating Income	$(3,643)	- 263.2%	$252	15.9%	N/A	$(3,368)	- 83.5%	$921	19.2%	N/A

[1]	Excludes excise taxes of $405 million and $457 million for the three months ended September 30, 2003 and 2002, respectively, and $1.2 billion and $1.3 billion for the nine months ended September 30, 2003 and 2002, respectively.

[2]	Includes settlement expense of $500 million and $655 million for the three months ended September 30, 2003 and 2002, respectively and $1.5 billion and $1.9 billion for the nine months ended September 30, 2003 and 2002, respectively.

      Net sales for the third quarter of 2003 decreased $201 million from the comparable prior-year quarter due to $249 million lower overall volume partially offset by a $39 million benefit related to RJR Tobacco’s change in returned goods policy and $21 million higher pricing, net of promotional incentives. Net sales decreased $772 million during the first nine months of 2003 from the comparable prior-year period primarily due to $872 million lower volume, combined with $30 million higher promotional incentives, net of higher pricing. These decreases in net sales during the quarter and nine months ended September 30, 2003, were partially offset by a $93 million year-to-date benefit related to RJR Tobacco’s change in returned goods policy.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			%			%
	2003	2002	Change	2003	2002	Change

RJR Tobacco key brands:
CAMEL exc. Regular	5.3	5.9	- 10.0%	15.0	16.9	- 11.1%
SALEM	2.4	2.3	0.1%	6.9	7.3	-6.1%
Base WINSTON	4.0	4.8	- 15.7%	11.7	13.9	- 15.2%
DORAL	5.4	6.2	- 12.8%	16.4	18.8	- 13.0%

RJR Tobacco total full-price	13.0	14.6	- 10.7%	37.4	42.7	- 12.3%
RJR Tobacco total savings	7.7	9.0	- 14.3%	23.4	26.7	- 12.5%

RJR Tobacco total domestic[1]	20.7	23.6	- 12.1%	60.8	69.4	- 12.4%
Santa Fe total domestic	0.3	0.3	4.8%	0.9	0.8	14.0%

RJR total domestic[1] (includes Santa Fe)	21.0	23.9	- 11.9%	61.7	70.2	- 12.1%

Industry[2]:
Full-price	71.7	73.5	-2.4%	206.8	219.7	-5.9%
Savings	25.1	28.0	- 10.5%	74.0	81.3	-9.0%
Industry total domestic	96.8	101.5	-4.6%	280.8	301.0	-6.7%

[1]	Excludes Puerto Rico and certain other U.S. territories’ volume.

[2]	The source of industry data is Management Science Associates, Inc. These data may not include all shipments of some manufacturers that Management Science Associates is currently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume.

     RJR Tobacco’s total domestic shipment volume declines reflect the impacts of the business trends discussed above on consumption, or retail sales to consumers, and shifts in trade inventory levels.

      Shipments in the full-priced tier increased to 62.7% of RJR Tobacco’s total domestic shipments in the third quarter of 2003 as compared with 61.7% in the prior-year quarter. RJR Tobacco’s full-price shipments averaged 61.5% of total shipments during the nine months ended September 30, 2003 and 2002. Industry full-price shipments as a percentage of total domestic shipments increased to 74.1% from 72.4% in the three months ended September 30, 2003 and 2002, respectively; and increased to 73.7% from 73.0% in the nine months ended September 30, 2003 and 2002, respectively.

      Retail share of market as a percentage of total retail sales of RJR’s operating segments according to data from Information Resources, Inc./Capstone were:

	Three Months Ended

			Share		Share
	September 30,	June 30,	Point	September 30,	Point
	2003	2003	Change	2002	Change

RJR Tobacco key brands:
CAMEL exc. Regular	5.91%	5.96%	-0.05	5.76%	0.15
SALEM	2.65%	2.54%	0.11	2.37%	0.28
Base WINSTON	4.42%	4.52%	-0.10	4.53%	-0.11
DORAL	5.39%	5.65%	-0.26	6.01%	-0.62
RJR Tobacco total domestic	22.43%	22.77%	-0.34	23.21%	-0.78
Santa Fe total domestic	0.29%	0.29%	—	0.26%	0.03

      Combined retail market share for RJR Tobacco’s two growth brands, CAMEL and SALEM, grew in the third-quarter and year-to-date periods versus prior year. The CAMEL brand’s filtered styles are up 0.33 share points year to date versus the same period last year.

      SALEM’s performance has improved significantly. Its year-to-date share is up 0.05 share points versus last year, and the brand has gained 0.35 share points since its “Stir the Senses” relaunch in April 2003.

      During the third quarter, Santa Fe’s NATURAL AMERICAN SPIRIT brand again delivered volume and market-share gains compared with the prior-year quarter.

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

      Cost of products sold decreased $171 million in the third quarter of 2003 from the third quarter of 2002, primarily due to $155 million lower MSA costs, and to a much lesser extent, lower promotional products and volume-related manufacturing costs, partially offset by higher raw material costs. During the first nine months of 2003, cost of products sold decreased $425 million from the prior-year period primarily due to $454 million lower MSA costs, combined with lower volume-related manufacturing costs, partially offset by higher raw material costs.

      Selling, general and administrative expenses of $313 million during the third quarter of 2003, decreased $35 million, compared with the prior-year quarter, including lower marketing expense. This decrease was partially offset by $7 million higher general expense, including expenses of entities acquired during 2002. Selling, general and administrative expenses of $1,028 million during the first nine months of 2003, decreased $13 million compared with the prior-year period. This decrease included lower marketing expenses, partially offset by $7 million higher general expenses including expenses of entities acquired during 2002. The comparative decreases also included lower legal expense as discussed below.

      Legal expense, a component of selling, general and administrative expenses, includes the costs of litigating and administering product liability and other cases and proceedings. Although these costs historically have been, and are expected to continue to be, substantial, other components of selling, general and administrative expenses are materially greater than these costs. Legal expense decreased $21 million and $39 million for the third quarter and first nine months of 2003, respectively, when compared with the prior-year periods.

      Numerous factors affect the amount of litigation costs, including the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 7 to condensed consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2003. RJR Tobacco expects that these factors will continue to be the primary impact on its litigation costs in the future. However, due to numerous circumstances beyond the control of RJR Tobacco, management is unable to predict whether its litigation costs will continue at historical levels. Those circumstances include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

      Restructuring and impairment charges of $310 million, or $188 million after tax, and $365 million, or $222 million after tax, were recorded during the three- and nine-month periods ended September 30, 2003, respectively.

      The components of the 2003 restructuring and impairment charges, recorded and utilized through September 30, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Incurred during second quarter	$—	$18	$37	$55
Utilized in second quarter	—	(18)	(22)	(40)

Balance, June 30, 2003.	—	—	15	15
Incurred during third quarter	292	10	9	311
Utilized in third quarter	(80)	(10)	(24)	(114)

Balance, September 30, 2003	$212	$—	$—	$212

      In April 2003, in response to continuing challenges of an intensely competitive environment, primarily pricing pressures, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. As a result, during the second quarter of 2003, RJR and RJR Tobacco incurred restructuring and impairment charges of $55 million. RJR Tobacco recorded a non-cash $18 million impairment charge to fully write off certain production equipment that it abandoned. RJR Tobacco also incurred contract termination expenses of $29 million related to the discontinuation of certain event-marketing programs, and RJR incurred other restructuring associated costs of $8 million during the second quarter of 2003. As of September 30, 2003, payment of the $37 million cash portion of the charges had been completed.

      In September 2003, RJR announced a refocused brand portfolio strategy for RJR Tobacco and a significant cost reduction initiative. Marketing and sales investments will now focus on two growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability. Certain of these initiatives resulted in consolidated restructuring and impairment charges of $311 million, or $189 million after tax, in the third quarter of 2003. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $10 million related to asset impairments and $1 million related to associated exit costs. The remaining $13 million was incurred by RJR.

      Of the third quarter charges, the employee severance and benefits relate to a workforce reduction of 40%, or approximately 2,600 full-time employees in operations and corporate functions. Approximately 1,200 reductions were completed as of September 30, 2003. The workforce reduction is expected to be completed within 12 months. The asset impairment resulted from the abandonment of certain merchandising fixtures. The third quarter exit costs included professional fees for valuation and consulting services.

      The cash portion of the third quarter restructuring charge is expected to be $221 million, of which $212 million relates to employee severance costs and $9 million relates to exit costs. As of September 30, 2003, $9 million of this amount had been paid. Of the $90 million non-cash portion of the charges, $80 million relates to benefit charges, and $10 million relates to asset impairments.

      As a result of the 2003 initiatives, RJR and RJR Tobacco expect additional restructuring charges of approximately $6 million and $5 million, respectively, to be incurred during the fourth quarter of 2003. RJR Tobacco expects to incur approximately $20 million additional restructuring and impairment charges in 2004. The 2003 restructuring and impairment charge initiatives are expected to provide approximate savings of $58 million during 2003, $270 million in 2004 and $320 million on an annualized basis.

      The components of the 2002 restructuring and impairment charges, recorded and utilized through September 30, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002.	58	—	5	63
Utilized in 2003	(19)	—	—	(19)
Adjusted in 2003	—	—	(1)	(1)

Balance, September 30, 2003	$39	$—	$4	$43

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, or $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002. During the third quarter of 2003, $1 million of the charge, related to expected exit costs of field sales offices, was reversed and was included in restructuring and impairment charges in the condensed consolidated statement of income for the periods ended September 30, 2003.

      The employee severance and benefits relate to workforce reductions of 572 full-time employees in operations support and corporate functions. Approximately 500 of the reductions were completed as of September 30, 2003, with the remainder expected to be completed during the fourth quarter of 2003.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. As of September 30, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $43 million of inventories, $34 million of property, plant and equipment and other, and $11 million of accounts payable and accrued liabilities. As of December 31, 2002, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and other, and $8 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business by the end of 2003.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale.

      The cash portion of the restructuring and impairment charges is expected to be $62 million and primarily relates to employee severance costs. As of September 30, 2003, $19 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million asset impairment and $2 million related to the writeoff of prepaid promotional rights that were terminated. These initiatives have provided year-to-date savings of $28 million and are expected to provide approximate savings of $49 million during 2003 and $64 million on an annualized basis.

      Goodwill and trademark impairment charges of $3,590 million were incurred during the third quarter of 2003. In response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. In conjunction with these events, RJR Tobacco tested its trademarks and goodwill for impairment.

      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, or $197 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge is included in goodwill and trademark impairment charges in the condensed consolidated income statements for the periods ended September 30, 2003, as a decrease in the carrying value of trademarks in the condensed consolidated balance sheet as of September 30, 2003, and had no impact on cash flows.

      For the purpose of testing goodwill the fair value of RJR Tobacco was determined by an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate is based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its fair value. Estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. This preliminary impairment charge is included in goodwill and trademark impairment charges in the condensed consolidated income statements for the periods ended September 30, 2003, as a decrease in the carrying value of goodwill in the condensed consolidated balance sheet as of September 30, 2003, and had no impact on cash flows. Because it was impracticable to complete the goodwill impairment measurement before the financial statements were issued, RJR Tobacco has recognized its best estimate of the impairment charge. Any adjustment required upon completion of the impairment measurement in the fourth quarter will be recognized at that time.

      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million.

      Interest and debt expense was $25 million and $90 million for the three-and nine-month periods ended September 30, 2003, respectively, a decrease of $13 million and $20 million from each of the comparable prior-year periods. The decrease from the prior-year periods is primarily due to the repayment of $550 million and $191 million in debt in the second and third quarters of 2003, respectively, and to a lesser extent, lower interest rates in 2003.

      Interest income was $6 million and $23 million for the three-and nine-month periods ended September 30, 2003, respectively. Both the $10 million decrease in the current quarter and $21 million decrease for the year-to-date period were due to a lower average cash balance combined with lower interest rates.

      Other (income) expense, net was expense of $2 million for the third quarter of 2003, the same as the prior-year quarter. Income of $4 million was recorded during the first nine months of 2003, compared with $7 million expense in the prior-year period. The income in 2003 was primarily due to $10 million in proceeds from a lease termination in the first quarter.

      Provision for (benefit from) income taxes was a benefit of $213 million, or an effective rate of 5.8%, in the third quarter of 2003 compared with a provision of $89 million, or an effective rate of 39.0%, in the third quarter of 2002. The benefit from income taxes for the first nine months of 2003 was $121 million, or an effective rate of 3.5%, compared with a provision of $331 million, or an effective rate of 39.0% for the first nine months of 2002. The 2003 periods were impacted by the non-deductible goodwill impairment and a tax resolution that resulted in a reserve reduction and net tax favorability of $55 million. Additionally, this resolution is expected to result in tax favorability of $9 million during the fourth quarter of 2003. The effective tax rate in 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

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

Cash Flows

      Net cash flows from operating activities were $608 million in the first nine months of 2003, compared with $1.1 billion generated in the first nine months of 2002. This change is primarily due to the decreased operating income as a result of decreased volumes and increased promotional expenses and to a lesser extent, lower interest income. Additionally, while tobacco settlement and related expenses were lower in 2003, cash payments during 2003, based on 2002 expenses, resulted in a $463 million comparatively larger decrease in the accrual for tobacco settlement and related expenses.

      Net cash flows from investing activities were $430 million in the first nine months of 2003, compared with a cash flow use of $892 million in the prior year. This change is primarily due to the proceeds from the sale of short-term investments of $492 million in 2003 compared with the purchase of short-term investments of $504 million in 2002, the 2002 acquisition of Santa Fe, net of cash acquired, and to a lesser extent, a decrease in capital expenditures. These factors are partially offset by an increase in equity investments in the first half of 2003.

      Net cash flows used in financing activities were $1,054 million in the first nine months of 2003, compared with $135 million provided from financing activities in the comparable prior-year period. This change is primarily due to the use of $741 million to repay notes that matured in 2003. In 2002, $745 million cash proceeds were provided from the issuance of notes in May 2002. This change is combined with decreased proceeds from the exercise of stock options and partially offset by the $326 million decrease in the repurchase of common stock.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through October 15, 2003. To increase financial flexibility, in April 2003, RJR suspended repurchases under its board of directors’ $1 billion authorization of February 2002 and does not intend to reinstate this program in the foreseeable future. Subsequent to the closing of the business combination with B&W, the practical implications of the 42% ownership by B&W is likely to preclude substantial share repurchase programs by Reynolds.

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

Repurchases — 2003	Shares	Cost

		(in millions)
$1 billion authorization	1,441,460	$60
1999 LTIP tax withholding	286,243	12

Total through October 15, 2003	1,727,703	$72

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Suspended — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	405,317	18

Total as of October 15, 2003		31,163,216	$1,363

Dividends

      On August 27, 2003, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was paid on October 1, 2003 to stockholders of record as of September 10, 2003. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $35 million for the first nine months of 2003 compared with $66 million for the first nine months of 2002. RJR Tobacco plans to spend $80 million to $90 million for capital expenditures during 2003, funded primarily by cash flows from operations. The decrease during the first nine months of 2003 and from the full-year estimate for 2003 is due to the exclusion of certain non-tobacco businesses that have been classified as assets held for sale as a part of the 2002 restructuring plan. Additionally, the planned replacement of certain equipment has been reduced. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of September 30, 2003.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002. Under the amendment and restatement, in May 2003 the committed amount was reduced from $622 million to $531 million through November 2004. The facility was further amended on September 25, 2003, primarily to modify certain definitions of terms related to negative covenants. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries including Santa Fe, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee the facility. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive position. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s second quarter 2003 results. The outlook for Standard & Poor’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty. On October 28, 2003, Moody’s changed its ratings outlook from negative to stable, reflecting opportunities offered by the proposed combination of RJR and BAT’s U.S. tobacco operations. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, previously unsecured unsubordinated debt notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances. However, as a result of Moody’s August 7, 2003 lowering of its ratings of RJR’s guaranteed, previously unsecured notes from Ba1 to Ba2, commitment fees paid by RJR on its committed revolving credit facility increased to 1.50% per annum, from 1.25% per annum. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that (1) the remaining amount from the $1.5 billion proceeds from the NGH acquisition, and any further proceeds thereon, may be used to pay dividends and repurchase shares, and (2) up to an additional $500 million in dividends and share repurchases may be made. Most of the proceeds from the NGH acquisition and the earnings thereon, however, have been used for these purposes. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. At September 30, 2003, RJR had $22 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $509 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at September 30, 2003.

      The $1.45 billion guaranteed, previously unsecured notes issued under a registration effective October 1999 and a shelf registration effective April 2001, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco, RJR Acquisition Corp. and Santa Fe. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB– by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at September 30, 2003.

      On December 11, 2000, related to the acquisition of NGH, RJR acquired $98 million of 9.5% junior subordinated debentures, due in 2047. These debentures were mandatorily redeemed on September 30, 2003. Interest on these debentures was paid quarterly in arrears. These debentures were effectively defeased by an irrevocable trust, which is included in other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2002. The trust held certain U.S. government obligations maturing at such times and in such amounts sufficient to pay interest and principal.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. In July 2002, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concludes proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity” and note 7 to the condensed consolidated financial statements. Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 7 to the condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and other existing settlement agreements were $1.4 billion during each of the nine-month periods ended September 30, 2003 and 2002, and during the years 2002, 2001 and 2000 were $2.5 billion, $2.4 billion and $2.2 billion, respectively. RJR Tobacco estimates total payments will be $1.8 billion in 2003 and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations due to the MSA and the other existing settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The advertising, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations increasing their excise taxes on cigarettes; restricting displays and advertising of tobacco products; establishing fire safety standards for cigarettes; raising the minimum age to possess or purchase tobacco products; requiring the disclosure of ingredients used in the manufacture of tobacco products; imposing restrictions on smoking in public and private areas and restricting the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet. In addition, in the remainder of 2003, the U.S. Congress may consider legislation regarding further increases in the federal excise tax; regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration; amendments to the Federal Cigarettes Labeling and Advertising Act to require additional warnings, including a possible ban on the use of product descriptors such as “light” or “ultra light;” reduction or elimination of the tax deductibility of advertising expenses; implementation of a national standard for “fire-safe” cigarettes; regulation of the retail sale of cigarettes over the Internet and changes to the tobacco support program linked with a buyout of tobacco quotas, possibly resulting in a tax increase to cover the costs associated with compensating quota holders and tobacco growers. Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $0.025 per pack in Virginia to $2.05 per pack in New Jersey. During 2002, excise taxes were significantly increased in 20 states and New York City. During 2002, the weighted average state cigarette excise tax increased from $0.43 per pack to $0.62 per pack. In addition, during 2003, 14 states and the District of Columbia have approved increases in their excise taxes. When signed into law and fully implemented, these increases will raise the weighted average state cigarette excise tax per pack from $0.62 at the beginning of 2003 to $0.67. Several states have pending legislation proposing further state excise tax increases.

      In September 2003, the Massachusetts Department of Public Health announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients reporting requirement. (The United States Court of Appeals for the Second Circuit last year affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. MDPH has requested a meeting to discuss these proposed changes with RJR Tobacco and other cigarette manufacturers in advance of the public hearing. Because the proposed changes are still under discussion, it is impossible to predict the final form they will take or the effect they will have on RJR Tobacco’s business or operations.

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2002, OFPC issued a proposed standard with accompanying regulations for public comment. After receiving public comment, OFPC issued revised regulations on September 3, 2003, for further public comment. The second comment period will end on November 2, 2003. After review of the information submitted, the agency will decide whether to make amendments and when final regulations should be issued. New York state officials have expressed the intention to make the regulations final by year-end 2003. Current law states that all cigarettes offered for sale in New York will be required to meet the standard not later than six months after the regulations become final. If the standard is finalized as proposed in the most recent revision, there may be an adverse impact on the sale of cigarettes in New York due to reduced consumer acceptance of the changes in the cigarette made necessary to meet the standard. RJR Tobacco is unable to predict the outcome of this regulatory process. Similar legislation is being considered in other states.

      On September 11, 2001, RJR Tobacco, together with several retailers who sell RJR Tobacco’s products, filed a Petition for Declaratory Judgment and Injunctive Relief in the District Court of Lancaster County, Nebraska, challenging the validity of the Nebraska Department of Revenue’s interpretation of 316 N.A.C. §§ 57-012, 57-015 and 57-016. The Department of Revenue maintained that this regulation prohibits the advertisement of RJR Tobacco’s manufacturer’s promotion known as a “buydown” to consumers. The plaintiffs challenged the Department of Revenue’s interpretation of this regulation on the grounds that such action exceeded the Department’s statutory authority, constituted an unlawful rulemaking, violated the United States and Nebraska constitutions and is preempted by federal law. On October 15, 2001, the defendants filed a Demurrer to the plaintiff’s Petition for Declaratory Judgment and Injunctive Relief. The Court entered an order of dismissal on March 24, 2002.

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

      Forty-two states have passed, and various states are considering, legislation to ensure “nonparticipating manufacturers” under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Additionally, 15 states have approved legislation that limits the ability of nonparticipating manufacturers to withdraw funds from their escrow accounts. The National Association of Attorneys General has endorsed adoption of these legislative efforts.

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that keep domestic market prices artificially high. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. Post-MSA cigarette volume declines have dictated significant reductions in tobacco marketing quotas, which in turn have led many farmers to support legislation eliminating the current tobacco quota program with compensation for the lost value of their quotas; such “quota buyout” legislation, funded by a tax on manufacturers and importers, has been introduced and could be considered during this session of Congress. Because of the importance of tobacco leaf as a raw material for RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf including the imposition of a tax on manufacturers to help fund the quota buyout could have a material adverse effect on RJR Tobacco’s business or financial condition, results of operations and cash flow.

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

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see note 7 to the condensed consolidated financial statements.

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

      On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1, which required RJR’s other material subsidiaries including Santa Fe, in addition to RJR Tobacco and RJR Acquisition Corp., to guarantee RJR’s revolving credit facility, interest rate swaps and RJR’s guaranteed, previously unsecured notes. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+, which, when combined with the revised rating of Moody’s, required (1) RJR and the guarantors to pledge all of their assets to secure their obligations under RJR’s revolving credit facility, and (2) RJR and certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, to pledge certain of their assets to secure RJR’s guaranteed, previously unsecured notes. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price-tier, the volatility of tobacco litigation, as well as RJR’s competitive position. On August 7, 2003, Moody’s further lowered its rating of RJR’s guaranteed, previously unsecured notes to Ba2 from Ba1, citing the effect of severe competitive pressure on RJR’s second quarter 2003 results. The outlook for Standard & Poor’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty. On October 28, 2003, Moody’s changed its ratings outlook from negative to stable, reflecting opportunities offered by the proposed combination of RJR and BAT’s U.S. tobacco operations. Notwithstanding the foregoing, the revolving credit facility provides that all of the collateral will be automatically released when both Moody’s raises its rating to Baa3 or higher, and Standard & Poor’s raises its rating to BBB- or higher, on RJR’s guaranteed, previously unsecured notes. In the event the collateral securing the revolving credit facility is released, the collateral securing RJR’s guaranteed, previously unsecured notes also will be released. (Collateralization is subject to reinstatement upon the occurrence of a new lowering of ratings below investment grade by both of these rating agencies.) For a further discussion of RJR’s revolving credit facility, and other debt, see “— Liquidity and Financial Condition — Debt.”

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

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, many of which are beyond the control of RJR and could cause actual results to differ materially from those described in the forward-looking statements. These risks include the substantial and increasing regulation and taxation of the cigarette industry; various legal actions, proceedings and claims arising out of the tobacco business and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries; the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements; the continuing decline in volume in the domestic cigarette industry; competition from other cigarette manufacturers, including increased promotional activities and the growth of the deep-discount category; the success of new product innovations and acquisitions; the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash; any potential costs or savings associated with realigning the cost structure of RJR and its subsidiaries; and the ratings of RJR’s securities. In addition, RJR can give no assurance that the formation of Reynolds, the combination of RJR Tobacco and the U.S. assets, liabilities and operations of B&W, and the related transactions, will be consummated, or if consummated, that any expectations relating thereto will be realized. Factors that could affect whether the transaction is completed include the satisfaction of regulatory conditions to the business combination that cannot be waived and the satisfaction or waiver of all other conditions, including obtaining clearances from U.S. and European regulatory authorities and RJR stockholders, as well as the receipt of satisfactory IRS rulings. Due to these uncertainties and risks, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as provided by federal securities laws, RJR is not required to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at September 30, 2003.

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

PART II — Other Information

Item 1. Legal Proceedings

      For a discussion of the litigation and legal proceedings pending against RJR and its subsidiaries, including RJR Tobacco, see note 7 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I — Financial Information.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

2.1	Business Combination Agreement by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation, dated as of October 27, 2003 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed October 29, 2003).
2.2	Lane Stock Purchase Agreement by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation, dated as of October 27, 2003 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed October 29, 2003).
4.1	Amendment No. 3, dated as of October 27, 2003, to the Rights Agreement, dated as of May 17, 1999, as amended, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed October 27, 2003).
10.1	Second Amendment to the Credit Agreement dated as of September 25, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement.
10.2	Form of Performance Unit Agreement (three-year vesting) dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.3	Form of Restricted Stock Agreement dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2002 and for the nine months ended September 30, 2003.
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Section 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      RJR furnished a Current Report on Form 8-K, dated July 29, 2003, announcing earnings for the three months ended June 30, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: November 7, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Business Combination Agreement by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation, dated as of October 27, 2003 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed October 29, 2003).
2.2	Lane Stock Purchase Agreement by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation, dated as of October 27, 2003 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed October 29, 2003).
4.1	Amendment No. 3, dated as of October 27, 2003, to the Rights Agreement, dated as of May 17, 1999, as amended, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/A filed October 27, 2003).
10.1	Second Amendment to the Credit Agreement dated as of September 25, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement.
10.2	Form of Performance Unit Agreement (three-year vesting) dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.3	Form of Restricted Stock Agreement dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2002 and for the nine months ended September 30, 2003.
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, pursuant to Section 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.