Form 10-K/A
period 2002-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-01-15
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

      This Form 10-K/A amends the annual report of R. J. Reynolds Tobacco Holdings, Inc. referred to as RJR, on Form 10-K for the year ended December 31, 2002, referred to as the 2002 Form 10-K, filed with the SEC on March 3, 2003. The purpose of this amendment is to:

(1)	Include additional disclosure regarding tobacco-related litigation in Item 1 — Business, “Litigation Affecting the Cigarette Industry,” similar disclosure in Item 8 — Financial Statements and Supplementary Data, Note 14 — Commitments and Contingencies, as well as additional disclosures in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Reclassify an income tax benefit from continuing operations to discontinued operations as a result of a misclassification of a reduction of tax exposure reserves that occurred in 2000. The restatement had no effect on net income, net income per share or cash flows for the year ended December 31, 2000, or the balance sheet as of December 31, 2000, and no effect on any consolidated financial statements for 2001 and 2002. As a result of the restatement, the gain on discontinued operations for 2000 has been revised to reflect a $53 million reserve reduction, related to the 1999 sale of the international tobacco business to Japan Tobacco Inc., and the provision for income taxes on continuing operations for 2000 has been revised to reflect the similar reserve increase. These changes are reflected in Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data.

      This amendment is limited in scope to the portions of the 2002 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2002 Form 10-K.

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

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

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

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding, by various cigarette companies, of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

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

Trial Date	Case Name	Case Type	Jurisdiction

February 3, 2003	Allen v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)

Trial Date	Case Name	Case Type	Jurisdiction

February 24, 2003	Harvey v. ABB Lummus Global, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)
April 14, 2003	Brown v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
April 21, 2003	Krigbaum v. American Tobacco Co.	Individual	Superior Court, Santa Clara County (San Jose, CA)
April 28, 2003	Williams v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
May 5, 2003	DeLuca v. Liggett & Myers, Inc.	Individual	U.S. District Court, Northern District (Chicago, IL)
May 12, 2003	Welch v. Brown & Williamson Tobacco Corp.	Individual	Superior Court, Jackson County (Independence, MO)
May 30, 2003	Brown v. American Tobacco Co., Inc.	Class Action	Superior Court, San Diego County (San Diego, CA)
June 2003	Levine v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Palm Beach County (West Palm Beach, FL)
June 6, 2003	In Re Tobacco Litigation — Individual Personal Injury Cases	Individual	West Virginia Mass Litigation Panel (Charleston, WV)
June 16, 2003	Sheppard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Miami, FL)
June 23, 2003	Baker v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Burkes v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
June 23, 2003	Leopard v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (Little Rock, AR)
June 30, 2003	Brumfield v. Philip Morris, Inc.	Individual	U.S. District Court, Northern District (Oakland, CA)
July 14, 2003	Leon v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court Dade County (Miami, FL)

Trial Date	Case Name	Case Type	Jurisdiction

August 4, 2003	Frost v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
August 4, 2003	Thompson v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
August 18, 2003	Mittan v. Philip Morris, Inc.	Flight Attendant — ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 2, 2003	Sargeant v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Brevard County (Cocoa, FL)
September 8, 2003	Smith v. Philip Morris Cos., Inc.	Antitrust	District Court, Seward County (Liberal, KS)
September 19, 2003	Coy v. Philip Morris, Inc.	Individual	U.S. District Court, Southern District (Miami, FL)
October 6, 2003	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)
October 6, 2003	Turner v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Madison County (Edwardsville, IL)
October 6, 2003	Coleman v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Eastern District (St. Louis, MO)
October 6, 2003	Davis v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court, Southern District (Des Moines, IA)
November 3, 2003	Hall v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)
November 3, 2003	Stitt vs. Philip Morris Cos., Inc.	Individual	U.S. District Court, Western District (Pittsburgh, PA)

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

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co.	Class Action	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants, including RJR Tobacco; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	Final judgment on appeal to the Third District Court of Appeal of Florida; oral argument heard November 6, 2002; decision pending
March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc.	Individual	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and another tobacco defendant; $20 million punitive damages, of which $10 million was assigned to RJR Tobacco	Final judgment on appeal to the California Court of Appeal; briefing complete; oral argument has not been scheduled
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply to appellant’s response to the show cause order.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc.	Health-Care Cost Recovery	U.S. District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	Final judgment on appeal to the U.S. Court of Appeals for the Second Circuit; briefing complete; oral argument occurred on February 13, 2003

Date of Verdict	Case Name	Case Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	Final judgment on appeal to the Second District Court of Appeal of Florida; briefing complete; oral argument has been scheduled for April 23, 2003
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the U.S. Court of Appeals for the Tenth Circuit; RJR Tobacco’s opening brief was filed February 12, 2003
June 18, 2002	French v. Philip Morris, Inc.	Flight Attendant- ETS (Broin II)	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants, including RJR Tobacco	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; opening brief due March 21, 2003
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co.	Individual	U.S. District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002, and entered judgment in RJR Tobacco’s favor; plaintiffs appealed to U.S. Court of Appeals for the First Circuit; no briefing schedule has been set. On January 28, 2003, RJR Tobacco filed a response to appellants’ docketing statement, a motion to amend the caption of the case, and a motion to dismiss appellants’ appeal for failure to prosecute.

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

PART II

Item 6. Selected Financial Data

      The selected historical consolidated financial data as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR’s independent auditors. The historical financial statements for the year ended December 31, 2000 have been restated. See note 22 to the consolidated financial statements. The selected historical consolidated financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from audited consolidated financial statements not presented or incorporated by reference. The financial statements prior to 2000 segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

			(Restated)

	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$6,211	$6,269	$6,085	$5,898	$4,393
Income (loss) from continuing operations	418	444	299	195	(519)
Income (loss) from discontinued operations	40	(9)	53	2,398	3
Extraordinary items — gain (loss)	—	—	1,475	(250)	—
Cumulative effect of accounting change, net of income taxes	(502)	—	—	—	—
Net income (loss)	(44)	435	1,827	2,343	(516)
Per Share Data:
Basic income (loss) from continuing operations	4.71	4.57	2.96	1.80	(4.77)
Diluted income (loss) from continuing operations	4.64	4.48	2.94	1.80	(4.77)
Basic income (loss) from discontinued operations	0.45	(0.09)	0.52	22.10	0.03
Diluted income (loss) from discontinued operations	0.44	(0.09)	0.52	22.08	0.03
Basic income (loss) from extraordinary items	—	—	14.56	(2.30)	—
Diluted income (loss) from extraordinary items	—	—	14.48	(2.30)	—
Basic net loss from cumulative effect of accounting change	(5.66)	—	—	—	—
Diluted net loss from cumulative effect of accounting change	(5.57)	—	—	—	—
Basic net income (loss)	(0.50)	4.48	18.04	21.60	(4.74)
Diluted net income (loss)	(0.49)	4.39	17.94	21.58	(4.74)
Basic weighted average shares, in thousands	88,733	97,043	101,264	108,495	108,691
Diluted average shares, in thousands	90,175	98,986	101,857	108,570	108,691
Cash dividends declared per share of common stock (2)	$3.73	$3.30	$3.10	$1.55	$—
Balance Sheet Data (at end of periods):
Total assets	14,651	15,122	15,554	14,377	19,310
Long-term debt	1,755	1,631	1,674	1,653	4,861
Stockholders’ equity	6,716	8,026	8,436	7,064	9,886
Cash Flow Data:
Net cash from operating activities	489	626	590	929	367
Net cash from (used in) investing activities	(820)	(307)	1,573	7,576	(43)
Net cash used in financing activities	(105)	(842)	(881)	(5,359)	(611)
Other Data:
Ratio of earnings to fixed charges (3)	5.2	6.4	5.1	2.8	—
Deficiency in the coverage of fixed charges by earnings before fixed charges (3)	$—	$—	$—	$—	$(679)

(1)	Net sales and costs of products sold exclude excise taxes of $1.751 billion, $1.529 billion, $1.631 billion, $1.173 billion and $1.292 billion for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(2)	RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. From the third quarter of 2001 through the first quarter of 2002, the board of directors declared a cash dividend per common share of $0.875 per common share or $3.50 on an annualized basis. Since the second quarter of 2002, the board of directors has declared a quarterly dividend per common share of $0.95 per common share, or $3.80 on an annualized basis.
(3)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Tobacco–Related Litigation

      RJR and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as these costs are incurred.

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

      Cost of products sold of $3.7 billion increased 4.8% or $172 million from 2001, primarily due to increased promotional product costs, raw material costs and the inclusion of Santa Fe’s operations. These increases were partially offset by $70 million lower settlement costs.

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

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2002 and 2001, RJR Tobacco’s outside legal fees and other external product liability defense costs were $184 million and $157 million, respectively.

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Litigation Affecting the Cigarette Industry — Overview” in note 14 to the consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 14 to the consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2003. RJR Tobacco expects that these factors will continue to have the primary impact on its product liability defense costs in the future. Although RJR Tobacco does not expect that product liability defense costs will increase significantly in the future, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

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

      Selling, general and administrative expenses of $1.4 billion in 2001 increased $60 million from the prior year. This change over the prior year was primarily due to increased retail discounting, partially offset by lower legal expenses.

      Selling, general and administrative expenses include the costs of litigation and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2001 and 2000, RJR Tobacco’s outside legal fees and other external product liability defense costs were $157 million and $171 million, respectively.

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

      Provision for income taxes was $448 million, or an effective rate of 50.2%, in 2001 compared with $449 million, or an effective rate of 60.0%, in 2000. The effective tax rates exceed the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

      Discontinued operations in 2001 included a $14 million, $9 million after-tax, purchase-price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Discontinued operations in 2000 included a $53 million after-tax gain resulting from a re-evaluation of tax reserves related to the sale of the international tobacco business. See note 6 to the consolidated financial statements for further information.

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

      Net cash flows used in investing activities increased $513 million to $820 million compared with 2001. This change is primarily due to investments in short-term securities, utilizing the proceeds from the May 2002 issuance of notes; the cash payment for the acquisition of Santa Fe, net of cash acquired; and to a lesser extent, an increase in capital expenditures. These investments were partially offset by proceeds from the maturity of short-term securities in the fourth quarter, which were used to make required debt-service payments and to pay dividends to stockholders. Net cash flows used in investing activities were $307 million in 2001 compared with net cash inflows of $1.6 billion in 2000. This change is primarily due to investments in short-term securities in 2001, compared with $1.5 billion net proceeds from the NGH acquisition in 2000. Net cash flows used in investing activities during 2001 included a $14 million, $9 million after-tax, purchase-price adjustment of the 1999 gain on the sale of the international tobacco business.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 22 to the consolidated financial statements, the Company has restated its previously issued 2000 consolidated statement of income for the reclassification of an income tax benefit from continuing operations to discontinued operations.

/s/ KPMG LLP

Greensboro, North Carolina

January 28, 2003, except as to note 14, which is as of February 14, 2003, and note 22, which is as of January 8, 2004

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

/s/ Andrew J. Schindler

Chairman of the Board, President and
Chief Executive Officer

/s/ Dianne M. Neal

Executive Vice President and
Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2002	2001	2000

			(Restated)
Net sales (1)	$6,211	$6,269	$6,085
Costs and expenses:
Cost of products sold (1) (2)	3,732	3,560	3,436
Selling, general and administrative expenses	1,463	1,429	1,369
Restructuring and asset impairment charges	224	—	—
Trademark impairment charges	13	—	89
Amortization of trademarks and goodwill	—	362	366
Tobacco settlement and related expenses	—	—	(3)

Operating income	779	918	828
Interest and debt expense	147	150	168
Interest income	(62)	(137)	(119)
Other expense, net	11	13	31

Income from continuing operations before income taxes	683	892	748
Provision for income taxes	265	448	449

Income from continuing operations	418	444	299
Discontinued operations:
Gain (loss) on sale of discontinued businesses, net of income taxes (2002 — $22; 2001 — $(5); 2000 — $(53))	40	(9)	53

Income before extraordinary item and cumulative effect of accounting change	458	435	352
Extraordinary item — gain on acquisition, net of $0 income taxes	—	—	1,475
Cumulative effect of accounting change, net of $328 income taxes	(502)	—	—

Net income (loss)	$(44)	$435	$1,827

Basic income (loss) per share:
Income from continuing operations	$4.71	$4.57	$2.96
Gain (loss) on sale of discontinued businesses	0.45	(0.09)	0.52
Extraordinary item — gain on acquisition	—	—	14.56
Cumulative effect of accounting change	(5.66)	—	—

Net income (loss)	$(0.50)	$4.48	$18.04

Diluted income (loss) per share:
Income from continuing operations	$4.64	$4.48	$2.94
Gain (loss) on sale of discontinued businesses	0.44	(0.09)	0.52
Extraordinary item — gain on acquisition	—	—	14.48
Cumulative effect of accounting change	(5.57)	—	—

Net income (loss)	$(0.49)	$4.39	$17.94

Dividends declared per share	$3.73	$3.30	$3.10

(1)	Excludes excise taxes of $1,751 million, $1,529 million and $1,631 million for the years 2002, 2001 and 2000, respectively.
(2)	Includes settlement expense of $2,514 million, $2,584 million and $2,329 million for the years 2002, 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,

	2002	2001	2000

Cash flows from (used in) operating activities:
Net income (loss)	$(44)	$435	$1,827
Less (income) loss from discontinued operations	(40)	9	—
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Cumulative effect of accounting change, net of income taxes	502	—	—
Restructuring and asset impairment charges	224	—	—
Depreciation and amortization	184	491	485
Trademark impairment charge	13	—	89
Deferred income tax expense (benefit)	18	(43)	(31)
Extraordinary gain on acquisition	—	—	(1,475)
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and notes receivable	5	(6)	(12)
Inventories	(56)	(141)	(23)
Accounts payable and accrued liabilities including income taxes	(282)	(211)	(194)
Litigation bonds	(55)	—	(118)
Tobacco settlement and related expenses	17	123	82
Other, net	3	(31)	(40)

Net cash flows from operating activities	489	626	590

Cash flows from (used in) investing activities:
Purchases of short-term investments	(508)	(207)	110
Proceeds from short-term investments	120	—	—
Capital expenditures	(111)	(74)	(60)
Net proceeds from (used in) acquisitions	(339)	—	1,519
Net proceeds from (used in) the sale of the international tobacco business	—	(14)	—
Other, net	18	(12)	4

Net cash flows from (used in) investing activities	(820)	(307)	1,573

Cash flows from (used in) financing activities:
Repurchase of common stock	(511)	(494)	(231)
Dividends paid on common stock	(335)	(320)	(322)
Repayments of long-term debt	(43)	(73)	(387)
Proceeds from exercise of stock options	39	45	59
Proceeds from issuance of long-term debt	745	—	—

Net cash flows used in financing activities	(105)	(842)	(881)

Net cash flows related to discontinued operations	—	—	84

Net change in cash and cash equivalents	(436)	(523)	1,366
Cash and cash equivalents at beginning of year	2,020	2,543	1,177

Cash and cash equivalents at end of year	$1,584	$2,020	$2,543

Income taxes paid, net of refunds	$203	$457	$309
Interest paid	$135	$141	$153
Tobacco settlement and related expense payments	$2,464	$2,393	$2,247

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

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. All material intercompany balances have been eliminated. RJR has no investment greater than 20% in entities for which it accounts by the cost method, and has no investment greater than 50% in entities for which it accounts by the equity method.

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

Note 6 — Discontinued Operations

      Discontinued operations in 2002 included a $40 million after-tax reversal of an indemnification accrual, in 2001, a $9 million after-tax, purchase-price adjustment and in 2000 (restated), a $53 million gain resulted from a re-evaluation of tax reserves. These transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.4 billion.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Per Share

      The components of the calculation of income per share were:

	For the Years Ended December 31,

	2002	2001	2000

			(Restated)
Income from continuing operations	$418	$444	$299
Income (loss) from discontinued operations	40	(9)	53
Extraordinary item — gain (loss)	—	—	1,475
Cumulative effect of accounting change	(502)	—	—

Net income (loss)	$(44)	$435	$1,827

Basic weighted average shares, in thousands(1)	88,733	97,043	101,264
Effect of dilutive potential shares:
Options	897	1,472	371
Restricted stock	545	471	222

Diluted weighted average shares, in thousands(2)	90,175	98,986	101,857

(1)	Outstanding shares of contingently issuable restricted stock of 1.6 million, 1.7 million and 1.6 million were excluded from the basic share calculation for the years ended December 31, 2002, 2001 and 2000, respectively, as the related vesting provisions had not been met.
(2)	During 2002, 300,000 common stock equivalents were excluded from diluted per share amounts, as they would have been anti-dilutive. No anti-dilution existed during 2001 or 2000.

Note 8 — Short-Term Investments

      Short-term investments classified as available-for-sale as of December 31 were:

	2002	2001

Commercial paper and asset-backed securities	$263	$—
Money market funds and certificates of deposit	151	—
Federal agency securities	126	61
Master notes	25	—
U.S. government treasury bills	6	146
Other investments	24	—

	$595	$207

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2002.

Note 11 — Accrued Liabilities and Other

      Accrued liabilities at December 31 included:

	2002	2001

Payroll and employee benefits	$310	$398
Marketing and advertising	345	378
Accrued interest	28	20
Other	392	359

	$1,075	$1,155

Note 12 — Income Taxes

      The components of the provision for income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2002	2001	2000

			(Restated)
Current:
Federal	$202	$426	$368
State and other	45	65	59

	247	491	427

Deferred:
Federal	30	(36)	23
State and other	(12)	(7)	(1)

	18	(43)	22

Provision for income taxes	$265	$448	$449

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2002	2001

Deferred tax assets:
LIFO inventories	$(237)	$(149)
Pension and other postretirement liabilities	71	71
Tobacco settlement related accruals and other accrued liabilities	754	688

	$588	$610

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2002	2001

Deferred tax assets:
Pension and other postretirement liabilities	$(413)	$(186)
Tobacco settlement related accruals and other accrued liabilities	(92)	(40)

	(505)	(226)

Deferred tax liabilities:
Property and equipment	284	305
Trademarks	823	1,099
Other	634	620

	1,741	2,024

	$1,236	$1,798

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

      The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2002	2001	2000

			(Restated)
Income taxes computed at statutory U.S. federal income tax rates	$239	$312	$262
State and local income taxes, net of federal tax benefits	21	37	33
Goodwill amortization	—	91	91
Adjustment of tax reserve (See Note 22)	—	—	53
Other items, net	5	8	10

Provision for income taxes from continuing operations	$265	$448	$449

Effective tax rate	38.8%	50.2%	60.0%

Note 13 — Long-Term Debt

      Long-term debt as of December 31 consisted of:

	2002	2001

7.625%-9.25% unsecured notes, due 2003 to 2013	$288	$330
6.5%-7.875% guaranteed unsecured notes, due 2003 to 2012.	2,110	1,246
9.5% junior subordinated debentures, due 2047	98	98
Current maturities of long-term debt	(741)	(43)

	$1,755	$1,631

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The maturities of long-term debt, net of discount and excluding fair value adjustments of $118, are as follows:

Year	Amount

2004	$56
2005	50
2006	499
2007	328
Thereafter	704

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

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding, by various cigarette companies, of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class-Action Suits.” Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      RJR recognizes compensation costs related to employee stock plans utilizing the intrinsic value based method prescribed by APB No. 25, “Accounting for Stock Issued to Employee,” and related Interpretations and applies the disclosure-only option under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for stock options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of stock options granted in 2002 was not material.

Note 18 — Retirement Benefits

      RJR and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most employees, and also provide certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For 2002 measurement purposes, a 13.1% annual rate of increase in the pre-65 per capita cost of covered health care was used for the HMO plan. The rate was assumed to decrease to 9.5% for 2003 and then to decrease by 0.5% per year to an ultimate rate of 5.0%. The 2002 annual rate of increase for post-65 per capita cost of covered care for the HMO plan was 13.1%, 12.5% for 2003, decreasing 1.0% per year through 2008, then decreasing 0.5% per year to an ultimate rate of 5.0%. Additionally, for the indemnity plan, an 11.0% annual rate of increase in the pre-65 per capita cost of covered health care was used for 2002. The rate was assumed to decrease to 10.0% for 2003, 9.5% for 2004, then decrease by 0.5% per year through 2007, then to a rate of 5.5% in 2013 and beyond. The annual rate of increase for post-65 per capita cost of covered care for the indemnity plan was 14.0% for 2002, decreasing by 1.0% to a rate of 8.0% in 2008, then decreasing by 0.5% to an ultimate rate of 5.5%.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Total of Service and Interest Cost Components	$3	$(3)
Effect on Benefit Obligation	48	(42)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2002
Net sales	$—	$6,098	$170	$(57)	$6,211
Cost of products sold	—	3,740	49	(57)	3,732
Selling, general and administrative expenses	25	1,667	(229)	—	1,463
Restructuring and asset impairment charges	2	221	1	—	224
Trademark impairment charge	—	—	13	—	13
Interest and debt expense	136	11	—	—	147
Interest income	(11)	(49)	(2)	—	(62)
Intercompany interest (income) expense	(19)	155	(136)	—	—
Intercompany dividend	(1,098)	(644)	—	1,742	—
Other expense (income), net	(3)	13	1	—	11

Income from continuing operations before income taxes	968	984	473	(1,742)	683
Provision for (benefit from) income taxes	(71)	143	193	—	265
Equity income (loss) from subsidiaries	660	(286)	8	(382)	—

Income from continuing operations	1,699	555	288	(2,124)	418
Gain on sale of discontinued businesses, net of income taxes	—	40	—	—	40

Income before cumulative effect of accounting change	1,699	595	288	(2,124)	458
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$1,699	$632	$(251)	$(2,124)	$(44)

For the Year Ended December 31, 2001
Net sales	$—	$6,269	$50	$(50)	$6,269
Cost of products sold	—	3,607	3	(50)	3,560
Selling, general and administrative expenses	32	1,749	(352)	—	1,429
Amortization of trademarks and goodwill	—	260	102	—	362
Interest and debt expense	138	12	—	—	150
Interest income	(4)	(129)	(4)	—	(137)
Intercompany interest (income) expense	(10)	274	(264)	—	—
Intercompany dividend	(1,632)	(698)	—	2,330	—
Other expense (income), net	(3)	16	—	—	13

Income from continuing operations before income taxes	1,479	1,178	565	(2,330)	892
Provision for (benefit from) income taxes	(51)	300	199	—	448
Equity income (loss) from subsidiaries	1,235	357	—	(1,592)	—

Income from continuing operations	2,765	1,235	366	(3,922)	444
Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$2,765	$1,235	$357	$(3,922)	$435

For the Year Ended December 31, 2000 (Restated)
Net sales	$—	$6,087	$48	$(50)	$6,085
Cost of products sold	—	3,483	3	(50)	3,436
Selling, general and administrative expenses	42	1,642	(315)	—	1,369
Amortization of trademarks and goodwill	—	260	106	—	366
Impairment charge	—	—	89	—	89
Other operating expense	—	(3)	—	—	(3)
Interest and debt expense	164	4	—	—	168
Interest income	(1)	(111)	(7)	—	(119)
Intercompany interest (income) expense	(11)	394	(383)	—	—
Intercompany dividend	(238)	(861)	—	1,099	—
Other expense (income), net	6	26	(1)	—	31

Income before income taxes	38	1,253	556	(1,099)	748
Provision for (benefit from) income taxes	(64)	317	196	—	449
Equity income (loss) from subsidiaries	2,825	360	—	(3,185)	—

Income from continuing operations	2,927	1,296	360	(4,284)	299
Gain on sale of discontinued businesses, net of income taxes	—	53	—	—	53
Income before extraordinary item	2,927	1,349	360	(4,284)	352
Extraordinary item—gain (loss) on acquisition, net of income taxes	(1)	1,476	—	—	1,475

Net income (loss)	$2,926	$2,825	$360	$(4,284)	$1,827

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2002
Cash flows from operating activities	$824	$710	$721	$(1,766)	$489

Cash flows from (used in) investing activities:
Purchases of short-term investments	(504)	(4)	—	—	(508)
Proceeds from short-term investments	—	120	—	—	120
Capital Expenditures	—	(98)	(13)	—	(111)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Other, net	—	18	—	—	18
Intercompany notes receivable	214	160	(386)	12	—

Net cash flows from (used in) investing activities	(629)	196	(399)	12	(820)

Cash flows from (used in) financing activities:
Repurchase of common stock	(511)	—	—	—	(511)
Dividends paid on common stock	(335)	(1,098)	(644)	1,742	(335)
Repayments of long-term debt	(43)	—	—	—	(43)
Proceeds from issuance of long-term debt	745	—	—	—	745
Proceeds from exercise of stock options	39	—	—	—	39
Intercompany notes payables	188	(536)	336	12	—

Net cash flows from (used in) financing activities	83	(1,634)	(308)	1,754	(105)

Net change in cash and cash equivalents	278	(728)	14	—	(436)
Cash and cash equivalents at beginning of year	185	1,734	101	—	2,020

Cash and cash equivalents at end of year	$463	$1,006	$115	$—	$1,584

For the Year Ended December 31, 2001
Cash flows from operating activities	$1,003	$895	$420	$(1,692)	$626

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(207)	—	—	(207)
Intercompany notes receivable	(5)	(9)	281	(267)	—
Other, net	—	(85)	(15)	—	(100)

Net cash flows from (used in) investing activities	(5)	(301)	266	(267)	(307)

Cash flows from (used in) financing activities:
Repurchase of common stock	(494)	—	—	—	(494)
Dividends paid on common stock	(320)	(994)	(698)	1,692	(320)
Repayments of long-term debt	(73)	—	—	—	(73)
Proceeds from exercise of stock options	45	—	—	—	45
Intercompany notes payables	15	(290)	8	267	—

Net cash flows used in financing activities	(827)	(1,284)	(690)	1,959	(842)

Net change in cash and cash equivalents	171	(690)	(4)	—	(523)
Cash and cash equivalents at beginning of year	14	2,424	105	—	2,543

Cash and cash equivalents at end of year	$185	$1,734	$101	$—	$2,020

For the Year Ended December 31, 2000
Cash flows from operating activities	$615	$641	$432	$(1,098)	$590

Cash flows from (used in) investing activities:
Short-term investments	—	109	1	—	110
Intercompany notes receivable	2	34	811	(847)	—
Net proceeds from acquisition	—	1,519	—	—	1,519
Other, net	(5)	(50)	(1)	—	(56)

Net cash flows from (used in) investing activities	(3)	1,612	811	(847)	1,573

Cash flows from (used in) financing activities:
Repurchase of common stock	(231)	—	—	—	(231)
Dividends paid on common stock	(322)	(238)	(860)	1,098	(322)
Repayments of long-term debt	(387)	—	—	—	(387)
Intercompany notes payables	1	(470)	(377)	846	—
Other, net	238	(164)	(16)	1	59

Net cash flows used in financing activities	(701)	(872)	(1,253)	1,945	(881)

Net cash flows related to discontinued operations	103	(19)	—	—	84

Net change in cash and cash equivalents	14	1,362	(10)	—	1,366
Cash and cash equivalents at beginning of year	—	1,062	115	—	1,177

Cash and cash equivalents at end of year	$14	$2,424	$105	$—	$2,543

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Restatement

      During December 2003, RJR discovered a misclassification in the 2000 consolidated financial statements related to changes in RJR Tobacco’s tax exposure reserves between continuing operations and gain on sale of discontinued businesses. In order to reflect the appropriate classifications, RJR is restating its 2000 consolidated statement of income and portions of notes 6, 7, 12 and 21 to the consolidated financial statements as they relate to certain 2000 information. The restatement had no effect on net income, net income per share or cash flows for the year ended December 31, 2000, or the balance sheet as of December 31, 2000, and no effect on any consolidated financial statements for 2001 or 2002. The effect of the reclassification in the 2000 consolidated statement of income is shown below.

	As Previously
	Reported	Adjustment	As Restated

	(Dollars in Millions, Except Per Share Amounts)
Provision for income taxes	$396	$53	$449
Income from continuing operations	352	(53)	299
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	—	53	53
Basic income per share:
Income from continuing operations	3.48	(0.52)	2.96
Gain on sale of discontinued businesses	—	.52	0.52
Diluted income per share:
Income from continuing operations	3.46	(0.52)	2.94
Gain on sale of discontinued businesses	—	0.52	0.52

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (c) below

(b)	RJR filed a Current Report on Form 8-K, dated December 20, 2002, disclosing Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement, dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent.

(c)	The following exhibits are filed as part of this report, Exhibit Numbers 10.20 through 10.69 are management contracts, compensatory plans or arrangements:

Exhibit
Number

23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K/A for the period ended December 31, 2002.
31.2	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K/A for the period ended December 31, 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Annual Report on Form 10-K/A for the period ended December 31, 2002, pursuant to Section 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: January 15, 2004

By:	/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer
(principal financial officer)