Form 10-K/A
period 2002-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-03-05
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

INDEX

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26

Signatures		27

EXPLANATORY NOTE

      This Form 10-K/A, Amendment No. 2 amends the annual report of R. J. Reynolds Tobacco Holdings, Inc. referred to as RJR, on Form 10-K for the year ended December 31, 2002, referred to as the 2002 Form 10-K, filed with the SEC on March 3, 2003, and Form 10-K/A to the 2002 Form 10-K, filed with the SEC on January 15, 2004. The purpose of this amendment is to include additional disclosure regarding tobacco-related litigation under “Results of Operations” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This amendment is limited in scope to the portions of the 2002 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2002 Form 10-K.

PART II

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

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2002 and 2001, RJR Tobacco’s product liability defense costs were $192 million and $165 million, respectively.

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “Business — Litigation Affecting the Cigarette Industry — Overview” in Item 1 and note 14 to the consolidated financial statements:

•	Individual Smoking and Health;

•	Flight Attendant — ETS (Broin II);

•	Class Actions;

•	Governmental Health-Care Cost Recovery;

•	Other Health-Care Cost Recovery and Aggregated Claims; and

•	Asbestos Contribution.

      “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to the Council for Tobacco Research — U.S.A., Inc. which funds are used primarily by the CTR to fund its legal defense costs.

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Business — Litigation Affecting the Cigarette Industry — Overview” in Item 1 and note 14 to the consolidated financial statements for detailed information regarding the number and type of cases pending, and “Business — Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 1 and note 14 to the consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2003. The increase in product liability defense costs in 2002 compared with 2001 was primarily due to an increase in the level of activity in cases in preparation for trial, in trial and on appeal in 2002 compared with 2001.

      RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in RJR Tobacco’s pending cases and possible new cases, RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of RJR Tobacco, could have a material adverse effect on the financial condition, results of operation or cash flows of RJR or its subsidiaries. Those other circumstances beyond the control of RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

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

      Through the last three quarters of 2001, DORAL’s share of market declined after holding relatively steady at 6.1 to 6.2 share points for several quarters. The retail share of market of DORAL, the nation’s best-

selling savings brand, was 5.92% for 2001, down from 6.16% in 2000. To strengthen DORAL’s performance, the brand launched a comprehensive upgrade across all categories of DORAL’s “Imagine Getting More” positioning. This upgrade included a new blend with higher-quality tobaccos, new bold packaging, new advertising to support the changes and a new website to enhance DORAL’s existing relationship marketing program.

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

      Selling, general and administrative expenses include the costs of litigation and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2001 and 2000, RJR Tobacco’s product liability defense costs were $165 million and $179 million, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (c) below

(b)	RJR filed a Current Report on Form 8-K, dated December 20, 2002, disclosing Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement, dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent.

(c)	The following exhibits are filed as part of this report:

Exhibit
Number

23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K/A, Amendment No. 2 for the period ended December 31, 2002.
31.2	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K/A, Amendment No. 2 for the period ended December 31, 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Annual Report on Form 10-K/A, Amendment No. 2 for the period ended December 31, 2002, pursuant to Section 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: March 5, 2004

By:	/s/ ANDREW J. SCHINDLER

Andrew J. Schindler
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer
(principal financial officer)