Form 10-K
period 2003-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-03-05
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

               (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(336) 741-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Name of each		Name of each
	exchange on which		exchange on which
Title of each class	registered	Title of each class	registered

Common stock, par value $.01 per share	New York	8 3/4 Notes due July 15, 2007	New York
8 3/4 Senior Notes due April 15, 2004	New York	9 1/4 Debentures due August 15, 2013	New York
8 3/4 Notes due August 15, 2005	New York

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

     The aggregate market value of common stock held by non-affiliates of R.J. Reynolds Tobacco Holdings, Inc. on June 30, 2003 was approximately $3.1 billion, based on the closing price of $37.21. Certain directors of R.J. Reynolds Tobacco Holdings, Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: February 6, 2004: 85,080,693 shares of common stock, par value $.01 per share.

PART I

Item 1. Business

      R.J. Reynolds Tobacco Holdings, Inc. was incorporated as a holding company in 1970, and is listed on the New York Stock Exchange under the symbol RJR. RJR’s wholly owned subsidiaries include its operating subsidiaries, R. J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe.

      RJR’s Internet website address is www.RJRHoldings.com. RJR’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider trading reports on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through its web site, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. RJR’s Internet web site and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

      RJR has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2003. Those brands, and its other brands, including VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences. In September 2003, RJR announced a shift in its brand-portfolio strategy to focus on improving profitability through emphasis on two of its cigarette brands, CAMEL and SALEM, with more limited investments in WINSTON and DORAL. Concurrently, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a significant workforce reduction, as well as asset impairments and associated exit activities. For a discussion of RJR’s restructuring and asset impairment charges related to its restructuring plan, see “Restructuring and asset impairment charges” and “Goodwill and trademark impairment charges” under “Results of Operations — 2003 Compared with 2002” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

      Prior to June 1999, RJR was a subsidiary of Nabisco Group Holding Corp., which was a public company listed on the NYSE under the symbol NGH. During 1999, RJR and NGH completed a series of transactions to reorganize their businesses and capital structures. In May 1999, RJR and RJR Tobacco sold the international tobacco business to Japan Tobacco Inc. A portion of the proceeds from the sale of the international tobacco business was used by RJR to repurchase $4 billion of its debt. Additionally, RJR transferred $1.6 billion in cash proceeds, together with its 80.5% interest in Nabisco Holdings Corp., referred to as Nabisco, to NGH through a merger transaction. In June 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Shares of RJR began trading separately on June 15, 1999.

      On December 11, 2000, RJR acquired its former parent, NGH, a non-operating public shell company with no material assets or liabilities other than $11.8 billion in cash. RJR Acquisition Corp. paid $30 for each outstanding share of NGH, or $9.8 billion in the aggregate. Net cash proceeds to RJR Acquisition Corp. were $1.5 billion, after transaction costs and payments to NGH stockholders.

      On January 16, 2002, RJR acquired all of the voting stock of privately held Santa Fe for $354 million. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand, primarily in the United States. Although Santa Fe is an operating segment of RJR, its financial condition and results of operations do not meet the materiality criteria to be reportable. As a result, information related to Santa Fe is not generally disclosed separately in this document.

      On July 16, 2002, RJR acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, initially marketed its products in France, Spain, the Canary Islands and Italy, and in 2003, expanded into Andorra and Belgium. RJR’s financial contribution during the first five years of the joint venture is expected to be $75 million to $100 million. RJR

Tobacco licensed REYNOLDS, a new American-blend brand in a unique Slide Box pack, to the joint venture. This investment is accounted for using the equity method.

      RJR believes that the acquisition of NGH and Santa Fe, and the joint venture with Gallaher Group Plc, present meaningful opportunities for RJR to build shareholder value. The acquisition of NGH provided $1.5 billion of net cash proceeds to RJR, which has funded RJR’s share repurchase programs and the acquisition of Santa Fe. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands, and the acquisition was originated in order to enhance RJR’s consolidated earnings. The joint venture provides RJR an opportunity to compete in the growing international American-blend market, and RJR believes the joint venture will be accretive to RJR’s earnings within two to three years from its inception.

      On October 27, 2003, RJR announced the signing of a definitive agreement with Brown & Williamson Tobacco Corporation, referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, to combine RJR Tobacco and the U.S. assets, liabilities and operations of B&W, subject to specified exceptions.

      The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., referred to as Reynolds American, with approximately 150 million shares outstanding. Reynolds American will issue common shares to B&W in exchange for the U.S. assets, liabilities and operations of B&W, subject to specified exceptions, and will issue common shares to existing RJR stockholders in exchange for their existing RJR shares on a one-for-one basis. Upon completion of the combination, B&W will own approximately 42% of Reynolds American, and existing RJR stockholders will own approximately 58%. No indebtedness for borrowed money of B&W will be assumed by Reynolds American. The transaction is expected to be tax-free to RJR stockholders, and will be treated as a purchase for financial accounting purposes.

      The agreement provides for B&W to transfer with its U.S. operations cash in an amount equal to accrued expenses under the Master Settlement Agreement, referred to as the MSA. The cash contribution amount is contingent on the timing of closing the transaction, but averages approximately $750 million during the year. The RJR Tobacco and B&W U.S. cigarette and tobacco operations will be combined in an indirect subsidiary of Reynolds American, and that subsidiary will indemnify B&W for its historical and current liabilities related to its U.S. cigarette and tobacco business.

      Under a separate agreement, RJR will pay a foreign subsidiary of BAT $400 million in cash to acquire the stock of Lane Limited, a subsidiary that manufactures or distributes cigar, roll-your-own and pipe tobacco brands and other tobacco products, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States. Santa Fe and Lane will operate as independent subsidiaries of Reynolds American.

      The combination transactions are expected to be completed in mid-2004, pending the necessary approvals from U.S. and European regulatory authorities and RJR stockholders, as well as satisfactory IRS rulings and other conditions. The headquarters and operations of Reynolds American are expected to be consolidated in Winston-Salem, North Carolina.

      RJR believes that the combination transactions will provide efficiencies and enhance the ability of Reynolds American to compete effectively in the U.S. market. The combination is expected to be accretive to earnings. Full integration of the two companies is expected to take 18 to 24 months after closing and to generate more than $500 million in annualized savings.

Industry Overview

      The U.S. cigarette market is a mature market in which overall consumer demand is expected to decline over time. U.S. cigarette shipments as tracked by Management Science Associates, Inc., referred to as MSAi, decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000, declined 3.2% in 2001 and 3.7% in 2002, and declined 5.1% to 371.4 billion units in 2003. RJR Tobacco believes that cigarette shipments in the United States are significantly higher than the units registered by MSAi with the difference primarily due to deep-discount brands, gray market imports and sales through alternative channels that are not effectively tracked by MSAi. From December 1999 to December 2003, wholesale cigarette prices of the major manufacturers increased $0.64 per pack overall. The average wholesale list price of a pack of RJR Tobacco’s full-price brands was $2.64 at December 31, 2001 and $2.76 at each of December 31, 2002 and 2003.

Competition

      In addition to declining sales volumes, profitability of the U.S. cigarette industry and RJR continues to be adversely impacted by increases in state excise taxes, competitive promotional spending and deep-discount brand growth. “Deep-discount brands” are brands manufactured by companies that are not original participants in the Master Settlement Agreement, and accordingly, do not have cost structures burdened with MSA-related payments to the same extent as the original participating manufacturers. While the premium, or full, price tier has been negatively impacted by widening price gaps between those brands and the deep-discount brands for several years, the price gap remained relatively level during 2003. For further discussion see “— Business Trends and Initiatives” and “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. market with a few large participants and many smaller participants. Based on data collected by Information Resources Inc./Capstone, during 2003, 2002 and 2001, Philip Morris USA Incorporated had an overall retail share of the U.S. cigarette market of 49.37%, 49.35% and 50.45%, respectively. During these same years, RJR Tobacco had an overall share of 22.52%, 22.93% and 23.42%, respectively, and the remaining participants held lesser shares.

      Competition is primarily based on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position or to introduce a new brand.

      Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands and competitive discounting. The growth in market share of the deep-discount brands since the MSA was signed in 1998 has had, and will continue to have, an adverse impact on the profitability of the remaining industry participants. For further information regarding the adverse impact of price increases on RJR Tobacco’s sales volume, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.

      Historically, major manufacturers have had a competitive advantage in the United States because significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the MSA was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. RJR Tobacco believes small manufacturers of deep-discount brands have increased their combined share of shipments to approximately 13% to 15% of U.S. industry unit sales. This growth was driven by their significantly lower prices due to cost advantages, including lower MSA payments.

Strategy

      RJR is focused on strengthening its core businesses and delivering an attractive return to stockholders. RJR’s key strategies are to:

•	achieve sustainable earnings growth,

•	grow share of market on RJR Tobacco’s and Santa Fe’s key brands and

•	drive continuous cost improvement.

Marketing

      RJR’s operating subsidiaries are committed to building strong brands. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty, and attract adult smokers of competing brands. In September 2003 RJR announced a refocused brand portfolio strategy for RJR Tobacco and significant cost reduction initiatives. Marketing investments will now focus on two growth brands, CAMEL and SALEM, with more limited investments being made in WINSTON and DORAL, to optimize profitability. The new strategy is currently being implemented. In addition to building strong brand equity, RJR Tobacco’s marketing approach utilizes a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. RJR Tobacco’s competitive pricing includes discounting programs, such as retail buydowns, free product promotions and consumer coupons. Retail buydowns refer to payments made to the retailer to reduce the price that consumers pay at retail. Free product promotions include offers such as “Buy 2 packs, Get 1 pack free.” Consumer coupons are distributed by a variety of methods, including in, or on, the cigarette pack and direct mail.

      In addition, RJR Tobacco provides trade incentives through trade terms, and wholesale partner programs and retail incentives. Trade discounts are provided to wholesalers based on compliance with certain terms. The wholesale partner programs provide incentives to RJR Tobacco’s direct buying customers based on performance levels. Retail incentives are paid to the retailer based on compliance with RJR Tobacco’s contract terms. During the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership of the fixtures to the cigarette retailers.

      The costs of RJR Tobacco’s sales incentive programs, with the exception of free product promotions, are recorded as a reduction of net sales in compliance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The cost of free product promotions is recorded in cost of goods sold. For further information about pricing, net of discounting and promotional costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Item 7.

      During 2003, CAMEL’s filtered styles continued to grow based on the strength of the brand’s equity, driven by its “Pleasure to Burn” positioning. Initiatives launched in prior years to actively market CAMEL’s three distinct product families — Classic, Turkish and Exotic Blends — also contributed to the brand’s performance in 2003.

      SALEM’s share increased in 2003, reflecting steady momentum since a repositioning was launched in the second quarter of 2003. The “Stir the Senses” campaign and new packaging communicates that SALEM offers adult smokers a range of choices in menthol taste sensations. The brand has two distinct product lines: SALEM Green Label, with a lighter menthol taste, and SALEM Black Label, with a richer menthol-and-tobacco taste.

      Reflecting RJR Tobacco’s strategy of limited investment in WINSTON and DORAL, the retail promotion support of these brands was reduced and shifted to more targeted, and more efficient, direct mail offers.

      Additional RJR Tobacco full-price and savings products are offered to meet the diverse preferences of adult smokers. Other full-price brands include VANTAGE, MORE and NOW. In the savings category, MONARCH, BEST VALUE and various private-label brands are available for cost-conscious adult smokers.

      During April and May of 2003, RJR Tobacco expanded the distribution of ECLIPSE to 7-Eleven and Circle-K stores across the country. ECLIPSE was expanded into additional retail chains in June 2003, with the goal of making the brand more conveniently available to adult smokers. The expansion is being supported by a cost-efficient marketing plan that includes limited print advertising, point-of-sale and direct-marketing efforts. ECLIPSE is a new technology cigarette that primarily heats rather than burns tobacco.

      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA and other federal, state and local laws restrict utilization of television, radio or billboard advertising or certain other marketing and promotional tools for cigarettes.

RJR Tobacco continues to use advertisements in magazines read primarily by adults, direct mailings to age-verified adult smokers and other means to market its brands and enhance their appeal among adult smokers. RJR Tobacco continues to advertise and promote at retail cigarette locations and in adult venues where permitted. See note 1 to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information, including advertising expense.

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

      RJR Tobacco sells its cigarettes primarily to distributors, wholesalers and other direct customers, some of which are retail chains. RJR Tobacco distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for its customers. No significant backlog of orders existed at December 31, 2003 or 2002.

      Sales made by RJR Tobacco to McLane Company, Inc., a distributor to, and former affiliate of, Wal-Mart Stores, Inc., comprised 31%, 26% and 27% of RJR’s consolidated revenue in 2003, 2002 and 2001, respectively. No other customer accounted for 10% or more of RJR’s revenue during those years. RJR Tobacco has a good relationship with McLane Company. RJR Tobacco’s sales to McLane are not governed by any written supply contract; however, McLane and RJR Tobacco are parties to an arrangement, whereby RJR Tobacco observes McLane’s inventory to manage the supply and level of McLane’s inventory. McLane and RJR Tobacco also are parties to certain contracts in which consideration is based on McLane’s compliance with specified performance levels and incentive terms.

Raw Materials

      In its production of cigarettes, RJR Tobacco uses burley and flue-cured leaf tobaccos, as well as Oriental tobaccos grown primarily in Turkey and Greece. RJR Tobacco believes there is a sufficient supply in the worldwide tobacco market to satisfy its current and anticipated production requirements.

      Since 2001, RJR Tobacco has primarily purchased the majority of its U.S. flue-cured and burley leaf directly through contracts with tobacco growers. These short-term contracts are frequently renegotiated. RJR Tobacco believes the relationship with its suppliers is good.

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

Research and Development

      RJR Tobacco’s research and development activities are located in its Bowman Gray Technical Center in its Whitaker Park complex. Scientists and engineers at these facilities continue to work to create more efficient methods of preparing tobacco blends, as well as develop product enhancements, new products and packaging innovations. A focus for research and development activity is the development of products that may present less risk associated with smoking. RJR Tobacco’s research and development expense for the years ended December 31, 2003, 2002 and 2001 was $54 million, $63 million and $64 million, respectively.

Intellectual Property

      RJR’s operating subsidiaries own or have the right to use numerous trademarks, including the brand names of their cigarettes and the distinctive elements of their packaging and displays. RJR’s operating subsidiaries’ material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will last as long as RJR’s subsidiaries continue to use the trademarks. The operating subsidiaries consider the blends and recipes used to make each of their brands to be trade secrets. These trade secrets are not patented.

      In 1999, RJR Tobacco sold most of its trademarks and patents outside the United States in connection with the sale of the international tobacco business to Japan Tobacco Inc. The sale agreement granted Japan Tobacco the right to use certain of RJR Tobacco’s trade secrets outside the United States, but details of the ingredients or formulas for flavors and the blends of tobacco may not be provided to any sub-licensees or sub-contractors. The agreement also prohibits Japan Tobacco and its licensees and sub-licensees from the sale or distribution of tobacco products of any description employing the purchased trademarks and other intellectual property rights in the United States.

Legislation and Other Matters Affecting the Cigarette Industry

      The tobacco industry is subject to a wide range of laws and regulations regarding the marketing, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish “fire safety” standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

      In addition, in 2004, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet; and

•	changes to the tobacco price-support program.

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

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the fourth quarter of 2003, 29 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 32 cases were dismissed or otherwise resolved without trial in their favor. On December 31, 2003, there were 1,592 active cases pending (including approximately 1,061 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,650 on December 31, 2002, and 1,639 on December 31, 2001. As of January 23, 2004, 1,577 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,551 in the United States; 20 in Puerto Rico; 2 in Israel; and 4 in Canada. The U.S. case number does not include the 2,737 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of January 23, 2004, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in the following 32 states and the District of Columbia.

Number of
State	U.S. Cases

West Virginia	1,071 *
Maryland	186
Florida	72
Mississippi	49
New York	26
Louisiana	23
California	21
Nevada	14
Alabama	13
Iowa	10
Missouri	9
Illinois	8
Massachusetts	7
District of Columbia	5
Tennessee	4
Connecticut	3
New Hampshire	3
New Jersey	3
Texas	3
Arizona	2
Kansas	2
Minnesota	2
North Carolina	2
Ohio	2
Pennsylvania	2
Washington	2
Georgia	1
New Mexico	1
Oklahoma	1
Oregon	1
South Carolina	1
South Dakota	1
Utah	1

*	1,061 of the 1,071 cases are pending as a consolidated action.

      Of the approximately 1,551 active U.S. cases, 89 are pending in federal court, 1,460 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of January 23, 2004; the changes in the number of cases by case type since October 15, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s

Quarterly Report on Form 10-Q for the quarter ended September 30, 2003; and a cross-reference to the discussion of each case type.

	Number of	Change in
	Cases as	Number of
	of	Cases since
	January 23,	October 15,	Page
Case Type	2004	2003	Reference

Individual Smoking and Health	1,499	+1	18
Flight Attendant — ETS (Broin II)	2,737	-48	19
Class Action	18	-1	20
Governmental Health-Care Cost Recovery	8	-1	24
Other Health-Care Cost Recovery and Aggregated Claims	5	-2	27
Master Settlement Agreement-Enforcement and Validity	2	No Change	29
Asbestos Contribution	7	No Change	29
Antitrust	6	-26	30
Other Litigation	6	-5	32

      In July 2000, a jury in the Florida state court case Engle v. R.J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. The appellate court denied the plaintiffs’ motion for rehearing on September 22, 2003. On October 23, 2003, the plaintiffs filed a notice asking the Florida Supreme Court to review the case. Briefing on whether the Florida Supreme Court should review the case is complete. It is not known when the Florida Supreme Court will issue a decision. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.

      The aggregate cash payments made by RJR Tobacco under the MSA and the other state settlement agreements during the years 2003, 2002 and 2001 were $1.8 billion, $2.5 billion and $2.4 billion, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2004, and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, except for Kenyon v. R. J. Reynolds Tobacco Co., discussed below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against RJR Tobacco. RJR and RJR Tobacco have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that RJR, RJR Tobacco and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful overall record in the defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      RJR Tobacco and its affiliates, including RJR, continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, and except as specifically discussed below, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims.

      The only material smoking and health tobacco litigation claims settled by RJR Tobacco involved:

•	the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various cigarette companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”

Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the other state settlement agreements were brought by the states to recover health-care costs paid on behalf of state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

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

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial, at a time when discussions were underway with the federal government concerning the possible settlement of the claims underlying the MSA and the other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved as part of a settlement at the federal level.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, an increased number of cases have gone to trial each year since 2000 against RJR Tobacco and/or its affiliates, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, and RJR Tobacco expects this trend to continue. The following table lists the trial schedule, as of January 23, 2004, for RJR Tobacco or its affiliates, through December 31, 2004.

Trial Date	Case Name	Case Type	Jurisdiction

March 29, 2004 [Phase II]	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)

April 7, 2004	Prado Alvarez v. R. J. Reynolds Tobacco Co.	Individual	United States District Court (San Juan, Puerto Rico)

April 19, 2004	DeLoach [Growers] v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court, Middle District (Greensboro, NC)

April 28, 2004	Major v. Raybestos-Manhattan, Inc.	Asbestos Contribution	Superior Court, Los Angeles County (Los Angeles, CA)

May 17, 2004	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

May 17, 2004	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)

June 1, 2004	Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court (Columbia, SC)

June 28, 2004	Gaston v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)

June 28, 2004	Short v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)

July 5, 2004	Rosol v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Northern District (Waverly, IA)

July 12, 2004	Younger v. Philip Morris Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

September 6, 2004	Torres-Rivera v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Court of First Instance (San Juan, Puerto Rico)

September 13, 2004	Beckman v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)

September 13, 2004	Kimball v. R. J. Reynolds Tobacco Co.	Individual	United States District, Western District (Seattle, WA)

Trial Date	Case Name	Case Type	Jurisdiction

September 13, 2004	United States of America [DOJ] v. Philip Morris USA Inc.	Health-Care Cost Recovery	United States District Court (Washington, DC)

September 20, 2004	Coy v. Philip Morris Inc.	ETS	United States District Court, Southern District (Miami, FL)

October 4, 2004	Mason v. British American Tobacco (Investments) Ltd.	Individual	United States District Court, Southern District (Des Moines, IA)

October 26, 2004	Norris v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Central District (Los Angeles, CA)

November 15, 2004	Booth v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Upshur County (Buckhannon, WV)

December 1, 2004	Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court, Eastern District, (Greenville, TN)

December 1, 2004	Gerrity v. R. J. Reynolds Tobacco Co.	Individual	United States District Court (Hartford, CT)

December 1, 2004	Harju v. Philip Morris USA Inc.	Individual	United States District Court (St. Paul, MN)

      Trial Results. Since January 1, 1999, 33 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 20 of the 33 cases. Four of the cases resulted in mistrials. One of the cases resulted in a split decision. Of the 20 RJR Tobacco wins, seven were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, Missouri, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts.

      The cases in which verdicts were returned in favor of RJR Tobacco, either by itself or with other defendants, since January 1, 2003, are described below:

•	On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc., an individual smoker case, and Seal v. Philip Morris, Inc., a Broin II case.

•	On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co., an individual smoker case.

•	On June 17, 2003, a state court jury in Missouri found in favor of RJR Tobacco and other cigarette manufacturers in Welch v. Brown & Williamson Tobacco Corp., an individual smoker case. On July 18, 2003, the plaintiff in Welch filed a motion for a new trial, which was denied on September 18, 2003. On September 23, 2003, the plaintiff noticed an appeal to the Missouri Court of Appeals for the Western District.

•	On July 28, 2003, a Louisiana state court jury returned a split verdict in Scott v. American Tobacco Co., a medical monitoring/smoking cessation class action. Specifically, the jury found that cigarettes were not defective and rejected the class’s claim for medical monitoring, but found that smoking cessation programs exist and have clinical value. A phase II trial is scheduled to begin March 29, 2004, to address the scope and cost of a statewide smoking cessation program.

•	On September 15, 2003, in Routh v. Philip Morris, Inc., a Broin II case, a Florida Circuit Court judge declared a mistrial. The case was retried and, on October 14, 2003, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. Plaintiff filed a motion for a new trial on October 24, 2003, which was denied on December 16, 2003. The plaintiff will not appeal.

•	Most recently, on December 10, 2003, a Florida state court jury returned a verdict in favor of defendants, including RJR Tobacco, in Hall v. R. J. Reynolds Tobacco Co., an individual smoker case. Plaintiffs’ motion for a new trial was denied on January 6, 2004.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both California cases.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing which was denied on September 22, 2003. Mandate issued on October 8, 2003. Plaintiffs filed a notice seeking review by the Florida Supreme Court on October 23, 2003. Both sides have submitted briefs on whether the Florida Supreme Court should accept jurisdiction of the appeal.

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million was assigned to each of RJR Tobacco and Philip Morris, respectively	Final judgment on appeal to the California Court of Appeal; oral argument was heard on January 21, 2004.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002.

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 30, 2003, the New York Court of Appeals decided to review the certified questions. Defendants filed their initial brief on January 22, 2004.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of plaintiffs. RJR Tobacco filed a petition for rehearing or for a written opinion on June 16, 2003. That motion was denied on July 11, 2003. RJR Tobacco filed a motion for stay of proceedings pending the final outcome of the Engle appeal. That motion was denied on July 11, 2003. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco deposited with the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. That petition remains pending. On November 12, 2003, RJR Tobacco filed its petition for certiorari with the United States Supreme Court.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; oral argument was heard on January 12, 2004.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants; reduced by judge to $500,000	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief filed July 16, 2003. The appellee’s brief has not yet been filed.

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. Plaintiffs filed a petition for rehearing on November 13, 2003, which was denied on December 12, 2003.

      Additionally, since January 1, 1999, verdicts have been returned in 26 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 14 cases — three in Tennessee, two in Pennsylvania, and one in each of California, Connecticut, Florida, Missouri, New Hampshire, New York, Ohio, Rhode Island and Texas. Verdicts in favor of the plaintiffs were returned in 12 cases, four of which were tried in California, two in each of Florida and Oregon and one in each of Arkansas, Illinois, Missouri and New York. The defendants’ appeals or post-trial motions are pending in these cases.

      The cases in which verdicts were returned in favor of the plaintiffs since January 1, 2003, are described below:

•	On March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris), a “lights” class-action case discussed below under “— Class-Action Suits.”

•	On April 3, 2003, a Florida state court jury returned a verdict against Philip Morris and Brown & Williamson in Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages.

•	On May 27, 2003, in Boerner v. Brown & Williamson Tobacco Corp., an Arkansas federal court jury returned a verdict against Brown & Williamson in another individual smoker action. On July 2, 2003, the trial judge dismissed the Boerner jury’s $15 million punitive damages award, but found in favor of the plaintiff on the design defect claim, which was not considered by the jury. The final judgment reflected the jury’s award of $4,025,000 in actual damages. On September 26, 2003, the judge denied Brown & Williamson’s motions for judgment as a matter of law and for a new trial. The judge also reinstated the jury’s original punitive damages award of $15 million. Brown & Williamson is appealing this case.

•	On July 31, 2003, a California state court jury found in favor of Philip Morris in Reller v. Philip Morris USA Inc. on all counts except fraudulent concealment, on which the jury deadlocked. Mr. Reller has since died, and the fraudulent concealment claim will not be retried. On December 19, 2003, Mr. Reller’s estate filed an amended wrongful death complaint substituting the representative of the estate as the plaintiff.

•	On August 15, 2003, a Pennsylvania state court jury found in favor of Brown & Williamson in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. Post-trial motions have been filed by the plaintiff, and a hearing took place on December 4, 2003.

•	On September 25, 2003, in Henley v. Philip Morris, Inc., the California Court of Appeal affirmed the San Francisco County Superior Court’s final judgment with respect to the $1.5 million compensatory damages award to the plaintiff, but reduced the amount of punitive damages from $50 million to $9 million based on the United States Supreme Court’s opinion in State Farm v. Campbell. Philip Morris’s petition for rehearing was denied. On November 4, 2003, Philip Morris petitioned the California Supreme Court to review the case. On December 23, 2003, the California Supreme Court accepted Philip Morris’s appeal and remanded the case to the California Court of Appeal with directions that it vacate its September 25, 2003 ruling and issue a new ruling.

•	On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury returned a verdict against Philip Morris and Brown & Williamson, and awarded $2.1 million in compensatory damages. The jury found Brown & Williamson to be 10% at fault, Philip Morris to be 40% at fault, and plaintiff to be 50% at fault. On December 11, 2003, defendants filed a motion for judgment notwithstanding the verdict, or, in the alternative, motion for a new trial.

•	On November 24, 2003, a New Hampshire state court jury returned a verdict in favor of Philip Morris in Longden v. Philip Morris, Inc.

•	Most recently, on December 18, 2003, a New York state court jury returned a verdict against Brown & Williamson in Frankson v. Brown & Williamson Tobacco Corp. The jury awarded $350,000 in compensatory damages. The jury found the plaintiff to be 50% at fault, thereby causing the compensatory damages award to be reduced to $175,000. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to Brown & Williamson, $2 million to a predecessor company and $12 million to two trade organizations. Defendants’ post-trial motions are to be filed by January 29, 2004.

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on California cases currently on appeal, such as Whiteley v. Raybestos-Manhattan, Inc., and cases at the trial court level.

Individual Smoking and Health Cases

      As of January 23, 2004, 1,499 individual cases, including approximately 1,061 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,491 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      Below is a description of the individual smoking and health cases against RJR Tobacco which went to trial or were decided or remained on appeal, since January 1, 2003.

      On March 20, 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc. The jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal, First District, on May 30, 2000. Oral argument occurred on January 21, 2004.

      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, Florida’s Second District Court of Appeal affirmed the final judgment without an opinion. RJR Tobacco sought rehearing or a written opinion, which was rejected on July 11, 2003. The court of appeal entered its mandate on August 28, 2003. In Florida, a supersedeas bond does not stay execution of a judgment once the court of appeal enters its mandate in favor of a plaintiff. Accordingly, RJR Tobacco deposited with the plaintiff’s counsel a check in the amount of the judgment plus accrued interest ($196,000) to avoid any possible business disruption during the remaining appeal. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court, asking it to require the appeals court to issue a written opinion. That petition remains pending. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. Brown & Williamson was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. Oral argument was heard on January 12, 2004.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. Plaintiffs filed a petition for rehearing; however, that petition was denied on December 12, 2003.

      On February 7, 2003, a Florida state court jury found in favor of RJR Tobacco and Philip Morris in Lucier v. Phillip Morris, Inc., an individual smoker case. Plaintiff appealed to the California Court of Appeal, Third Appellate District, on May 9, 2003. On December 4, 2003, the appellate court dismissed the appeal because of the plaintiffs’ failure to file the initial brief.

      On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co., an individual smoker case. The plaintiff did not appeal.

      On May 8, 2003, the Mississippi Supreme Court, in Lane v. R. J. Reynolds Tobacco Co., ruled that the Mississippi Product Liability Act does not allow smoking and health cases based on products liability. RJR

Tobacco believes that the effect of the Lane ruling will be to reduce the number, if not eliminate, smoking and health cases in Mississippi.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff filed a notice of appeal to the Missouri Court of Appeals on September 23, 2003. No briefing schedule has been set.

      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and Brown & Williamson. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004.

Broin II Cases

      As of January 23, 2004, approximately 2,737 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

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

      Below is a description of the Broin II cases against RJR Tobacco which went to trial or were decided or remain on appeal, since January 1, 2003.

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

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. The appeal is in the briefing phase.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. The plaintiff’s post-verdict motions were denied on January 28, 2003. The plaintiff noticed an appeal to Florida’s Third District Court of Appeal on February 28, 2003, but voluntarily dismissed the appeal on May 23, 2003.

      A Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc. On February 14, 2003, the plaintiff filed a motion for a new trial, which was denied on April 24, 2003.

      In Mittan v. Philip Morris, Inc., on July 16, 2003, the plaintiff accepted an $800 (eight hundred dollars) offer of judgment tendered by RJR Tobacco, Philip Morris, Brown & Williamson and Lorillard. RJR Tobacco’s share of the offer was $200.

      In Routh v. Philip Morris, Inc., the trial judge declared a mistrial on September 15, 2003. Retrial began on September 23, 2003. The jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 14, 2003. The plaintiff filed a motion for a new trial on October 24, 2003; however, that motion was denied on December 16, 2003. The plaintiff will not appeal.

Class-Action Suits

      As of January 23, 2004, 18 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oklahoma, Oregon, Utah and West Virginia. Twenty-five virtually identical class-action complaints were filed by one attorney in Nevada since July 2002. This same attorney also filed class action complaints in Kentucky, Massachusetts and Utah. As discussed below, a federal district court judge recently denied class certification in all 25 of the Nevada cases; a state court judge denied class certification in the Kentucky case; the Massachusetts case was voluntarily dismissed; and the Utah case remains pending.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was voluntarily dismissed. Five such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Louisiana, Missouri and Minnesota. Classes have been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., and in the Missouri case, Collora v. R. J. Reynolds Tobacco Co. Each of these cases is discussed below. The Florida case, Rios v. R. J. Reynolds Tobacco Co., is in the class certification discovery phase. Most recently, in both the Louisiana and Minnesota actions, Harper v. R. J. Reynolds Tobacco Co. and Dahl v. R. J. Reynolds Tobacco Co., defendants removed the cases to federal court. On December 17, 2003, in Dahl, however, the case was remanded to state court.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. On February 10, 2003, in Sims v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On July 11, 2003, a federal district court judge in Nevada denied class certification in five separate cases, brought by the same attorney, which were consolidated for class certification purposes. On October 7, 2003, the same federal district court judge in Nevada denied class certification in 20 additional cases brought by the same attorney. On November 21, 2003, in Brown v. Philip Morris Inc., the Circuit Court of Campbell County, Kentucky, denied class certification; this case was voluntarily dismissed on December 12, 2003. Most recently, on December 8, 2003, in Jackson v. Philip Morris Inc., a federal district court judge in Utah dismissed the case due to plaintiffs’ failure to prosecute.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco, pay for a program to help people stop smoking. The trial judge has ordered that a phase two trial begin on March 29, 2004, to address the scope and cost of a statewide smoking cessation program. On October 23, 2003, the defendants, including RJR Tobacco, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, Brown & Williamson and Lorillard filed a writ seeking review by the Louisiana Supreme Court.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. Oral argument was heard on November 5, 2003.

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, the maximum amount required, pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeals reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. The appellate court denied the class’s motion for rehearing on September 22, 2003. On October 23, 2003, the plaintiffs filed a notice asking the Florida Supreme Court to review the case. Briefing on whether the Florida Supreme Court should review the case is now complete. It is not known when the Florida Supreme Court will issue a decision. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process.

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

      RJR Tobacco has been named as a defendant in several individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. On April 1, 2003, the Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs (on the loss of consortium claim) from $12.5 million to $0.125 million decreasing the total award to $25.125 million. These plaintiffs agreed to stay execution on the judgment pending the result of the Engle appeal.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief was filed on July 30, 2003. Briefing is scheduled to be completed by March 29, 2004.

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

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action ....” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price v. Philip Morris. This case currently includes both RJR and RJR Tobacco as defendants.

      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri.

      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.), began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’s appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco tries and loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RJR’s, results of operations, cash flows or financial condition.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

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

      In the settling jurisdictions, the MSA released RJR Tobacco, its indemnitees and RJR from:

•	all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•	all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

      The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements during the years 2003, 2002 and 2001 were $1.8 billion, $2.5 billion and $2.4 billion, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other state settlement agreements and related information.

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements: (1)
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		—		—		—		—		—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments (1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments (1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017) (1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments (2)	300	300	300	300		—		—		—		—		—
Growers’ Trust ($295–2009 and 2010) (3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	$1,925		—		—		—		—		—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	$1,812		—		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	—	—	>$	1,800	>$	1,900	>$	1,900	>$	2,100	>$	2,100
RJR Tobacco’s expected cash payments	—	—	—	—	>$	1,900	>$	1,800	>$	1,900	>$	1,900	>$	2,100

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

      Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      In June 2001, the U.S. Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. As of July 16, 2003, the parties had completed briefing on the defendants’ motion for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group have now filed nine summary judgment motions, with a request for additional motions pending with the court. The government has filed six summary judgment motions, including motions regarding various affirmative defenses, including those affirmative defenses addressing the standard for seeking disgorgement under RICO. On January 23, 2004, the court granted the government’s motion for partial summary judgment on certain of defendants’ equitable defenses, including waiver, equitable estoppel, laches and unclean hands. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

      Trial is scheduled for September 13, 2004.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. Two such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. The plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. The defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on the defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Briefing has been completed, although oral argument has not been scheduled. Most recently, on November 14, 2003, plaintiff voluntarily dismissed the complaint in St. Louis County v. American Tobacco Co.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Twenty other cases are pending outside the United States, two in Israel, three in Canada, and 15 in Puerto Rico. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. The appeal was heard before the British Columbia Court of Appeal at a five-day hearing that commenced on November 24, 2003. Judgment was reserved. Although it could be announced at any time, a decision is expected to come down some time between mid-February and mid-March 2004.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

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

      As of January 23, 2004, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of January 23, 2004, one insurance-related case was pending against RJR Tobacco.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately

$11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

•	reversed the judgment for Empire on its subrogation claim, and

•	reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

•	Are claims by a third party payer of health care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

•	If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third party payer of health care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349?

On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions. The tobacco defendants, including RJR Tobacco, filed their initial brief on January 22, 2004.

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on the statutes of limitation and causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco. Plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit. Argument occurred on May 15, 2003. On September 16, 2003, the United States Court of Appeals for the Eighth Circuit upheld the dismissal of the damages claims, but remanded the cases to the trial court to consider whether injunctive relief is available. Shortly after the appeals court ruling, the plaintiffs decided to dismiss the respective cases, and, on October 21, 2003, the judge entered an order dismissing the cases with prejudice.

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

      Hospitals. As of January 23, 2004, two cases brought by hospitals were pending against RJR Tobacco, City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri, and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, the defendants’ motion to dismiss was granted. The Appellate Division of the Supreme Court, Second Judicial Department affirmed the trial court’s dismissal on February 10, 2003. In March 2003, the plaintiffs asked the Court of Appeals of New York, the highest state appellate court, for permission to appeal; their petition was denied on May 13, 2003.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003.

MSA-Enforcement and Validity

      As of January 23, 2004, two cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA.

      The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. On February 12, 2003, in Forces Action Project, LLC v. California, a case in which a smokers’ rights organization challenged the propriety of the MSA on antitrust grounds, the United States Court of Appeals for the Ninth Circuit affirmed the United States District Court for the Northern District of California’s January 5, 2000 order that granted defendants’ motion to dismiss. On January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by New York State in furtherance of the MSA and remanded the case for further proceedings.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s former brand-name sponsorship of the NASCAR Winston Cup Series violates a provision of the MSA governing the times during which such signs may be posted. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. On April 10, 2003, the New York Court of Appeals Appellate Division, First Department, of the New York Supreme Court affirmed this ruling. On September 2, 2003, the New York Court of Appeals denied the State’s petition for review. On November 27, 2001, the trial court in California ruled against RJR Tobacco. On March 27, 2003, the California Court of Appeal affirmed the trial court’s ruling against RJR Tobacco. On June 25, 2003, the California Supreme Court denied RJR Tobacco’s petition for review. On November 16, 2001, the Arizona trial court ruled against RJR Tobacco. On September 9, 2003, the Arizona Court of Appeals affirmed the trial court’s ruling. The Washington matter was rendered moot and was dismissed. RJR Tobacco ended its sponsorship of the NASCAR Winston Cup Series at the end of the 2003 season, so it will not pursue any further appeals of these cases.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which accepted RJR Tobacco’s petition on September 10, 2003. Briefing is ongoing and a date for oral argument has not been set.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District. Oral argument was heard on December 9, 2003, and a decision is pending.

Asbestos Contribution Cases

      As of January 23, 2004, seven lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. Oral argument was heard on October 1, 2003. A decision is pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the United States District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, as well as indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs ask the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly from one or more of the defendants. The federal cases against RJR Tobacco were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of January 23, 2004, all state court cases on behalf of indirect purchasers have been dismissed, except for two which are pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on April 11, 2003, and certified that decision for interlocutory appeal on June 24, 2003.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The District Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Antitrust Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to:

•	alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export;

•	RJR Tobacco’s “No Bull” advertising campaign for its Winston cigarettes;

•	antitrust trademark misuse;

•	nominative fair use; and

•	the first sale doctrine.

On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of inappropriate opening statements by Cigarettes Cheaper!’s counsel. The court has not set a new trial date.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was filed against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs and all defendants but RJR Tobacco entered into a class-wide settlement which was approved by Judge Osteen on October 1, 2003. The case continues against RJR Tobacco. Discovery has now been completed and dispositive motions have been filed by RJR Tobacco, but not yet argued. Trial has been set for April 19, 2004.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleges that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleges that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section 1 of the Sherman Antitrust Act and South Carolina civil conspiracy law. In addition, the complaint charges that RJR Tobacco has violated the South Carolina Unfair Trade Practices Act allegedly by denying promotional services and facilities to Dial that were offered to other retailers. The suit seeks unspecified damages. The plaintiff has requested a bench trial. RJR Tobacco has answered the complaint and asserted a number of defenses. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, the purpose of which is to name Sam’s East, Inc. as a defendant. Discovery is currently underway and, with the exception of expert discovery, must be completed by March 31, 2004. Trial is scheduled for November 1, 2004.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale Company, Inc. sued RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc. consistent with the terms of the distribution agreement. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. The parties have completed briefing the appeal and had oral argument on September 12, 2003. No decision on the appeal has been issued to date. In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. (Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003.) RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. Briefing is complete. Oral argument has not been scheduled. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, bringing the total of private plaintiffs to 20. Fact discovery is scheduled to close on August 13, 2004, with expert discovery to be completed by September 15, 2004. Trial is set to begin on November 30, 2004.

Other Litigation and Developments

      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices .... by publishing false or misleading claims about its product, Eclipse brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York ....” At this time, no lawsuit or enforcement action relating to Eclipse has been filed against RJR Tobacco in any of these five states. RJR Tobacco has obtained an extension of time for filing its response to the subpoena.

      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an Application for an order to show cause and an order requiring obedience to subpoena duces tecum. On August 29, 2003, RJR filed, in the same court, a motion for a protective order and its opposition to the SEC’s application for an order to show cause. As of October 11, 2003, both the SEC’s application and RJR’s motion for a protective order have been fully briefed and are pending before the court. Oral argument on these matters was heard on January 8, 2004. RJR is unable to predict the outcome of this investigation.

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

      RJR Tobacco is aware of a grand jury investigation in North Carolina that is related to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively. On January 20, 2004, RJR and RJR Tobacco were informed by the government that the investigation is now closed.

      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices ....” It is understood that, at all relevant times over the past several years, JT-MacDonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and served summonses on JT-MacDonald, Corp., Northern Brands, R.J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003 and the decision of the court is still pending, but is likely to be announced in early 2004.

      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are Japan Tobacco, Inc. and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief.

      Over the past few years, several civil lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and the following ten member states: Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain; as well as by Ecuador, Belize, and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible variously under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions, which are discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On January 14, 2004, the Second Circuit affirmed the dismissal of the case.

      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

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

      RJR Tobacco and other defendants filed motions to dismiss the civil RICO actions seeking to recover taxes and revenues allegedly lost as a result of cigarette smuggling and related activities brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the cases. On January 12, 2004, the Supreme Court of the United States announced that it had declined to review the decision of the Eleventh Circuit.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss plaintiffs’ complaint. That motion was granted on January 26, 2004. The plaintiffs might seek to file an amended complaint or appeal the dismissal to the United States Court of Appeals for the Seventh Circuit.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court.

      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. No trial date has been set. Both sides have filed motions for summary judgment. On August 28, 2003, the court held a hearing on the pending motions, and heard oral arguments. On September 15, 2003, the court appointed a special master to issue a report and recommendation on certain of the pending motions by December 15, 2003. On December 4, 2003, the special master issued a report and recommendation regarding Star’s motion for claim construction and summary judgment on definiteness. On December 23, 2003, the special master issued a report and recommendation regarding RJR Tobacco’s motion for summary judgment that RJR Tobacco has not infringed the patents in the case. RJR Tobacco anticipates that the special master will issue reports and recommendations on the remaining four motions assigned to him, all of which are summary judgment motions filed by RJR Tobacco, in the near future. The order of reference to the special master includes a briefing schedule so that both sides have an opportunity to submit objections to each of the special master’s reports and recommendations.

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an insurance-related action, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

ERISA Litigation

      On May 13, 2002, in Tatum v. The RJR Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the United States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class-action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit.

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

      On June 1, 2001, RJR received notice from Del Monte Corporation of a claim made against it by a Hawaii landowner who has been sued by a lessee of its land, claiming injuries due to pesticide contamination of the soil, allegedly caused by Del Monte Corporation as a prior lessee of the land. The landowner-defendant has tendered the claim to Del Monte Corporation for defense and indemnity. Del Monte Corporation has in turn tendered the claim to RJR for defense and indemnity, claiming it is entitled to be indemnified under the terms of the agreement by which RJR sold Del Monte Corporation. Based on the plaintiff’s failure to provide any factual information in support of its claim that Del Monte Corporation was a prior lessee of the subject land, Del Monte Corporation has agreed to extend indefinitely the period during which RJR must respond to Del Monte Corporation’s tender of the claim to RJR for defense and indemnity, subject to the right to terminate the indefinite extension on 15 days’ notice to RJR.

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

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was again granted on November 12, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands.

Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

      RJR Tobacco has entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of RJR Tobacco’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco believes that the indemnified claims are substantially similar in nature and extent to the claims that RJR Tobacco is already exposed to by virtue of its having manufactured those products. For further information related to these guarantees, including probability and estimates of loss, see “— Litigation Affecting the Cigarette Industry — Accounting for Tobacco-Related Litigation Contingencies.”

      As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Employees

      At December 31, 2003, RJR and its subsidiaries had approximately 6,600 full-time employees, 400 part-time employees and 1,100 employees receiving severance benefits as a result of the 2002 and 2003 restructuring plans. None of these employees are unionized. Employee relations are believed to be good.

Item 2.	Properties

      RJR’s executive offices are located in two buildings in downtown Winston-Salem, North Carolina, which are owned by RJR Tobacco. For information about RJR Tobacco’s operating facilities see “Business — Manufacturing” and “Business — Research and Development” in Item 1.

Item 3.	Legal Proceedings

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. For a further discussion of these legal actions, proceedings and claims and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Critical Accounting Policies and Recent Accounting Developments” and “— Governmental Activity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; note 14 to the consolidated financial statements; and Exhibit 99.1 to this report. You may request a copy of Exhibit 99.1, free of charge, by writing to the Corporate Secretary, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, 401 N. Main Street, Winston-Salem, NC 27402-2866, or by phoning 336-741-5162.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      RJR’s common stock, par value $.01 per share, is listed on the NYSE as RJR and began trading on June 15, 1999. On January 23, 2004, there were approximately 26,000 holders of record of RJR’s common stock. Stockholders whose shares are held of record by a broker or clearing agency are not included in this amount; however, each of those brokers or clearing agencies is included as one holder of record. The closing price of RJR’s common stock on February 6, 2004 was $59.49.

      The high and low sales prices per share for RJR’s common stock on the NYSE Composite Tape, as reported by the NYSE, were:

	High	Low

2003:
First Quarter	$47.32	$31.13
Second Quarter	38.77	27.52
Third Quarter	40.54	31.10
Fourth Quarter	60.14	39.80

2002:
First Quarter	$67.15	$56.02
Second Quarter	71.90	50.38
Third Quarter	60.40	39.20
Fourth Quarter	44.60	34.83

      From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis, an increase of 12.9%. Beginning with the second quarter of 2002, the board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis, an increase of 8.6%.

      For equity compensation plan information, see note 16 to consolidated financial statements.

      RJR conducts its business through its subsidiaries and is dependent on the earnings and cash flow of its subsidiaries to satisfy its obligations and other cash needs. RJR’s credit facility limits the payment of dividends on its common stock in excess of specific amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Condition” in Item 7 and note 12 to the consolidated financial statements. RJR believes that the provisions of its revolving credit facility and the guarantees of its revolving credit facility, interest rate swaps and guaranteed, previously unsecured notes will not impair its payment of quarterly dividends.

Item 6.	Selected Financial Data

      The selected historical consolidated financial data as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR’s independent auditors. The selected historical consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from audited consolidated financial statements not presented or incorporated by reference. Effective in 1999, the financial statements segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. For further information, including the impact of new accounting developments, acquisitions, restructuring and impairment charges, you should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in Millions, Except Per Share Amounts)
Results of Operations:
Net sales (1)	$5,267	$6,211	$6,269	$6,085	$5,898
Income (loss) from continuing operations	(3,689)	418	444	299	195
Income (loss) from discontinued operations	122	40	(9)	53	2,398
Extraordinary items — gain (loss)	121	—	—	1,475	(250)
Cumulative effect of accounting change	—	(502)	—	—	—
Net income (loss)	(3,446)	(44)	435	1,827	2,343
Per Share Data:
Basic income (loss) from continuing operations	(44.08)	4.71	4.57	2.96	1.80
Diluted income (loss) from continuing operations	(44.08)	4.64	4.48	2.94	1.80
Basic income (loss) from discontinued operations	1.46	0.45	(0.09)	0.52	22.10
Diluted income (loss) from discontinued operations	1.46	0.44	(0.09)	0.52	22.08
Basic income (loss) from extraordinary items	1.45	—	—	14.56	(2.30)
Diluted income (loss) from extraordinary items	1.45	—	—	14.48	(2.30)
Basic net loss from cumulative effect of accounting change	—	(5.66)	—	—	—
Diluted net loss from cumulative effect of accounting change	—	(5.57)	—	—	—
Basic net income (loss)	(41.17)	(0.50)	4.48	18.04	21.60
Diluted net income (loss)	(41.17)	(0.49)	4.39	17.94	21.58
Basic weighted average shares, in thousands	83,697	88,733	97,043	101,264	108,495
Diluted average shares, in thousands	83,697	90,175	98,986	101,857	108,570
Cash dividends declared per share of common stock (2)	$3.80	$3.73	$3.30	$3.10	$1.55
Balance Sheet Data (at end of periods):
Total assets	9,677	14,651	15,122	15,554	14,377
Long-term debt	1,671	1,755	1,631	1,674	1,653
Stockholders’ equity	3,057	6,716	8,026	8,436	7,064
Cash Flow Data:
Net cash from operating activities	581	489	626	590	929
Net cash from (used in) investing activities	480	(820)	(307)	1,573	7,576
Net cash used in financing activities	(1,122)	(105)	(842)	(881)	(5,359)
Other Data:
Ratio of earnings to fixed charges (3)	—	5.2	6.4	5.1	2.8
Deficiency in the coverage of fixed charges by earnings before fixed charges (3)	$(3,913)	$—	$—	$—	$—

(1)	Net sales and costs of products sold exclude excise taxes of $1.572 billion, $1.751 billion, $1.529 billion, $1.631 billion and $1.173 billion for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
(2)	RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. From the third quarter 2001 through the first quarter of 2002, the board of directors declared a quarterly cash dividend of $0.875 per common share or $3.50 on an annualized basis. Since the second quarter of 2002, the board of directors has declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis.
(3)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of RJR’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RJR’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RJR’s results of operations is presented in two comparative sections, 2003 compared with 2002 and 2002 compared with 2001. Disclosures related to liquidity and financial condition completes management’s discussion and analysis. You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003.

Overview and Business Initiatives

      RJR’s operating subsidiaries include RJR Tobacco and Santa Fe. RJR’s single reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe, acquired by RJR in 2002, manufactures and markets cigarettes and other tobacco products primarily in the United States.

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

      Competition is primarily based on brand positioning and price, as well as product attributes and packaging, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand’s market position or to introduce a new brand.

      RJR’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. RJR Tobacco’s marketing programs are designed to strengthen each brand’s image, build brand awareness and loyalty, and attract adult smokers of competing brands. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build each brand’s equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

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

      Starting in mid-2002, RJR Tobacco’s largest competitor significantly increased promotional spending. These increases, together with the continued strength of the deep-discount price tier of the market and the impact of substantially higher state excise taxes, have resulted in an adverse business environment. To maintain competitive prices, RJR Tobacco has increased its promotional spending since the second half of 2002. The increased promotional costs are expected to continue into the foreseeable future.

      During the fourth quarter of 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included a workforce reduction, expected to be primarily completed in the first half of 2004, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. These initiatives included a new brand-portfolio strategy focused on its two premium growth brands to optimize profitability and significant cost reductions, which resulted in restructuring and impairment charges. Certain of these initiatives resulted in restructuring and impairment charges in 2003, and are expected to result in additional charges through 2004. Additionally, during the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership to the cigarette retailers. For more information about these initiatives, related costs and savings, see “— Results of Operations.”

      During 2002, actual asset returns for RJR’s pension assets were adversely impacted by the continued deterioration of the equity markets and declining interest rates. Additionally, corporate bond yields, which are used in determining the discount rate for future pension obligations, continued to decline. The negative asset returns and declining discount rates unfavorably affected RJR’s pension plans’ funded status. Pension expense in 2003 was adversely impacted due to these factors and the lowering of the expected return on asset assumption from 9.5% per annum for 2002 to 9.0% per annum for 2003.

      During 2003, plan assets increased $391 million, as a result of the favorable 2003 equity market performance and contributions, partially offset by benefit payments. However, at December 31, 2003, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $750 million. The amount by which the projected benefit obligation exceeds the fair value of the plan assets could increase to the extent of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the projected benefit obligation.

      Pension expense in 2004 is expected to be within a range of $70 million to $80 million, primarily due to an expected reduction in service cost as a result of the 2003 workforce reduction and a more favorable than expected return on plan assets during 2003. This decrease will be partially offset by the use of the lower discount rate of 6.15%. RJR contributed $110 million to its pension plan in January 2004. Additional cash funding may be made in the future.

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

      As discussed in note 13 to the consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. Except for Kenyon v.

R. J. Reynolds Tobacco Co., discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements, for which RJR Tobacco expensed approximately $196,000 during the third quarter, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying consolidated statements of income were $1.9 billion in 2003, $2.5 billion in 2002 and $2.6 billion in 2001. RJR Tobacco estimates that its settlement charges will approximate $1.8 billion in 2004 and exceed $1.9 billion in 2005 and 2006, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Goodwill and Trademarks

      As of January 1, 2002, RJR adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” See note 1 to consolidated financial statements for a discussion of the impact of the initial adoption of SFAS No. 142 on goodwill and trademarks and for additional impairment charges in connection with RJR’s ongoing application of SFAS No. 142 in 2002 and 2003.

      RJR engaged an independent appraisal firm to assist it in determining the fair value of its reporting units and trademarks. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, the determination of the fair values of individual assets and liabilities, including unrecorded intangibles. Although RJR believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

      As a result of the current competitive changes in the tobacco industry, RJR initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring of its current business. Management can not predict the impact that the current competitive environment and RJR’s strategic initiatives may have on the fair value of RJR’s goodwill and RJR Tobacco’s trademarks in future periods.

Pension and Postretirement Benefits

      Pension expense is determined in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Postretirement benefit expense is determined in accordance with the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Because pension and post-retirement obligations will ultimately be settled in future periods, the determination of annual expense and liabilities is subject to estimates and assumptions. With the assistance of an independent actuarial firm, RJR reviews these assumptions annually and modifies them based on historic experience and expected future trends. The most critical assumptions and their sensitivity to change are presented below.

Assumptions:

	2003		2002

Weighted-average assumption used to determine benefit obligations at December 31:
Discount rate	6.15%		6.40%
Rate of compensation increase	5.00%		5.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.40%/6.50%	(1)	7.40%
Expected long-term return on plan assets	9.00%		9.50%
Rate of compensation increase	5.00%		5.00%

(1)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from August 31, 2003 to December 31, 2003 to reflect the impact of the 2003 restructuring plan.

      The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.

Assumption Sensitivity:

      Assumed asset return and discount rates have a significant effect on the amounts reported for the benefit plans. A one-percentage-point change in assumed discount rate for the pension plans would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on net periodic benefit cost	$(13)	$11
Effect on projected benefit obligation	(249)	271

      A one-percentage-point change in assumed asset return for the pension plans would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on net periodic benefit cost	$(21)	$21

      A one-percentage-point change in assumed discount rate for the other postretirement benefit plans would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on net periodic benefit cost	$(6)	$6
Effect on postretirement benefit obligation	(70)	76

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Act. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. RJR sponsors retiree medical programs, which include coverage for prescription drugs

      RJR has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require RJR to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”

      Differences between actual results and actuarial assumptions are accumulated and amortized over future periods. In recent years, actual results have varied significantly from actuarial assumptions. In particular, pension plan assets have declined due to the overall decline in the capital markets, and pension and postretirement liabilities have increased as a result of the decline in the discount rate. These changes have resulted in charges to comprehensive income and an increase in pension expense in 2003. Postretirement expense decreased in 2003 due to changes in plan benefits, partially offset by the decline in the discount rate.

      Pension expense in 2004 is expected to be within a range from $70 million to $80 million, primarily due to an expected reduction in service cost as a result of the 2003 workforce reduction and a more favorable than expected return on plan assets during 2003. This decrease will be partially offset by the use of the lower discount rate of 6.15%. RJR contributed $110 million to its pension plan in January 2004. Additional cash funding may be made in the future.

Restructuring and Asset Impairment Charges

      RJR and RJR Tobacco have recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88. The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates.

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

Merchandising Fixtures

      Beginning in the fourth quarter of 2002, in response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were reduced significantly from RJR Tobacco’s original expectations. As a result, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures, and determined to reduce significantly any further replacement of its merchandising fixtures and to continue to utilize its current merchandising fixtures. Accordingly, the service lives of those fixtures targeted for near-term replacement, which were shortened in the fourth quarter of 2002, were extended to their original service lives. Additionally, the percentage salvageable became higher than previously estimated. As a result, there was no additional book value to amortize on an accelerated basis. Accordingly, RJR Tobacco ceased accelerated amortization. Amortization of merchandising fixtures during 2003 was $66 million, of which $21 million was accelerated amortization, compared with 2002 amortization expense of $96 million, of which $43 million was accelerated amortization. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during the year ended December 31, 2003 and $0.29 per basic and diluted share during 2002. During the fourth quarter of 2003, RJR Tobacco reevaluated its strategy related to merchandising fixtures and transferred its ownership of these fixtures to the cigarette retailers, resulting in an impairment charge of $106 million.

Revenue Recognition

      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RJR’s operating subsidiaries, these criteria are met upon shipment, when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” With respect to estimated amounts of consideration that will be claimed by customers, costs are recognized at the latter of the date at which the related revenue is recognized or the date at which the sales incentive is offered.

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy were last accepted during the third quarter of 2003.

      At June 30, 2003, the reserve for returned goods consisted of (1) an estimate of returns for unintentionally damaged product and (2) an estimate of returned goods from wholesalers under the previous policy. These estimates resulted in a $54 million reduction of the reserve for returned goods balance as of June 30, 2003, having the effect of increasing net sales $54 million. The change in the estimate of the reserve for returned goods was made in the second quarter, as that is the period that RJR Tobacco’s policy change was effected and announced to its customers. Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $42 million during the second half of 2003, for a total of $96 million during 2003. The change in the returned goods policy benefited net income $0.69 per basic and diluted share during the year ended December 31, 2003. The 2004 impact is expected to approximate the 2003 impact.

Recent Accounting Developments

Stock-Based Compensation

      RJR adopted the prospective method of transition of SFAS No. 148, “Accounting for Stock-Based Compensations — Transition and Disclosure — an Amendment of FASB Statement No. 123,” effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended. Stock compensation is described more fully in note 16 to consolidated financial statements.

Results of Operations

2003 Compared with 2002

	2003	2002	% Change

Net sales (1)	$5,267	$6,211	(15.2)%
Cost of products sold (1) (2)	3,218	3,732	(13.8)%
Selling, general and administrative expenses	1,327	1,463	(9.3)%
Fixture impairment	106	—	—
Restructuring and impairment charges	368	224	64.3%
Goodwill and trademark impairment charges	4,089	13	—

Operating Income	$(3,841)	$779	—

(1)	Excludes excise taxes of $1,572 million and $1,751 million for the years ended December 31, 2003 and 2002, respectively.
(2)	Includes settlement expense of $1,934 million and $2,514 million for the years ended December 31, 2003 and 2002, respectively.

      Net sales for the year ended December 31, 2003 decreased $944 million from the prior year due to $989 million lower overall volume and $113 million increased promotional spending, net of higher pricing, partially offset by a benefit of $96 million related to RJR Tobacco’s change in returned goods policy. RJR’s net sales are dependent upon its shipment volume in a declining market, full-price versus savings-brand mix, and list pricing, offset by promotional spending and trade incentives.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	For the Twelve Months
	Ended December 31,

			%
	2003	2002	Change

RJR Tobacco key brands:
Camel excluding Regular	20.0	22.1	(9.5)%
Salem	9.3	9.5	(1.6)%
Base Winston	15.5	17.9	(13.5)%
Doral	21.2	24.6	(13.7)%
RJR Tobacco total full-price	49.7	55.5	(10.3)%
RJR Tobacco total savings	30.3	35.1	(13.8)%

RJR Tobacco total domestic (1)	80.0	90.6	(11.7)%
Santa Fe total domestic	1.2	1.0	12.5%

RJR total domestic (1)	81.2	91.6	(11.4)%

Industry (2):
Full-price	274.5	284.8	(3.6)%
Savings	96.9	106.6	(9.2)%

Industry total domestic	371.4	391.4	(5.1)%

(1)	Excludes Puerto Rico and certain other U.S. territories’ volume.
(2)	The source of industry data is Management Science Associates, Inc. These data may not include all shipments of some manufacturers that MSAi is currently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume.

      RJR Tobacco’s full-year total domestic shipment volume declined 11.7% due to underlying declines in consumption, or retail sales to consumers, and shifts in trade inventory levels.

      Shipments in the full-priced tier increased to 62.2% of RJR Tobacco’s total domestic shipments during 2003 as compared with 61.2% in 2002. Industry full-price shipments as a percentage of total domestic shipments increased to 73.9% in 2003 from 72.8% in 2002.

      Retail share of market as a percentage of total retail sales of RJR’s operating segments according to data from Information Resources, Inc./Capstone(1) were:

	For the Twelve
	Months Ended
	December 31,		Share
			Point
	2003	2002	Change

RJR Tobacco key brands:
Camel excluding Regular	5.94%	5.69%	0.25
Salem	2.54%	2.41%	0.13
Base Winston	4.42%	4.57%	(0.15)
Doral	5.54%	5.86%	(0.32)
RJR Tobacco total domestic	22.52%	22.93%	(0.41)
Santa Fe total domestic	0.29%	0.26%	0.03

(1)	Retail share of market data is included in this document because it is used by RJR primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by industry tracking organizations as being a precise measurement of actual market share because these organizations are not able to effectively track the volume of all deep-discount brands, which RJR believes represent approximately 13% to 15% of U.S. industry unit sales. Accordingly, the retail share of market of RJR Tobacco’s and Santa Fe’s brands as reported by Information Resources, Inc./ Capstone may overstate their actual market share. Moreover, in an industry experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

      In 2003, RJR Tobacco’s full-price share position of 14.24% of the market, was relatively level with 2002 at 14.20%. Full-price share performance was based on the growth of RJR Tobacco’s focus brands — CAMEL and SALEM, which posted a combined full-year gain of 0.38 share points — more than offsetting declines in other full-price brands.

      In 2003, CAMEL’s filtered styles posted a gain of 0.25 share points, on the strength of CAMEL’s Classic and Turkish families. SALEM has shown steady momentum since its “Stir the Senses” re-launch in April 2003, gaining 0.38 share points since the first quarter compared with the fourth quarter of 2003. SALEM has posted increases in both its Green Label and Black Label styles, with growth coming from competitive switching and increased franchise loyalty. Base WINSTON and DORAL retail share of market declined in 2003, reflecting competitive pricing pressures on their price-sensitive, adult, franchise smokers.

      Santa Fe’s NATURAL AMERICAN SPIRIT brand delivered higher volume, share and profits in 2003 compared to 2002.

      Cost of products sold decreased $514 million from 2002 primarily due to $580 million lower MSA costs, and to a much lesser extent, lower promotional product and volume-related manufacturing costs, partially offset by the adverse impact of higher costs of materials of $69 million. MSA expenses were $1.9 billion in 2003 and are expected to remain relatively level through 2006, subject to adjustment for changes in volume and other factors. For more information related to the MSA, see note 13 to consolidated financial statements.

      Selling, general and administrative expenses of $1,327 million during 2003 decreased $136 million, compared with 2002, primarily due to lower overall marketing expense. The decrease in marketing expense, net of an $80 million increase in advertising expense, was the result of the strategic marketing changes initiated during 2003. The decreases in SG&A were partially offset by $14 million fixed general expense, including higher special compensation and benefits and higher selling, general and administrative expenses of entities acquired in 2002, partially offset by lower legal expenses.

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During the first, second, third and fourth quarters of 2003, RJR Tobacco’s product liability defense costs were $37 million, $42 million, $29 million and $36 million, respectively, for a total of $144 million during 2003. During the first, second, third and fourth quarters of 2002, RJR Tobacco’s product liability defense costs were $43 million, $51 million, $51 million and $47 million, respectively, for a total $192 million during 2002.

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “Business — Litigation Affecting the Cigarette Industry — Overview” in Item 1 and in note 13 to consolidated financial statements:

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

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Business — Litigation Affecting the Cigarette Industry — Overview” in Item 1 and in note 13 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 1 and in note 13 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2004. The decrease in product liability defense costs in 2003 compared with 2002 was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2003 compared with 2002.

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

      Fixture impairment charges of $106 million in 2003 were recorded in the fourth quarter of 2003. These non-cash charges related to transfer of ownership of RJR Tobacco’s retail merchandising fixtures to cigarette retailers and reflect the elimination of the carrying value of the fixtures. As a result of this transfer, no further amortization is required. During 2003 and 2002, amortization related to the fixtures was $66 million and $96 million, respectively.

      Restructuring and asset impairment charges of $368 million, or $224 million after tax, and $224 million, or $135 million after tax, were recorded during the years ended December 31, 2003 and 2002, respectively. Restructuring charges for employee severance and benefits are based upon RJR’s ongoing benefit arrangement plan and are recognized when it becomes probable that a liability has been incurred and the amount of the liability can be estimated.

      The components of the 2003 restructuring and impairment charges, recorded and utilized through December 31, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Incurred during second quarter	$—	$18	$37	$55
Utilized in second quarter	—	(18)	(22)	(40)

Balance, June 30, 2003	—	—	15	15
Incurred during third quarter	292	10	9	311
Utilized in third quarter	(80)	(10)	(24)	(114)

Balance, September 30, 2003	212	—	—	212

Incurred during fourth quarter	—	—	7	7
Utilized in fourth quarter	(12)	—	(6)	(18)

Balance, December 31, 2003	$200	$—	$1	$201

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

      In September 2003, RJR announced a refocused brand portfolio strategy for RJR Tobacco and a significant cost reduction initiative. Marketing investments now focus on two growth brands, CAMEL and SALEM, with more limited investments in WINSTON and DORAL, to optimize profitability. Certain of these initiatives resulted in consolidated restructuring and impairment charges of $311 million, or $189 million after tax, in the third quarter of 2003. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $10 million related to asset impairments and $1 million related to associated exit costs. RJR incurred $5 million severance and benefits and $8 million associated exit costs.

      Of the third quarter charges, the employee severance and benefits relate to an expected workforce reduction of approximately 2,600 full-time employees in operations and corporate functions. Approximately 1,400 reductions were completed as of December 31, 2003. The workforce reduction is expected to be completed during 2004. The asset impairment resulted from the abandonment of certain merchandising fixtures not yet shipped to retailers. The third quarter exit costs included professional fees for valuation and consulting services.

      In conjunction with the 2003 restructuring plan, during the fourth quarter, RJR incurred $3 million of consulting fees, and RJR Tobacco incurred $4 million of charges related primarily to aircraft lease termination and outplacement service fees.

      Additional charges of approximately $20 million are expected to be incurred during 2004 in connection with the 2003 restructuring plan. The cash portion of the 2003 restructuring and impairment charges is expected to be $265 million, of which $212 million relates to employee severance costs and $53 million relates to contract terminations and other exit costs. As of December 31, 2003, $64 million of this amount had been paid. Of the $108 million non-cash portion of the charges, $80 million related to benefit charges, and $28 million related to asset impairments. Cost savings related to the 2003 restructuring charges were $54 million during 2003, and are expected to be approximately $271 million during 2004 and $318 million on an annualized basis thereafter.

      The components of the 2002 restructuring and impairment charges, recorded and utilized through December 31, 2003, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	$29	$—	$2	$31

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      The employee severance and benefits relate to 572 full-time employee workforce reductions in operations support and corporate functions, of which 25 positions remained at December 31, 2003, and are expected to be eliminated in the first quarter of 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets, in accordance with SFAS No. 144. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2002, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and other, and $8 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business during the first half of 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge, concerning expected severance and related benefits and exit costs of field sales offices, was reversed, and was a reduction in restructuring and impairment charges in the consolidated statement of income for 2003.

      The cash portion of the 2002 restructuring and impairment charges is expected to be $58 million and primarily relates to employee severance costs. As of December 31, 2003, $27 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. Cost savings related to the 2002 restructuring charges were $39 million during 2003, and are expected to be $60 million in 2004.

      Goodwill and trademark impairment charges of $4,089 million were incurred during 2003. In response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. The extent of the adverse impact of these competitive changes was not anticipated during the annual testing of trademarks and goodwill, performed in the fourth quarter of 2002. Accordingly, as provided in SFAS No. 142, RJR Tobacco tested its trademarks and goodwill for impairment, based on its revised forecast of expected sales and cash flows.

      The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, $197 million after tax, in the third quarter of 2003. This charge was based on the excess of the brands’ carrying values over their estimated fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. This impairment charge was included in goodwill and trademark impairment charges in the consolidated statements of income, as a decrease in the carrying value of trademarks in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

      For the purpose of testing goodwill, the fair value of RJR Tobacco was determined by an independent appraisal firm, based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate is based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation, in accordance with SFAS No. 142, indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Preliminary estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. During the fourth quarter of 2003, RJR Tobacco completed its impairment measurement and recorded an additional $0.5 billion charge. These impairment charges were included in goodwill and trademark impairment charges in the consolidated income statements, as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

      Interest and debt expense was $111 million for the year ended December 31, 2003, a decrease of $36 million from 2002. This decrease is primarily due to the repayment of $550 million and $191 million in debt in the second and third quarters of 2003, respectively, and to a lesser extent, lower interest rates in 2003.

      Interest income decreased $33 million in 2003 compared with the prior year due to a lower average cash balance combined with lower interest rates.

      Other (income) expense, net included $5 million of income in 2003 compared with $11 million of expense in the prior-year period. The change was primarily due to $10 million in proceeds from a lease termination in the first quarter of 2003.

      Provision for (benefit from) income taxes was a benefit of $229 million, or an effective rate of 5.8%, for the year ended December 31, 2003, compared with a provision of $265 million, or an effective rate of 38.8%, in 2002. The 2003 effective tax rate included a benefit of $169 million from a favorable resolution of prior years’ tax matters, offset primarily by the effect of non-deductible goodwill impairment. The effective tax rate in 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items. RJR expects its effective tax rate to approximate 39.5% in 2004.

      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. During 2003, these transactions included a $106 million favorable resolution of tax matters. During 2003 and 2002, these transactions included $16 million and $40 million, respectively, of after-tax reversals of indemnification accruals. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

      Extraordinary items included a gain of $121 million related to the favorable resolution of tax matters related to the acquisition of NGH in 2000. Including this adjustment, the net after-tax gain on the acquisition was $1.6 billion.

2002 Compared with 2001

	2002	2001	% Change

Net sales (1)	$6,211	$6,269	(0.9)%
Cost of products sold (1) (2)	3,732	3,560	4.8%
Selling, general and administrative expenses	1,463	1,429	2.4%
Restructuring and impairment charges	224	—	—
Goodwill and trademark impairment charges	13	—	—
Amortization of trademarks & goodwill	—	362	—

Operating income	$779	$918	(15.1)%

(1)	Excludes excise taxes of $1,751 million and $1,529 million for the years ended December 31, 2002 and 2001, respectively.
(2)	Includes settlement expense of $2,514 million and $2,584 million for the years ended December 31, 2002 and 2001, respectively.

      Net sales for the year ended December 31, 2002 decreased $58 million from 2001. Of this decrease, $111 million was due to a less favorable, full-price/savings-brand mix and lower overall volume partially offset by $53 million of favorable pricing, net of higher promotional spending.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	For the Twelve Months
	Ended December 31,

			%
	2002	2001	Change

RJR Tobacco key brands:
Camel excluding Regular	22.1	20.9	5.7%
Salem	9.5	10.6	(11.1)%
Base Winston	17.9	19.0	(5.5)%
Doral	24.6	23.5	4.4%
RJR Tobacco total full-price	55.5	57.4	(3.4)%
RJR Tobacco total savings	35.1	33.3	5.4%

RJR Tobacco total domestic (1)	90.6	90.7	(0.2)%
Santa Fe total domestic	1.0	—	100.0%

RJR total domestic (1) (includes Santa Fe)	91.6	90.7	1.0%

Industry (2):
Full-price	284.8	300.1	(5.1)%
Savings	106.6	106.3	0.4%

Industry total domestic	391.4	406.4	(3.7)%

(1)	Excludes Puerto Rico and certain other U.S. territories’ volume.
(2)	The source of industry data is Management Science Associates, Inc. These data may not include all shipments of some manufacturers that MSAi is currently unable to monitor effectively. RJR Tobacco believes that the industry total domestic shipment volume may not fully include deep-discount volume.

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

      Retail share of market as a percentage of total retail sales of RJR’s operating segments according to data from Information Resources, Inc./Capstone(1) were:

	For the Twelve Months
	Ended December 31,

			Share
			Point
	2002	2001	Change

RJR Tobacco key brands:
Camel excluding Regular	5.69%	5.52%	0.17
Salem	2.41%	2.73%	(0.32)
Base Winston	4.57%	4.84%	(0.27)
Doral	5.86%	5.92%	(0.06)
RJR Tobacco total domestic	22.93%	23.42%	(0.49)
Santa Fe total domestic	0.26%	—	—

(1)	Retail share of market data is included in this document because it is used by RJR primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by industry tracking organizations as being a precise measurement of actual market share because these organizations are not able to effectively track the volume of all deep-discount brands, which RJR believes represent approximately 13% to 15% of U.S. industry unit sales. Accordingly, the retail share of market of RJR Tobacco’s and Santa Fe’s brands as reported by Information Resources, Inc./ Capstone may overstate their actual market share. Moreover, in an industry experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

      CAMEL, RJR Tobacco’s largest full-price brand, continued its growth trend in 2002 based on the strength of the brand’s equity, its “Pleasure to Burn” positioning and initiatives to market CAMEL’s three distinct product families — the Classic, Turkish and Exotic families.

      Despite intense competitive price pressures, base WINSTON’s market share remained relatively stable for the last three quarters of 2002. During 2002, WINSTON’s S2 line extension, launched in 2001, was stable, but did not meet anticipated sales volumes.

      SALEM’s share declined in 2002, reflecting reduced levels of in-market support while the brand evaluated opportunities to strengthen its positioning.

      Although DORAL’s 2002 market share declined slightly compared with 2001, it’s trend showed improvement during 2002, due to increased promotional support, new tobacco blends on key styles, modernized packaging and the imaginative “Splendidly Blended” advertising campaign.

      Cost of products sold increased $172 million in 2002 from the prior year. The increase was due to higher promotional products, raw material costs and the inclusion of the cost of Santa Fe’s production operations, partially offset by $70 million of lower MSA costs.

      Selling, general and administrative expenses increased $34 million compared with 2001, due primarily to accelerated amortization of $43 million related to the replacement of merchandising fixtures. This increase was combined with higher product liability defense costs as discussed below, and the inclusion of Santa Fe’s selling, general and administrative expenses. These increases were partially offset by lower expenses related to stock-based benefit plans and advertising.

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. During the first, second, third and fourth quarters of 2002, RJR Tobacco’s product liability defense costs were $43 million, $51 million, $51 million and $47 million, respectively, for a total of $192 million during 2002. During the first, second, third and fourth quarters of 2001, RJR Tobacco’s product liability defense costs were $42 million, $42 million, $39 million and $42 million, respectively, for a total $165 million during 2001. The increase in product liability defense costs was primarily due to an increase in the level of activity in cases in preparation for trial, in trial and on appeal in 2002 compared with 2001.

      Restructuring and asset impairment charges of $224 million, or $135 million after tax, were recorded in the fourth quarter 2002, related to the 2002 restructuring plan, including the sale of certain non-tobacco businesses. The restructuring was implemented in an effort to streamline RJR’s cost structure and improve long-term earnings. Included in this charge is $102 million for employee severance and related benefits associated with workforce reductions of 572 full-time employees, or approximately 7% of RJR’s full-time employees.

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

      Interest and debt expense decreased $3 million in the year ended December 31, 2002 from the prior year due to interest rate swaps acquired in the first and second quarters of 2002, mostly offset by the increased average debt balance resulting from the May 2002 issuance of the $750 million of notes.

      Interest income declined $75 million from 2001 primarily due to lower interest rates in 2002.

      Provision for (benefit from) income taxes was $265 million, or an effective rate of 38.8%, in 2002 compared with $448 million, or an effective rate of 50.2%, in 2001. The effective tax rate in 2002 exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items. The effective tax rate in 2001 exceeded the federal statutory rate of 35% primarily due to the impact of certain nondeductible items, including goodwill amortization, and to a lesser extent, state taxes.

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

      Contractual obligations as of December 31, 2003 were:

	Payments Due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt (1)	$1,639	$56	$549	$329	$705
Operating leases (2)	22	13	6	2	1
Non-qualified pension obligations (3)	29	4	9	11	5
Postretirement benefit obligations (3)	643	58	130	132	323
Joint venture funding (4)	5	5	—	—	—
Service agreement (5)	15	9	6	—	—
Purchase obligations (6)	214	190	24	—	—

Total cash obligations	$2,567	$335	$724	$474	$1,034

(1)	For more information about RJR’s long-term debt, see “— Debt” below and note 12 to consolidated financial statements.
(2)	Operating lease obligations represent estimated lease payments primarily related to computer equipment, and to a lesser extent, aviation services and field sales offices.
(3)	For more information about RJR’s pension plans and postretirement benefits, see note 17 to consolidated financial statements. Postretirement benefit obligations captioned under “Thereafter” include obligations during the next five years only. Non-qualified pension obligations beyond five years are not estimable.
(4)	Joint venture funding is provided for each budget year, denominated in euros. For more information about the joint venture, see note 3 to consolidated financial statements.
(5)	A service agreement related to the joint venture with Gallaher Group Plc provides for annual payments denominated in Great British pounds. For more information about the related joint venture, see note 14 to consolidated financial statements.
(6)	Purchase obligations include commitments to acquire tobacco leaf, media services, aircraft and software maintenance.

      RJR Tobacco estimates that its settlement charges will exceed $1.8 billion in 2004 and each year thereafter. For more information about RJR Tobacco’s settlement payments, see “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements.

      Commitments as of December 31, 2003 were:

	Commitment
	Expiration Period

		Less than
	Total	1 Year

Standby letters of credit backed by revolving credit facility	$20	$20

Total commitments	$20	$20

Cash Flows

      Net cash flows from operating activities of $581 million in 2003 increased $92 million from 2002. This change primarily reflects benefits related to income taxes and lower MSA tobacco settlement expenses partially offset by decreased revenues due primarily to decreased volume, and to a lesser extent, increased promotional expenses. Net cash flows from operating activities decreased $137 million to $489 million in 2002, when compared with 2001. This decrease is primarily due to the decreased operating income as a result of increased promotional expenses in response to competitive promotions in the second half of 2002.

      Net cash flows from investing activities were $480 million in 2003 compared with a use of $820 million in 2002. Net cash flows from investing during 2003 included proceeds from the sale of short-term investments and the liquidation of a trust which effectively defeased subordinated debentures that were acquired with NGH in 2000. Net cash flows used in investing activities during 2002 included the purchase of $508 million of short-term investments, the 2002 acquisition of Santa Fe, net of cash acquired, and increased capital expenditures related to equipment replacements. Net cash flows used in investing activities in 2002 increased $513 million from $307 million in 2001. This change is primarily due to investments in short-term securities, utilizing the proceeds from the May 2002 issuance of notes; the cash payment for the acquisition of Santa Fe, net of cash acquired; and to a lesser extent, an increase in capital expenditures. These investments were partially offset by proceeds from the maturity of short-term securities in the fourth quarter, which were used to make required debt-service payments and to pay dividends to stockholders.

      Net cash flows used in financing activities were $1,122 million in 2003 compared with $105 million used in financing in 2002. This change is primarily due to the use of $741 million to repay notes that matured in 2003, compared with the $745 million cash proceeds provided from the issuance of notes in May 2002. This change is combined with decreased proceeds from the exercise of stock options and partially offset by the $436 million decrease in the repurchase of common stock. Net cash flows used in financing activities were $105 million in 2002 compared with a use of $842 million in 2001. This reduction is primarily due to the funds received from the May 2002 issuance of $750 million of public notes, partially offset by an increase in repurchases of common stock.

      In connection with the spin-off from NGH in 1999, RJR has assumed, subject to specified exceptions, all U.S. pension liabilities and related assets for current and former tobacco employees. In 2001, the additional cash required to fund these liabilities was $58 million. In January 2002, RJR contributed the expected additional cash requirement of $58 million for each of 2002 and 2003. As a result, the Pension Benefit Guaranty Corporation cancelled the related $116 million letter of credit, previously provided by RJR pursuant to an agreement with the PBGC. RJR contributed $110 million to its pension plan in January 2004.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through February 6, 2004. These repurchases were made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. In April 2003, to increase financial flexibility, RJR indefinitely suspended repurchases under its $1.0 billion repurchase program authorized by the board of directors in February 2002.

      RJR continues to repurchase shares forfeited in respect of the tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s consolidated balance sheets.

Repurchases — 2003 and 2004	Shares	Cost

		(In millions)
$1 billion authorization	1,441,460	$60
1999 LTIP tax withholding	348,414	15

Total during 2003	1,789,874	75
1999 LTIP tax withholding in 2004	99,091	6

Total through February 6, 2004	1,888,965	$81

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Ongoing — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	566,579	27

Total as of February 6, 2004		31,324,478	$1,372

Dividends

      On February 4, 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend will be paid on April 1, 2004 to stockholders of record as of March 10, 2004. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $70 million, $111 million and $74 million in 2003, 2002 and 2001, respectively. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. RJR Tobacco plans to spend $55 million to $65 million for capital expenditures during 2004, funded primarily by cash flows from operations. The increase in 2002 was primarily due to increased equipment replacements. There were no material long-term commitments for capital expenditures as of December 31, 2003.

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

      Since prior to 2002, two of RJR’s material subsidiaries, RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. During 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba2, and Standard & Poor’s lowered its rating to BB+. These downgrades required RJR’s other material subsidiaries, including Santa Fe, to also guarantee the facility and to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price tier, the volatility of tobacco litigation, and RJR’s competitive position. On October 28, 2003, Moody’s changed its ratings outlook from negative to stable, reflecting opportunities offered by the proposed combination of RJR and B&W’s U.S. tobacco operations. The outlook for Standard & Poor’s ratings remains negative. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, previously unsecured unsubordinated debt notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances and has no significant debt maturities prior to 2006, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that up to an additional $500 million in dividends and share repurchases may be made. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. At December 31, 2003, RJR had $20 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $511 million of the facility was available for borrowing.

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

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2003.

      In May 2003, RJR repaid $550 million of the guaranteed, previously unsecured notes. The remaining $1.45 billion guaranteed, previously unsecured notes, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      On the mandatory redemption date of September 30, 2003, RJR used an associated irrevocable trust to repay the $98 million 9.5% junior subordinated debentures, due in 2047, acquired December 2000 in connection with the acquisition of NGH. Interest on these debentures was paid quarterly in arrears. These debentures were effectively defeased by an irrevocable trust, which was included in other current assets in the accompanying consolidated balance sheets as of December 31, 2002.

      On their due date of September 15, 2003, RJR repaid $93 million of unsecured public notes with a fixed interest rate of 7.625%. As of December 31, 2003, RJR had $195 million of unsecured public notes outstanding, at fixed interest rates of 8.25% through 9.25%, due in 2004 through 2013.

      The estimated fair value of RJR’s long-term debt was $1.7 billion, $2.5 billion and $1.8 billion, with an effective average interest rate of 4.31%, 5.44% and 7.89%, as of December 31, 2003, 2002 and 2001, respectively. The fair values are based on available market quotes and discounted cash flows, as appropriate.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concluded proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; “— Governmental Activity”; note 13 to consolidated financial statements; and Exhibit 99.1 to this report.

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

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described under “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 13 to consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2004 and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish fire safety standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

      In addition, in 2004, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	reduction or elimination of the tax deductibility of advertising expenses;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet; and

•	changes to the tobacco price support program.

      Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $2.05 per pack in New Jersey. During 2003, 15 states increased their excise taxes. When fully implemented, these increases will raise the weighted average state cigarette excise tax per pack from $0.62 at the beginning of 2003 to $0.66. RJR Tobacco expects state excise taxes to increase even further in 2004 due to many states having budget shortfalls. Several states have pending legislation proposing further state excise tax increases.

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

      During the past four decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act. Among other things, the Smoking Education Act:

•	establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking;

•	requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis;

•	increases type size and area of the warning required in cigarette advertisements; and

•	requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients added to tobacco in the manufacture of cigarettes to the Secretary of Health and Human Services.

      The warnings currently required on cigarette packages and advertisements are:

•	“SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy;”

•	“SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health;”

•	“SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight;” and

•	“SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”

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

      Legislation imposing various restrictions on public smoking also has been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. In addition, educational and research programs addressing health care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking in scheduled passenger aircraft, and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. Certain common carriers have imposed additional restrictions on passenger smoking.

      In December 2003, the California Environmental Protection Agency Air Resources Board issued a “Proposed Identification of Environmental Tobacco Smoke as a Toxic Air Contaminant” for public review. If environmental tobacco smoke is identified as a “toxic air contaminant,” the Air Resources Board is required to prepare a report assessing the need and appropriate degree of control of environmental tobacco smoke. RJR Tobacco cannot predict the form any future California regulation may take.

      Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-reporting requirement. (The U.S. Court of Appeals for the Second Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of RJR Tobacco.

      On May 21, 1999, RJR Tobacco, Lorillard Tobacco Company, Brown & Williamson Tobacco Corporation and Philip Morris, Inc. filed lawsuits in the United States District Court for the District of Massachusetts to enjoin implementation of certain Massachusetts attorney general regulations concerning the advertisement and display of tobacco products. The regulations went beyond those required by the MSA, and banned outdoor advertising of tobacco products within 1,000 feet of any school or playground, as well as any indoor tobacco advertising placed lower than five feet in stores within the 1,000-foot zone. The district court ruled against the industry on January 25, 2000, and the U.S. Court of Appeals for the First Circuit affirmed. The United States Supreme Court granted the industry’s petition for writ of certiorari on January 8, 2001, and ruled in favor of RJR Tobacco and the rest of the industry on June 28, 2001. The Supreme Court found that the regulations were preempted by the Federal Cigarette Labeling and Advertising Act, which precludes states from imposing any requirement or prohibition based on smoking and health with respect to the advertising or promotion of cigarettes labeled in conformity with federal law.

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that will require all cigarettes offered for sale in New York State after June 28, 2004 to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. Certain design and manufacturing changes will be necessary for cigarettes manufactured for sale in New York to comply with the standard. There may be an adverse impact on the sale of cigarettes in New York due to reduced consumer acceptance of the changes in cigarettes made necessary to meet the standard. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standard may continue to be sold, provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities in the same period in the previous year. Similar legislation is being considered in other states. Varying standards from state to state could have an adverse effect on the business or results of operations of RJR Tobacco.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale. Consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes RJR Tobacco manufactures for domestic sale. The U.S. federal government and all states, except Massachusetts, have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

      Forty-four states have passed, and various states are considering, legislation to ensure nonparticipating manufacturers, referred to as NPMs, under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Early efforts to enact legislation, from

2001 to early 2002, resulted in a range of NPM laws, some containing only minimal requirements. However, once the National Association of Attorneys General, referred to as NAAG, became involved in the legislative initiative, model “complementary” NPM language was developed and introduced in the states where either no NPM laws existed or where existing laws needed to be amended to bring them in line with the model language.

      Additionally, 20 states have approved legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts.

      Finally, two states have enacted “equity assessments” on NPMs’ products, a legislative initiative that has not been endorsed by NAAG.

      Collectively, these forms of NPM legislation attempt to address some of the competitive inequities in the domestic cigarette market that benefit cigarette manufacturers that are not parties to the MSA.

      Twenty-six states have passed and several additional states are considering statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $100 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such adverse judgments and pursue the appellate process.

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. Post-MSA cigarette volume declines have dictated significant reductions in tobacco marketing quotas, which in turn have led many farmers to support legislation eliminating the current tobacco quota program with compensation for the lost value of their quotas. Such “quota buyout” legislation, funded by a tax on manufacturers and importers, has been introduced and could be considered during this session of Congress. Because of the importance of tobacco leaf as a raw material for RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material effect on RJR Tobacco’s results of operations and cash flows.

      On May 21, 2003, the World Health Organization adopted a broad tobacco-control treaty. The treaty recommends and requires enactment of legislation establishing specific actions to prevent youth smoking, restrict and gradually eliminate tobacco products marketing, provide greater regulation and disclosure of ingredients, increase the size and scope of package warning labels to cover at least 30% of each package and include graphic pictures on packages. Although the United States delegate to the World Health Organization Assembly voted for the treaty, it is not known whether the treaty will be signed by the President and sent to the United States Senate for ratification. Ratification of the treaty by the United States Senate could lead to broader regulation of the industry.

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “Business — Litigation Affecting the Cigarette Industry,” “Business — ERISA Litigation” and “Business — Environmental Matters” in Item 1; note 13 to consolidated financial statements; and Exhibit 99.1 to this report.

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

      For further discussion of environmental matters, see “Business — Environmental Matters” in Item 1 and note 13 to consolidated financial statements.

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

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet;

•	any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale with respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans; and

•	any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands.

Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of liabilities, costs and expenses, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and RJR Tobacco.

      RJR Tobacco has entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of RJR Tobacco’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco believes that the indemnified claims are substantially similar in nature and extent to the claims that RJR Tobacco is already exposed to by virtue of its having manufactured those products. For further information related to these guarantees, including probability and estimates of loss, see “Business — Litigation Affecting the Cigarette Industry — Accounting for Tobacco — Related Litigation Contingencies” in Item 1.

      As long as RJR’s unsecured, unsubordinated debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Cautionary Information Regarding Forward-Looking Statements

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks include:

•	The substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash;

•	any potential costs or savings associated with realigning the cost structure of RJR and its subsidiaries;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs; and

•	the rating of RJR’s securities.

      In addition, RJR can give no assurance that the proposed formation of Reynolds American, the combination of RJR Tobacco and the U.S. assets, liabilities and operations of B&W, and the related combination transactions, will be consummated, or if consummated, that any expectations relating thereto will be realized. Factors that could affect whether these transactions are consummated include obtaining approvals from U.S. and European regulatory authorities and RJR stockholders, the receipt of satisfactory IRS rulings and the satisfaction or waiver of certain other conditions.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR and its subsidiaries have exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment, as well as obligations for, and service agreements related to, foreign operations denominated in euros and Great British pounds. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes. See note 14 to consolidated financial statements for further information regarding financial instruments entered into by RJR or its operating subsidiaries.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors

R.J. Reynolds Tobacco Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, R.J. Reynolds Tobacco Holdings, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Greensboro, North Carolina

January 30, 2004

Report of Management’s Responsibility for Financial Statements

      The financial statements presented in this report are the responsibility of management, and have been prepared in accordance with generally accepted accounting principles in the United States using, where appropriate, management’s best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that RJR’s assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

      The audit committee of RJR’s board of directors is composed solely of outside, independent directors. It meets periodically with management, the internal auditors and the independent auditors, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

/s/ Andrew J. Schindler

Chairman of the Board, President and
Chief Executive Officer

/s/ Dianne M. Neal

Executive Vice President and
Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2003	2002	2001

Net sales (1)	$5,267	$6,211	$6,269
Costs and expenses:
Cost of products sold (1) (2)	3,218	3,732	3,560
Selling, general and administrative expenses	1,327	1,463	1,429
Fixture impairment	106	—	—
Restructuring and asset impairment charges	368	224	—
Goodwill and trademark impairment charges	4,089	13	—
Amortization of trademarks and goodwill	—	—	362

Operating income (loss)	(3,841)	779	918
Interest and debt expense	111	147	150
Interest income	(29)	(62)	(137)
Other (income) expense, net	(5)	11	13

Income (loss) from continuing operations before income taxes	(3,918)	683	892
Provision for (benefit from) income taxes	(229)	265	448

Income (loss) from continuing operations	(3,689)	418	444
Discontinued operations:
Gain (loss) on sale of discontinued businesses, net of income taxes (2003 — $97; 2002 — $22; 2001 — $(5))	122	40	(9)

Income (loss) before extraordinary item and cumulative effect of accounting change	(3,567)	458	435
Extraordinary item — gain on acquisition	121	—	—
Cumulative effect of accounting change, net of $328 income taxes	—	(502)	—

Net income (loss)	$(3,446)	$(44)	$435

Basic income (loss) per share:
Income (loss) from continuing operations	$(44.08)	$4.71	$4.57
Gain (loss) on sale of discontinued businesses	1.46	0.45	(0.09)
Extraordinary item	1.45	—	—
Cumulative effect of accounting change	—	(5.66)	—

Net income (loss)	$(41.17)	$(0.50)	$4.48

Diluted income (loss) per share:
Income (loss) from continuing operations	$(44.08)	$4.64	$4.48
Gain (loss) on sale of discontinued businesses	1.46	0.44	(0.09)
Extraordinary item	1.45	—	—
Cumulative effect of accounting change	—	(5.57)	—

Net income (loss)	$(41.17)	$(0.49)	$4.39

Dividends declared per share	$3.80	$3.73	$3.30

(1)	Excludes excise taxes of $1,572 million, $1,751 million and $1,529 million for the years 2003, 2002 and 2001 respectively.
(2)	Includes settlement expense of $1,934 million, $2,514 million and $2,584 million for the years 2003, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

	For the Years Ended December 31,

	2003	2002	2001

Cash flows from (used in) operating activities:
Net income (loss)	$(3,446)	$(44)	$435
Less (gain) loss from discontinued operations	(122)	(40)	9
Adjustments to reconcile to net cash flows from (used in) continuing operating activities:
Cumulative effect of accounting change, net of income taxes	—	502	—
Fixture impairment	106
Restructuring and asset impairment charges	277	224	—
Goodwill and trademark impairment charges	4,089	13	—
Depreciation and amortization	151	184	491
Deferred income tax expense (benefit)	(470)	18	(43)
Extraordinary gain on acquisition	(121)	—	—
Other changes, net of acquisition effects, that provided (used) cash:
Accounts and notes receivable	29	5	(6)
Inventories	79	(56)	(141)
Accounts payable and accrued liabilities including income taxes and other working capital	(49)	(88)	(109)
Litigation bonds	(10)	(55)	—
Tobacco settlement and related expenses	83	17	123
Pension and postretirement	(18)	(194)	(102)
Other, net	3	3	(31)

Net cash flows from operating activities	581	489	626

Cash flows from (used in) investing activities:
Purchases of short-term investments	(4)	(508)	(207)
Proceeds from short-term investments	492	120	—
Capital expenditures	(70)	(111)	(74)
Increases in equity investments	(36)	—	—
Acquisitions, net of cash acquired	(9)	(339)	—
Net proceeds from (used in) the sale of businesses	6	—	(14)
Proceeds from liquidation of trusts	99	—	—
Other, net	2	18	(12)

Net cash flows from (used in) investing activities	480	(820)	(307)

Cash flows from (used in) financing activities:
Repurchase of common stock	(75)	(511)	(494)
Dividends paid on common stock	(323)	(335)	(320)
Repayments of long-term debt	(741)	(43)	(73)
Proceeds from exercise of stock options	17	39	45
Proceeds from issuance of long-term debt	—	745	—

Net cash flows used in financing activities	(1,122)	(105)	(842)

Net change in cash and cash equivalents	(61)	(436)	(523)
Cash and cash equivalents at beginning of year	1,584	2,020	2,543

Cash and cash equivalents at end of year	$1,523	$1,584	$2,020

Income taxes paid, net of refunds	$231	$203	$457
Interest paid	$99	$135	$141
Tobacco settlement and related expense payments	$1,819	$2,464	$2,393

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,523	$1,584
Short-term investments	107	595
Accounts and notes receivable, net of allowance (2003 — $3; 2002 — $3)	67	96
Inventories	684	762
Deferred income taxes	713	588
Other current assets	153	289
Assets held for sale	84	78

Total current assets	3,331	3,992
Property, plant and equipment, at cost:
Land and land improvements	92	89
Buildings and leasehold improvements	636	636
Machinery and equipment	1,416	1,359
Construction-in-process	39	77

Total property, plant and equipment	2,183	2,161
Less accumulated depreciation	1,289	1,221

Property, plant and equipment, net	894	940
Trademarks, net of accumulated amortization (2003 — $481; 2002 — $481)	1,759	2,085
Goodwill, net of accumulated amortization (2003 — $0; 2002 — $3,359)	3,292	7,090
Other assets and deferred charges	401	544

	$9,677	$14,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36	$60
Tobacco settlement and related accruals	1,629	1,543
Accrued liabilities and other	1,134	1,075
Current maturities of long-term debt	56	741
Liabilities related to assets held for sale	10	8

Total current liabilities	2,865	3,427
Long-term debt (less current maturities)	1,671	1,755
Deferred income taxes	806	1,236
Long-term retirement benefits	1,034	1,176
Other noncurrent liabilities	244	341
Commitments and contingencies:
Stockholders’ equity:
Common stock (shares issued: 2003 — 116,430,211; 2002 — 115,413,501)	1	1
Paid-in capital	7,377	7,401
Retained earnings (accumulated deficit)	(2,469)	1,217
Accumulated other comprehensive loss — (cumulative minimum pension liability: 2003 — $(462); 2002 — $(599))	(462)	(598)
Unamortized restricted stock	(23)	(19)

	4,424	8,002
Less treasury stock (shares: 2003 — 31,326,603; 2002 — 29,365,197), at cost	(1,367)	(1,286)

Total stockholders’ equity	3,057	6,716

	$9,677	$14,651

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions)

			Retained	Accumulated
			Earnings	Other	Unamortized		Total
	Common	Paid-In	(Accumulated	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Equity	Income (Loss)

Balance at December 31, 2000	$1	$7,291	$1,481	$(8)	$(41)	$(288)	$8,436
Net income	—	—	435	—	—	—	435	$435
Minimum pension liability, net of $61 tax expense	—	—	—	(113)	—	—	(113)	(113)

Total comprehensive income	—	—	—	—	—	—	—	$322

Dividends	—	—	(324)	—	—	—	(324)
Stock options exercised	—	42	—	—	—	—	42
Tax benefit on stock options exercised	—	20	—	—	—	—	20
Restricted stock awarded	—	18	—	—	(26)	8	—
Restricted stock amortization	—	—	—	—	23	—	23
Restricted stock forfeited	—	—	1	—	2	(2)	1
Common stock repurchased	—	—	—	—	—	(494)	(494)

Balance at December 31, 2001	1	7,371	1,593	(121)	(42)	(776)	8,026
Net income	—	—	(44)	—	—	—	(44)	$(44)
Minimum pension liability, net of $258 tax expense	—	—	—	(478)	—	—	(478)	(478)
Other	—	—	—	1	—	—	1	1

Total comprehensive income	—	—	—		—	—	—	$(521)

Dividends	—	—	(332)	—	—	—	(332)
Stock options exercised	—	40	—	—	—	—	40
Tax benefit on stock options exercised	—	14	—	—	—	—	14
Restricted stock awarded	—	(28)	—	—	14	14	—
Restricted stock forfeited	—	4	—	—	9	(13)	—
Common stock repurchased	—	—	—	—	—	(511)	(511)

Balance at December 31, 2002	1	7,401	1,217	(598)	(19)	(1,286)	6,716
Net income	—	—	(3,446)	—	—	—	(3,446)	$(3,446)
Minimum pension liability, net of $76 tax expense	—	—	—	137	—	—	137	137
Other	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive income	—	—	—	—	—	—	—	$(3,310)

Dividends	—	(81)	(240)	—	—	—	(321)
Stock options exercised	—	17	—	—	—	—	17
Tax benefit on equity awards	—	14	—	—	—	—	14
Restricted stock awarded	—	23	—	—	(23)	—	—
Restricted stock amortization	—	—	—	—	16	—	16
Restricted stock forfeited	—	3	—	—	3	(6)	—
Common stock repurchased	—	—	—	—	—	(75)	(75)

Balance at December 31, 2003	$1	$7,377	$(2,469)	$(462)	$(23)	$(1,367)	$3,057

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

      The equity method is used to account for investments in businesses that RJR does not control, but has the ability to significantly influence operating and financial policies. The cost method is used to account for investments in which RJR does not have the ability to significantly influence operating and financial policies. RJR has no investments in entities greater than 20% for which it accounts by the cost method, and has no investments in entities greater than 50% for which it accounts by the equity method. All material intercompany balances have been eliminated.

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

      Investment securities classified as available-for-sale are reported at fair value based on current market quotes with unrealized gains and losses, net of any tax effect, recorded as a separate component of comprehensive income in stockholders’ equity until realized. Interest income and amortization of premiums and discounts are included in interest income. Gains and losses on investment securities sold are determined based on the specific identification method and are included in other (income) expense, net. Unrealized losses that are other than temporary are recognized in net income. No securities are held for speculative or trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

      Accounts receivable are reported net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:

Balance at December 31, 2000	$11
Bad debt expense	2

Balance at December 31, 2001	13
Reduction in allowance	(10)

Balance at December 31, 2002	3
Bad debt expense	2
Write-off of bad debt	(2)

Balance at December 31, 2003	$3

Inventories

      Inventories are stated at the lower of cost or market. The cost of tobacco inventories is determined principally under the last-in, first-out, or LIFO, method. The cost of work in process and finished goods includes materials, direct labor, and variable costs and overhead and full absorption of fixed manufacturing overhead. Stocks of tobacco, which have an operating cycle that exceeds 12 months due to curing requirements, are classified as current assets, consistent with recognized industry practice.

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

Long-lived Assets

      Long-lived assets, such as property, plant and equipment, and purchased intangibles with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The carrying value of long-lived assets would be impaired if the best estimate of future undiscounted cash flows expected to be generated by the asset is less than the carrying value. If an asset is impaired, the loss is measured as the difference between estimated fair value and carrying value.

      On January 1, 2002, RJR adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and certain portions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and requires that long-lived assets to be disposed of be reported separately in the asset and liabilities sections of the consolidated balance sheet. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of. The scope of SFAS No. 144 excludes goodwill and other intangibles that are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 144 did not have a material impact on RJR’s consolidated results of operations, financial position or cash flows. Prior to the adoption of SFAS No. 144, long-lived assets were accounted for in accordance with SFAS No. 121.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Returned Goods

      During the second quarter of 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. During the second quarter of 2003, all retail returns other than unintentionally damaged products were suspended. Returns other than unintentionally damaged products shipped from wholesalers under the previous return policy were last accepted during the third quarter of 2003.

      At June 30, 2003, the reserve for returned goods consisted of (1) an estimate of returns for unintentionally damaged product and (2) an estimate of goods to be returned from wholesalers under the previous policy. These estimates resulted in a $54 million reduction of the reserve for returned goods balance as of June 30, 2003, having the effect of increasing net sales $54 million. The change in the estimate of the reserve for returned goods was made in the second quarter, as that is the period that RJR Tobacco’s policy change was effected and announced to its customers. Reflecting the results of the revised returned good policy, the returned goods reserve was reduced $42 million during the second half of 2003, for a total of $96 million during 2003. The change in the returned goods policy benefited net income $0.69 per basic and diluted share during the year ended December 31, 2003.

Merchandising Fixtures

      Beginning in the fourth quarter of 2002, in response to changes in industry retail display, RJR Tobacco began replacing significant portions of its merchandising fixtures on an accelerated basis that resulted in accelerated amortization. During the second quarter of 2003, it became evident that the scope, extent and timing of competitors’ similar replacement actions were reduced significantly from RJR Tobacco’s original expectations. As a result, RJR Tobacco significantly reduced further replacement of its merchandising fixtures. Accordingly, the service lives of those fixtures targeted for near-term replacement, which were shortened in the fourth quarter of 2002, were extended to their original service life. Additionally, the percentage salvageable became higher than previously estimated. As a result, there was no additional book value to amortize on an accelerated basis. Accordingly, RJR Tobacco ceased accelerated amortization. Amortization of merchandising fixtures during 2003 was $66 million, of which $21 million was accelerated amortization, compared with amortization expense of $96 million, of which $43 million was accelerated amortization, for 2002. The change in estimate and resulting accelerated amortization adversely impacted net income $0.15 per basic and diluted share during 2003 and $0.29 per basic and diluted share during 2002.

      In response to marketplace activity, during the fourth quarter of 2003, RJR Tobacco reevaluated its strategy related to merchandising fixtures and transferred its ownership of these fixtures to the cigarette retailers, resulting in an impairment charge of $106 million.

Goodwill and Trademarks

      Intangibles include primarily goodwill and trademarks that have indefinite lives. Trademarks are capitalized when acquired. During 2001, these intangibles were amortized using the straight-line method, principally over 40 years, and tested for impairment, by comparison of their carrying value with estimated future undiscounted cash flows expected to be generated by the asset, when events and circumstances indicated that the asset might be impaired.

      On January 1, 2002, RJR adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142. As a result, RJR Tobacco’s trademarks and goodwill are no longer amortized but rather are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents net income and income per share as if the provisions of SFAS No. 142 had been applied as of January 1, 2001:

Year Ended
December 31,
2001

Reported income before extraordinary item	$435
Add back: goodwill amortization	260
trademark amortization, net of tax	62

Adjusted income before extraordinary item	$757

Adjusted net income	$757

Basic income per share:
Reported income before extraordinary item	$4.48
Add back: goodwill amortization	2.68
trademark amortization, net of tax	0.64

Adjusted income before extraordinary item	$7.80

Adjusted net income	$7.80

Diluted income per share:
Reported income before extraordinary item	$4.39
Add back: goodwill amortization	2.63
trademark amortization, net of tax	0.63

Adjusted income before extraordinary item	$7.65

Adjusted net income	$7.65

      For the initial application of SFAS No. 142, an independent appraisal firm was engaged to value RJR’s goodwill and trademarks as of January 1, 2002. RJR’s goodwill as of January 1, 2002 was attributable to one reporting unit, RJR Tobacco, which comprises substantially all of RJR’s consolidated results of operations and financial condition. No goodwill impairment was indicated, since the fair value of RJR was determined to be greater than its carrying value using several valuation techniques, including discounted cash flow analysis. However, the fair values of WINSTON, SALEM, VANTAGE, NOW and MORE, using an income approach, were less than their carrying values, which resulted in an $830 million, or $502 million after tax, impairment charge, reported as a cumulative effect of a change in accounting during the quarter ended March 31, 2002.

      The following impairment charges were based on the results of appraisals performed by an independent appraisal firm. In connection with the annual impairment testing in the fourth quarter of 2002, impairment occurred on two of RJR Tobacco’s non-key brands, VANTAGE and CENTURY. The related impairment testing indicated that the carrying amounts of these brands would not be recoverable through future undiscounted cash flows. Accordingly, RJR Tobacco recorded impairment charges of $13 million, $8 million after tax, based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. The discount rate was determined by adjusting the RJR Tobacco enterprise discount rate by an appropriate risk premium to reflect an asset group risk. These impairment charges are reflected as decreases in the carrying value of the trademarks in the consolidated balance sheets and as trademark impairment charges in the 2002 consolidated income statement and had no impact on cash flows.

      In response to competitive changes in the tobacco industry, RJR Tobacco initiated comprehensive changes in its strategies and cost structure that resulted in a restructuring primarily during the third quarter of 2003. The extent of the adverse impact of these competitive changes was not anticipated during the annual testing of trademarks and goodwill, performed in the fourth quarter of 2002. Accordingly, as provided by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142, RJR Tobacco tested its trademarks and goodwill for impairment based on its revised forecast of expected sales and cash flows. The trademark impairment testing indicated that impairment occurred on certain of RJR Tobacco’s brands, primarily WINSTON and DORAL, reflecting RJR Tobacco’s decision in the third quarter of 2003 to limit investment in these brands in an effort to optimize profitability. Accordingly, RJR Tobacco recorded an impairment charge of $326 million, $197 million after tax, in the third quarter of 2003. This charge was based on the excess of the brands’ carrying values over their fair values, determined using the present value of estimated future cash flows assuming a discount rate of 10.5%. This impairment charge was included in goodwill and trademark impairment charges in the 2003 consolidated statement of income, as a decrease in the carrying value of trademarks in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

      For the purpose of testing goodwill, the fair value of RJR Tobacco was based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate of 10.0%. The determination of this discount rate is based on a weighted average cost of capital using a risk-free rate adjusted by a stock-beta adjusted risk premium. The valuation indicated that the carrying value of RJR Tobacco exceeded its implied fair value. Preliminary estimated fair values were assigned to RJR Tobacco’s assets and liabilities to estimate the implied fair value of RJR Tobacco’s goodwill. As a result, the carrying amount of the goodwill of RJR Tobacco exceeded its implied fair value by $3.3 billion, and an impairment charge equal to that estimated excess was recognized in the third quarter of 2003. During the fourth quarter of 2003, RJR Tobacco completed its impairment measurement and recorded an additional $0.5 billion charge, primarily due to finalized appraisal values of property, plant and equipment. These impairment charges were included in goodwill and trademark impairment charges in the 2003 consolidated income statement and as a decrease in the carrying value of goodwill in the consolidated balance sheet as of December 31, 2003, and had no impact on cash flows.

      The $9 million goodwill acquired by Santa Fe is attributable to its acquisition of the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH, in April 2003.

      The changes in the carrying amount of trademarks during the years ended December 31, 2002 and 2003, respectively, were:

	RJR Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002	$2,773	$—	$2,773
Trademarks acquired	—	155	155
Impairment due to accounting change	(830)	—	(830)
Impairment included in operating income	(13)	—	(13)

Balance as of December 31, 2002	1,930	155	2,085
Impairment included in operating income	(326)	—	(326)

Balance as of December 31, 2003	$1,604	$155	$1,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill during the years ended December 31, 2002 and 2003, respectively, were:

	RJR Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2002	$6,875	$—	$6,875
Goodwill acquired	—	215	215

Balance as of December 31, 2002	6,875	215	7,090
Goodwill acquired	—	9	9
Impairment included in operating income	(3,763)	—	(3,763)
Adjustment due to resolution of pre-LBO tax exposure accrual	(44)	—	(44)

Balance as of December 31, 2003	$3,068	$224	$3,292

Accounting for Derivative Instruments and Hedging Activities

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires RJR to measure every derivative instrument, including certain derivative instruments embedded in other contracts, at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

      RJR formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, RJR will discontinue hedge accounting prospectively.

Software Costs

      In accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use that has a useful life of greater than one year are capitalized. These costs are amortized over five years or less. During 2003 and 2002, costs of $12 million and $20 million, respectively, were capitalized, and at December 31, 2003 and December 31, 2002, the unamortized balance was $33 million and $36 million, respectively. Related amortization expense was $15 million, $11 million and $8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

      Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. For RJR’s operating subsidiaries, these criteria are met upon shipment, when title and risk of loss pass to the customer. Shipping and handling costs are classified as cost of products sold. Certain sales incentives, including coupons, buydowns and slotting allowances, are classified as reductions of net sales in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

      Effective January 1, 2002, EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” requires that consideration paid to a distributor or retailer to promote the vendor’s products, such as slotting fees or buydowns, generally be characterized as a reduction of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue when recognized in the vendor’s income statement. EITF No. 01-9 became effective in November 2001, codifying and reconciling certain issues in EITF No. 00-25. As of January 1, 2002, the operating subsidiaries have characterized the applicable costs as reductions of net sales rather than as selling, general and administrative expenses. For the year ended December 31, 2001, $2.3 billion was reclassified from selling, general and administrative expenses to a reduction of net sales. The adoption of EITF No. 00-25, as codified by EITF No. 01-9, did not impact RJR’s consolidated financial position, operating income or net income.

Advertising and Research and Development

      Advertising costs, which are expensed as incurred, were $135 million, $55 million and $73 million in the years ended December 31, 2003, 2002 and 2001, respectively. The increased advertising expense during 2003 reflects RJR Tobacco’s refocused marketing strategy on CAMEL and SALEM. Research and development costs, which are expensed as incurred, were $54 million, $63 million and $64 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes for RJR and RJR Tobacco are calculated on a separate return basis.

Stock-Based Compensation

      Effective January 1, 2003, RJR adopted the prospective method of transition of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies, or its equivalent, of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share for all periods presented in the financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002.

      All of RJR’s compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended. Stock compensation is described more fully in note 16 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and income per share if RJR had applied the fair value recognition provisions of SFAS No. 123 for all awards for the years ended December 31:

	2003	2002	2001

Net income (loss), as reported	$(3,446)	$(44)	$435
Add: Stock-based employee compensation expense included in reported net income, net of tax	10	—	11
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9	8	10

Pro forma net income (loss)	$(3,445)	$(52)	$436

Income (loss) per share:
Basic — as reported	$(41.17)	$(0.50)	$4.48
Basic — pro forma	(41.16)	(0.59)	4.49
Diluted — as reported	(41.17)	(0.49)	4.39
Diluted — pro forma	(41.16)	(0.58)	4.40

Pension and Postretirement

      Gains or losses are annual changes in the amount of either the benefit obligation or the market-related value of plan assets resulting from experience different from that assumed or from changes in assumptions. The minimum amortization of unrecognized gains or losses, as described in SFAS No. 87, “Employers’ Accounting for Pensions,” is included in pension expense. Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized on a straight-line basis over the average remaining service period for active employees. The market-related value of plan assets recognizes changes in fair value in a systematic and rational manner over five years. For further information and detailed disclosure in accordance with SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” see note 17 to consolidated financial statements.

Tobacco-Related Litigation Contingencies

      In accordance with SFAS No. 5, “Accounting for Contingencies,” RJR and RJR Tobacco will record any loss related to tobacco litigation at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range would be recorded. See note 13, “Commitments and Contingencies,” to consolidated financial statements, concerning tobacco-related litigation for which an unfavorable outcome is other than remote.

Recently Adopted Accounting Pronouncements

      The adoption of the following accounting pronouncements has not had, or is not expected to have, a material effect on RJR’s financial position, results of operations or cash flows.

•	On January 1, 2003, the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” became effective and nullified EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when those costs are incurred, and that the total amount expected to be incurred in connection with the activity be disclosed. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.

•	In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation, as amended by FIN No. 46(R), clarifies the application of Accounting Research

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

•	In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, for implementation issues related to the definition of a derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar fashion.

•	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that financial instruments within the scope of SFAS No. 150 be classified as a liability or an asset.

•	In December 2003, the FASB issued SFAS No. 132(R), which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In addition, interim disclosures related to the individual elements of plan costs and employer’s current year contributions are required. See note 17 to consolidated financial statements for further information regarding RJR’s pension and postretirement plans.

Note 2 — Pending Business Combination Transactions

      On October 27, 2003, RJR announced the signing of a definitive agreement with Brown & Williamson Tobacco Corporation, referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, to combine RJR Tobacco and the U.S. assets, liabilities and operations of B&W, subject to specified exceptions.

      The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., referred to as Reynolds American, with approximately 150 million shares outstanding. Reynolds American will issue common shares to B&W in exchange for the U.S. assets, liabilities and operations of B&W, subject to specified exceptions, and will issue common shares to existing RJR stockholders in exchange for their existing RJR shares on a one-for-one basis. Upon completion of the combination, B&W will own approximately 42% of Reynolds American, and existing RJR stockholders will own approximately 58%. No indebtedness for borrowed money of B&W will be assumed by Reynolds American. The transaction is expected to be tax-free to RJR stockholders, and will be treated as a purchase for financial accounting purposes.

      The agreement provides for B&W to transfer with its U.S. operations cash in an amount equal to accrued expenses under the Master Settlement Agreement, referred to as the MSA. The cash balance is contingent on the timing of closing the transaction, but averages approximately $750 million during the year. The RJR Tobacco and B&W U.S. tobacco operations will be combined in an indirect subsidiary of Reynolds American, and that subsidiary will indemnify B&W for its historical and current litigation liabilities.

      Under a separate agreement, RJR will pay a subsidiary of BAT $400 million in cash to acquire the stock of Lane Limited, a subsidiary that manufactures or distributes cigar, roll-your-own and pipe tobacco brands and other tobacco products, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rights to use the BAT trademarks outside the United States. Santa Fe and Lane will operate as independent subsidiaries of Reynolds American.

      The combination transactions are expected to be completed during mid-2004, pending the necessary approvals from U.S. and European regulatory authorities and RJR stockholders, as well as satisfactory IRS rulings and other conditions. The headquarters and operations of Reynolds American are expected to be consolidated in Winston-Salem, North Carolina.

Note 3 — Acquisitions and Joint Venture

      On July 16, 2002, RJR acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, has initially marketed its products in France, Spain, the Canary Islands and Italy, and in 2003, expanded into Andorra and Belgium. RJR’s financial contribution during the first five years is expected to be $75 million to $100 million. RJR Tobacco has licensed REYNOLDS, a new American-blend brand in a unique Slide Box pack, to the joint venture. This investment is accounted for using the equity method.

      On January 16, 2002, RJR acquired all of the voting stock of privately held Santa Fe. The acquisition was accounted for as a purchase, with its cost of $354 million allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The results of operations of Santa Fe have been included in the accompanying consolidated statements of income since January 16, 2002. Although Santa Fe is an operating segment of RJR, its financial condition and results of operations do not meet the materiality criteria to be separately reportable.

      In April 2003, Santa Fe, through a wholly owned subsidiary, acquired with cash, the externally owned portion of a joint venture, Santa Fe Natural Tobacco Company: Europe GmbH. The cost of the acquisition, net of cash acquired, was $9 million.

Note 4 — Restructuring and Impairment Charges

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges, recorded and utilized through December 31, 2003, were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Incurred during second quarter	$—	$18	$37	$55
Utilized in second quarter	—	(18)	(22)	(40)

Balance, June 30, 2003	—	—	15	15
Incurred during third quarter	292	10	9	311
Utilized in third quarter	(80)	(10)	(24)	(114)

Balance, September 30, 2003	212	—	—	212

Incurred during fourth quarter	—	—	7	7
Utilized in fourth quarter	(12)	—	(6)	(18)

Balance, December 31, 2003	$200	$—	$1	$201

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco recorded a non-cash $18 million impairment charge to fully write off certain production equipment that it abandoned. RJR Tobacco also incurred contract termination expenses of $29 million related to the discontinuation of certain event-marketing programs, and RJR incurred other restructuring associated costs of $8 million during the second quarter of 2003.

      In September 2003, RJR announced a refocused brand portfolio strategy for RJR Tobacco and a significant cost reduction initiative. Marketing investments now focus on two growth brands, CAMEL and SALEM, with more limited investments in WINSTON and DORAL, to optimize profitability. Certain of these initiatives resulted in consolidated restructuring and impairment charges of $311 million, or $189 million after tax, in the third quarter of 2003. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $10 million related to asset impairments and $1 million related to associated exit costs. The remaining $13 million was incurred by RJR.

      Of the third quarter charges, the employee severance and benefits relate to a workforce reduction of 40%, or approximately 2,600 full-time employees, in operations and corporate functions. Approximately 1,400 reductions were completed as of December 31, 2003. The workforce reduction is expected to be materially completed during 2004. The asset impairment resulted from the abandonment of certain merchandising fixtures. The third quarter exit costs included professional fees for valuation and consulting services.

      In conjunction with the 2003 restructuring plan, during the fourth quarter, RJR incurred $3 million of consulting fees and RJR Tobacco incurred $4 million of charges related primarily to aircraft lease termination and outplacement service fees related to restructuring.

      Additional charges of approximately $20 million are expected to be incurred during 2004 in connection with the 2003 restructuring plans. The cash portion of the 2003 restructuring and impairment charges is expected to be $265 million, of which $212 million relates to employee severance costs and $53 million relates to exit costs. As of December 31, 2003, $64 million of this amount had been paid. Of the $108 million non-cash portion of the charges, $80 million related to benefit charges, and $28 million related to asset impairments. In the consolidated balance sheet as of December 31, 2003, $132 million is included in accrued liabilities and other and $69 million is included in other noncurrent liabilities.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges, recorded and utilized through December 31, 2003, were:

	Employee
	Severance		Contract
	and	Asset	Termination/
	Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	$29	$—	$2	$31

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      The employee severance and benefits relate to 572 full-time employee workforce reductions in operations support and corporate functions, of which 25 positions remained at December 31, 2003. These remaining positions are expected to be eliminated in the first quarter of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets, in accordance with SFAS No. 144. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2002, the carrying amounts of the major classes of assets and liabilities in the disposal group included $15 million of accounts receivable, $52 million of inventories, $11 million of property, plant and equipment and other, and $8 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business, currently in negotiation, during the first half of 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During 2003, $5 million of the charge, concerning expected severance and related benefits and exit costs of field sales offices, was reversed, and was included as a reduction in restructuring and asset impairment charges in the consolidated statement of income for 2003.

      The cash portion of the 2002 restructuring and impairment charges is expected to be $58 million and primarily relates to employee severance costs. As of December 31, 2003, $27 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the consolidated balance sheet as of December 31, 2003, $25 million is included in accrued liabilities and other and $6 million is included in other noncurrent liabilities.

Note 5 — Discontinued Operations

      Discontinued operations reflect transactions related to the 1999 sale of the international tobacco business to Japan Tobacco Inc. During 2003, these transactions included a $106 million favorable resolution of tax matters and a $16 million after-tax reversal of an indemnification accrual. Transactions during 2002 and 2001 included a $40 million after-tax reversal of an indemnification accrual and a $9 million after-tax, purchase-price adjustment, respectively. Including these adjustments, the net after-tax gain on the sale of the international tobacco business was $2.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Income Per Share

      The components of the calculation of income per share were:

	For the Years Ended
	December 31,

	2003	2002	2001

Income (loss) from continuing operations	$(3,689)	$418	$444
Gain (loss) from discontinued operations	122	40	(9)
Extraordinary item — gain on acquisition	121	—	—
Cumulative effect of accounting change	—	(502)	—

Net income (loss)	$(3,446)	$(44)	$435

Basic weighted average shares, in thousands(1)	83,697	88,733	97,043
Effect of dilutive potential shares:
Options	—	897	1,472
Restricted stock	—	545	471

Diluted weighted average shares, in thousands(2)	83,697	90,175	98,986

(1)	Outstanding contingently issuable restricted stock of 1.0 million shares, 1.6 million shares and 1.7 million shares were excluded from the basic share calculation for the years ended December 31, 2003, 2002 and 2001, respectively, as the related vesting provisions had not been met.
(2)	Potentially dilutive shares of 0.4 million options and 0.3 million restricted shares were excluded from diluted amounts for 2003 and 0.3 million common stock equivalents were excluded from diluted per share amounts for 2002, as they would have been anti-dilutive. No anti-dilution existed in 2001.

Note 7 — Short-Term Investments

      Short-term investments classified as available-for-sale as of December 31 were:

	2003	2002

Commercial paper and asset-backed securities	$83	$263
Money market funds and certificates of deposit	—	151
Federal agency securities	3	126
Master notes	—	25
U.S. government treasury bills	—	6
Other investments	21	24

Total short-term investments	$107	$595

      The contractual maturities of these securities averaged less than one year. Realized and unrealized gains and losses on available-for-sale securities for the years ended December 31, 2003 and 2002 were not significant, and accordingly, the amortized cost of these securities approximated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Inventories

      The major components of inventories at December 31 were:

	2003	2002

Leaf tobacco	$605	$599
Raw materials	19	18
Work in process	36	35
Finished products	86	110
Other	19	26

Total	765	788
Less LIFO allowance	81	26

	$684	$762

      Inventories valued under the LIFO method were approximately $639 million and $736 million at December 31, 2003 and 2002, respectively. The LIFO allowance reflects the excess of the current cost of LIFO inventories at December 31, 2003 and 2002, over the amount at which these inventories were carried on the consolidated balance sheets. During 2003 net income increased by $4 million due to LIFO inventory liquidations. During 2002 and 2001, there was no impact on net income from LIFO inventory liquidations.

Note 9 — Short-Term Borrowings and Borrowing Arrangements

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

      Since prior to 2002, two of RJR’s material subsidiaries, RJR Tobacco and RJR Acquisition Corp., have guaranteed RJR’s obligations under the revolving credit facility. During 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba2, and Standard & Poor’s lowered its rating to BB+. These downgrades required RJR’s other material subsidiaries, including Santa Fe, to also guarantee the facility and to pledge all of their assets to secure their obligations under RJR’s revolving credit facility. These actions reflected the rating agencies’ concern over recent industry trends including heavy promotional activity, the growth of the deep-discount price tier, the volatility of tobacco litigation and RJR’s competitive position. On October 28, 2003, Moody’s changed its ratings outlook from negative to stable, reflecting opportunities offered by the proposed combination of RJR and B&W’s U.S. tobacco operations. The outlook for Standard & Poor’s ratings remains negative. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, previously unsecured unsubordinated debt notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances and does not anticipate a need to issue additional public debt prior to 2006, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that up to an additional $500 million in dividends and share repurchases may be made. Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. At December 31, 2003, RJR had $20 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $511 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at December 31, 2003.

Note 10 — Accrued Liabilities and Other

      Accrued liabilities at December 31 included:

	2003	2002

Payroll and employee benefits	$325	$310
Marketing and advertising	383	345
Accrued interest	21	28
Accrued restructuring charges	163	41
Other	242	351

	$1,134	$1,075

Note 11 — Income Taxes

      The components of the provision for (benefit from) income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2003	2002	2001

Current:
Federal	$200	$202	$426
State and other	41	45	65

	241	247	491

Deferred:
Federal	(413)	30	(36)
State and other	(57)	(12)	(7)

	(470)	18	(43)

Provision for (benefit from) income taxes	$(229)	$265	$448

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2003	2002

Deferred tax assets (liabilities):
LIFO inventories	$(184)	$(237)
Pension and other postretirement liabilities	62	71
Tobacco settlement related accruals and other accrued liabilities	644	608
Other accrued liabilities	191	146

	$713	$588

      No valuation allowance has been provided, as RJR believes it is more likely than not that all of the deferred tax assets will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2003	2002

Deferred tax assets:
Pension and other postretirement liabilities	$(368)	$(413)
Other accrued liabilities	(62)	(92)

	(430)	(505)

Deferred tax liabilities:
Property and equipment	266	284
Trademarks	695	823
Other	275	634

	1,236	1,741

	$806	$1,236

      The total deferred tax assets were $1,327 million and $1,330 million as of December 31, 2003 and 2002, respectively. The total deferred tax liabilities were $1,420 million and $1,978 million as of December 31, 2003 and 2002, respectively.

      Pre-tax income (loss) for domestic and foreign operations consisted of the following:

	For the Years Ended
	December 31,

	2003	2002	2001

Domestic (includes U.S. exports)	$(3,936)	$679	$892
Foreign	18	4	—

Pre-tax income (loss)	$(3,918)	$683	$892

      The differences between the provision for income taxes from continuing operations and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2003	2002	2001

Income taxes computed at statutory U.S. federal income tax rates	$(1,371)	$239	$312
State and local income taxes, net of federal tax benefits	(12)	21	37
Goodwill amortization	—	—	91
Goodwill impairment	1,317	—	—
Resolution of prior years’ tax matters	(169)	—	—
Other items, net	6	5	8

Provision for (benefit from) income taxes from continuing operations	$(229)	$265	$448

Effective tax rate	5.8%	38.8%	50.2%

      At December 31, 2003, there was $22 million of accumulated and undistributed income of foreign subsidiaries. These earnings were reinvested by management abroad indefinitely. Accordingly, no applicable deferred income taxes have been provided.

      In the fourth quarter of 2003, RJR recorded an adjustment of $121 million to the gain related to the acquisition of NGH, which occurred in 2000, reflecting the favorable resolution of associated tax matters. Including this adjustment, the net after-tax gain on the acquisition of NGH was $1.6 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Long-Term Debt

      Long-term debt as of December 31 consisted of:

	2003	2002

8.25%–9.25% unsecured notes, due 2004 to 2013	$195	$288
6.5%–7.875% guaranteed secured notes, due 2006 to 2012	1,532	2,110
9.5% junior subordinated debentures, due 2047	—	98
Current maturities of long-term debt	(56)	(741)

	$1,671	$1,755

      The maturities of long-term debt, net of discount and excluding fair value adjustments associated with interest rate swaps of $88 million, are as follows:

Year	Amount

2005	$50
2006	499
2007	329
2008	—
Thereafter	705

$1,583

      In 1999, RJR issued publicly registered notes of $550 million in principal amount at 7.375% due in May 2003, $500 million in principal amount at 7.75% due in May 2006 and $200 million in principal amount at 7.875% due in May 2009 in exchange for an aggregate $1.25 billion of private placement debt securities.

      RJR filed a shelf registration statement, effective December 22, 1999 and superseded in April 2001, for the issuance of up to $1.876 billion of debt securities. Under this registration statement, in May 2002, RJR completed the sale of $300 million of 6.5% notes due in June 2007, and $450 million of 7.25% notes due in June 2012.

      The remaining $1.45 billion guaranteed, previously unsecured notes described above, unlike RJR’s other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, previously unsecured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      On June 16, 2003, Moody’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to Ba1. On June 30, 2003, Standard & Poor’s lowered its rating of RJR’s guaranteed, previously unsecured notes below investment grade, to BB+. On August 7, 2003, Moody’s further lowered its rating on RJR’s guaranteed, previously unsecured notes to Ba2. On October 28, 2003, Moody’s changed its ratings outlook from negative to stable, reflecting opportunities offered by the proposed combination of RJR Tobacco and B&W’s U.S. tobacco operations. The outlook for Standard & Poor’s ratings remains negative, reflecting a continuing difficult U.S. tobacco operating environment, as well as legal uncertainty.

      In May 2003, RJR repaid $550 million guaranteed, unsecured notes with a fixed interest rate of 7.375%, utilizing the proceeds from the issuance of notes in May 2002.

      On their due date of September 15, 2003, RJR repaid $93 million of unsecured public notes with a fixed interest rate of 7.625%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On the mandatory redemption date of September 30, 2003, RJR used an associated irrevocable trust to repay the $98 million 9.5% junior subordinated debentures, due in 2047, acquired December 2000 in connection with the acquisition of NGH. Interest on these debentures was paid quarterly in arrears. These debentures were effectively defeased by an irrevocable trust, which was included in other current assets in the accompanying consolidated balance sheets as of December 31, 2002.

      As of December 31, 2003, RJR had $195 million of unsecured public notes outstanding, at fixed interest rates of 8.25% through 9.25%, due in 2004 through 2013. The estimated fair value of RJR’s long-term debt was $1.7 billion, $2.5 billion and $1.8 billion, with an effective average rate of 4.31%, 5.44% and 7.89%, as of December 31, 2003, 2002 and 2001, respectively. The fair values are based on available market quotes and discounted cash flows, as appropriate.

Note 13 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the fourth quarter of 2003, 29 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 32 cases were dismissed or otherwise resolved without trial in their favor. During 2003, 256 new cases were served and 314 cases were dismissed or otherwise resolved. On December 31, 2003, there were 1,592 active cases pending (including approximately 1,061 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,650 on December 31, 2002, and 1,639 on December 31, 2001. As of January 23, 2004, 1,577 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,551 in the United States; 20 in Puerto Rico; 2 in Israel; and 4 in Canada. The U.S. case number does not include the 2,737 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of January 23, 2004, and discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The U.S. cases, exclusive of the Broin II cases, are pending in the following 32 states and the District of Columbia.

Number of
State	U.S. Cases

West Virginia	1,071 *
Maryland	186
Florida	72
Mississippi	49
New York	26
Louisiana	23
California	21
Nevada	14
Alabama	13
Iowa	10
Missouri	9
Illinois	8
Massachusetts	7
District of Columbia	5
Tennessee	4
Connecticut	3
New Hampshire	3
New Jersey	3
Texas	3
Arizona	2
Kansas	2
Minnesota	2
North Carolina	2
Ohio	2
Pennsylvania	2
Washington	2
Georgia	1
New Mexico	1
Oklahoma	1
Oregon	1
South Carolina	1
South Dakota	1
Utah	1

*	1,061 of the 1,071 cases are pending as a consolidated action.

      Of the approximately 1,551 active U.S. cases, 89 are pending in federal court, 1,460 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of January 23, 2004; the changes in the number of cases by case type since October 15, 2003, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or indemnitees in RJR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003; and a cross-reference to the discussion of each case type.

		Change in
	Number of	Number of
	Cases as of	Cases since
	January 23,	October 15,	Page
Case Type	2004	2003	Reference

Individual Smoking and Health	1,499	+1	101
Flight Attendant-ETS (Broin II)	2,737	-48	102
Class Action	18	-1	103
Governmental Health-Care Cost Recovery	8	-1	107
Other Health-Care Cost Recovery and Aggregated Claims	5	-2	110
Master Settlement Agreement-Enforcement and Validity	2	No Change	112
Asbestos Contribution	7	No Change	113
Antitrust	6	-26	113
Other Litigation	6	-5	115

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. The appellate court denied the plaintiffs’ motion for rehearing on September 22, 2003. On October 23, 2003, the plaintiffs filed a notice asking the Florida Supreme Court to review the case. Briefing on whether the Florida Supreme Court should review the case is complete. It is not known when the Florida Supreme Court will issue a decision. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco, entered into the Master Settlement Agreement with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.

      The aggregate cash payments made by RJR Tobacco under the MSA and the other state settlement agreements during the years 2003, 2002 and 2001 were $1.8 billion, $2.5 billion and $2.4 billion, respectively. RJR Tobacco estimates these payments will be $1.9 billion in 2004, and will exceed $1.8 billion per year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. See “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently, generally based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded “punitive damages.” Although damages may be awarded at the trial court stage, a losing party generally may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, except for Kenyon v. R. J. Reynolds Tobacco Co., discussed below, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. RJR Tobacco and its affiliates, including RJR, believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against RJR Tobacco. RJR and RJR Tobacco have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that RJR, RJR Tobacco and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, RJR Tobacco and its affiliates believe that their successful overall record in the defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending tobacco-related litigation currently is recorded in RJR’s consolidated financial statements.

      RJR Tobacco and its affiliates, including RJR, continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, and except as specifically discussed below, RJR Tobacco and its affiliates, including RJR, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, to vigorously defend all tobacco-related litigation claims.

      The only material smoking and health tobacco litigation claims settled by RJR Tobacco involved:

•	the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various cigarette companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”

Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

      The circumstances surrounding the MSA, the other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving RJR Tobacco. The claims underlying the MSA and the other state settlement agreements were brought by the states to recover health-care costs paid on behalf of state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and the other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and the other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial, at a time when discussions were underway with the federal government concerning the possible settlement of the claims underlying the MSA and the other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved as part of a settlement at the federal level.

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, an increased number of cases have gone to trial each year since 2000 against RJR Tobacco and/or its affiliates, some involving claims for amounts ranging possibly into the hundreds of millions and even billions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of dollars, and RJR Tobacco expects this trend to continue. The following table lists the trial schedule, as of January 23, 2004, for RJR Tobacco or its affiliates, through December 31, 2004.

Trial Date	Case Name	Case Type	Jurisdiction

March 29, 2004 [Phase II]	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)

April 7, 2004	Prado Alvarez v. R. J. Reynolds Tobacco Co.	Individual	United States District Court (San Juan, Puerto Rico)

April 19, 2004	DeLoach [Growers] v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court, Middle District (Greensboro, NC)

April 28, 2004	Major v. Raybestos-Manhattan, Inc.	Asbestos Contribution	Superior Court, Los Angeles County (Los Angeles, CA)

May 17, 2004	Frost v. Philip Morris, Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

May 17, 2004	Roach v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)

June 1, 2004	Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court (Columbia, SC)

June 28, 2004	Gaston v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)

June 28, 2004	Short v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)

July 5, 2004	Rosol v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Northern District (Waverly, IA)

July 12, 2004	Younger v. Philip Morris Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)

September 6, 2004	Torres-Rivera v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Court of First Instance (San Juan, Puerto Rico)

September 13, 2004	Beckman v. Brown & Williamson Tobacco Corp.	Individual	Circuit Court, Jackson County (Independence, MO)

September 13, 2004	Kimball v. R. J. Reynolds Tobacco Co.	Individual	United States District, Western District (Seattle, WA)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

September 13, 2004	United States of America [DOJ] v. Philip Morris USA Inc.	Health-Care Cost Recovery	United States District Court (Washington, DC)

September 20, 2004	Coy v. Philip Morris Inc.	ETS	United States District Court, Southern District (Miami, FL)

October 4, 2004	Mason v. British American Tobacco (Investments) Ltd.	Individual	United States District Court, Southern District (Des Moines, IA)

October 26, 2004	Norris v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Central District (Los Angeles, CA)

November 15, 2004	Booth v. R. J. Reynolds Tobacco Co.	Individual	Circuit Court, Upshur County (Buckhannon, WV)

December 1, 2004	Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co.,	Antitrust	United States District Court, Eastern District, (Greenville, TN)

December 1, 2004	Gerrity v. R. J. Reynolds Tobacco Co.	Individual	United States District Court (Hartford, CT)

December 1, 2004	Harju v. Philip Morris USA Inc.	Individual	United States District Court (St. Paul, MN)

      Trial Results. Since January 1, 1999, 33 smoking and health and health-care cost recovery cases in which RJR Tobacco was a defendant have been tried. Verdicts in favor of RJR Tobacco and, in some cases, RJR Tobacco and other defendants, were returned in 20 of the 33 cases. Four of the cases resulted in mistrials. One of the cases resulted in a split decision. Of the 20 RJR Tobacco wins, seven were tried in Florida, two were tried in each of California, Mississippi and New York, and one was tried in each of Louisiana, Missouri, New Jersey, Ohio, South Carolina, Tennessee and West Virginia. Plaintiffs in the California, Florida, Mississippi and West Virginia cases have filed appeals or post-trial motions challenging the verdicts.

      The cases in which verdicts were returned in favor of RJR Tobacco, either by itself or with other defendants, since January 1, 2003, are described below:

•	On February 7, 2003, state court juries in California and Florida, respectively, found in favor of RJR Tobacco and other cigarette manufacturers in Lucier v. Phillip Morris, Inc., an individual smoker case, and Seal v. Philip Morris, Inc., a Broin II case.

•	On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co., an individual smoker case.

•	On June 17, 2003, a state court jury in Missouri found in favor of RJR Tobacco and other cigarette manufacturers in Welch v. Brown & Williamson Tobacco Corp., an individual smoker case. On July 18, 2003, the plaintiff in Welch filed a motion for a new trial, which was denied on September 18, 2003. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 23, 2003, the plaintiff noticed an appeal to the Missouri Court of Appeals for the Western District.

•	On July 28, 2003, a Louisiana state court jury returned a split verdict in Scott v. American Tobacco Co., a medical monitoring/smoking cessation class action. Specifically, the jury found that cigarettes were not defective and rejected the class’s claim for medical monitoring, but found that smoking cessation programs exist and have clinical value. A phase II trial is scheduled to begin March 29, 2004, to address the scope and cost of a statewide smoking cessation program.

•	On September 15, 2003, in Routh v. Philip Morris, Inc., a Broin II case, a Florida Circuit Court judge declared a mistrial. The case was retried and, on October 14, 2003, a Florida state court jury returned a verdict in favor of the defendants, including RJR Tobacco. Plaintiff filed a motion for a new trial on October 24, 2003, which was denied on December 16, 2003. The plaintiff will not appeal.

•	Most recently, on December 10, 2003, a Florida state court jury returned a verdict in favor of defendants, including RJR Tobacco, in Hall v. R. J. Reynolds Tobacco Co., an individual smoker case. Plaintiffs’ motion for a new trial was denied on January 6, 2004.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $34.8 million in two other lawsuits filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing both California cases.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999 — Phase I April 7, 2000 — Phase II July 14, 2000 — Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. Mandate issued on October 8, 2003. Plaintiffs filed a notice seeking review by the Florida Supreme Court on October 23, 2003. Both sides have submitted briefs on whether the Florida Supreme Court should accept jurisdiction of the appeal.

March 20, 2000	Whiteley v. Raybestos- Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million was assigned to each of RJR Tobacco and Philip Morris, respectively	Final judgment on appeal to the California Court of Appeal; oral argument was heard on January 21, 2004.

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 30, 2003, the New York Court of Appeals decided to review the certified questions. Defendants filed their initial brief on January 22, 2004.

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of plaintiffs. RJR Tobacco filed a petition for rehearing or for a written opinion on June 16, 2003. That motion was denied on July 11, 2003. RJR Tobacco filed a motion for stay of proceedings pending the final outcome of the Engle appeal. That motion was denied on July 11, 2003. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco deposited with the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. That petition remains pending. On November 12, 2003, RJR Tobacco filed its petition for certiorari with the United States Supreme Court.

February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; oral argument was heard on January 12, 2004.

June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants; reduced by judge to $500,000	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief filed July 16, 2003. The appellee’s brief has not yet been filed.

September 25, 2002	Figueroa-Cruz v. R.J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. Plaintiffs filed a petition for rehearing on November 13, 2003, which was denied on December 12, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, since January 1, 1999, verdicts have been returned in 26 tobacco-related cases in which neither RJR Tobacco nor its affiliates, including RJR, were defendants. Verdicts were returned in favor of defendants in 14 cases — three in Tennessee, two in Pennsylvania, and one in each of California, Connecticut, Florida, Missouri, New Hampshire, New York, Ohio, Rhode Island and Texas. Verdicts in favor of the plaintiffs were returned in 12 cases, four of which were tried in California, two in each of Florida and Oregon and one in each of Arkansas, Illinois, Missouri and New York. The defendants’ appeals or post-trial motions are pending in these cases.

      The cases in which verdicts were returned in favor of the plaintiffs since January 1, 2003, are described below:

•	On March 21, 2003, an Illinois state trial judge entered judgment against Philip Morris in Price v. Philip Morris (formerly known as Miles v. Philip Morris), a “lights” class-action case discussed below under “— Class-Action Suits.”

•	On April 3, 2003, a Florida state court jury returned a verdict against Philip Morris and Brown & Williamson in Eastman v. Philip Morris, an individual smoker case. The jury awarded compensatory but not punitive damages.

•	On May 27, 2003, in Boerner v. Brown & Williamson Tobacco Corp., an Arkansas federal court jury returned a verdict against Brown & Williamson in another individual smoker action. On July 2, 2003, the trial judge dismissed the Boerner jury’s $15 million punitive damages award, but found in favor of the plaintiff on the design defect claim, which was not considered by the jury. The final judgment reflected the jury’s award of $4,025,000 in actual damages. On September 26, 2003, the judge denied Brown & Williamson’s motions for judgment as a matter of law and for a new trial. The judge also reinstated the jury’s original punitive damages award of $15 million. Brown & Williamson is appealing this case.

•	On July 31, 2003, a California state court jury found in favor of Philip Morris in Reller v. Philip Morris USA Inc. on all counts except fraudulent concealment, on which the jury deadlocked. Mr. Reller has since died, and the fraudulent concealment claim will not be retried. On December 19, 2003, Mr. Reller’s estate filed an amended wrongful death complaint substituting the representative of the estate as the plaintiff.

•	On August 15, 2003, a Pennsylvania state court jury found in favor of Brown & Williamson in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. Post-trial motions have been filed by the plaintiff, and a hearing took place on December 4, 2003.

•	On September 25, 2003, in Henley v. Philip Morris, Inc., the California Court of Appeal affirmed the San Francisco County Superior Court’s final judgment with respect to the $1.5 million compensatory damages award to the plaintiff, but reduced the amount of punitive damages from $50 million to $9 million based on the United States Supreme Court’s opinion in State Farm v. Campbell. Philip Morris’s petition for rehearing was denied. On November 4, 2003, Philip Morris petitioned the California Supreme Court to review the case. On December 23, 2003, the California Supreme Court accepted Philip Morris’s appeal and remanded the case to the California Court of Appeal with directions that it vacate its September 25, 2003 ruling and issue a new ruling.

•	On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury returned a verdict against Philip Morris and Brown & Williamson, and awarded $2.1 million in compensatory damages. The jury found Brown & Williamson to be 10% at fault, Philip Morris to be 40% at fault, and plaintiff to be 50% at fault. On December 11, 2003, defendants filed a motion for judgment notwithstanding the verdict, or, in the alternative, motion for a new trial.

•	On November 24, 2003, a New Hampshire state court jury returned a verdict in favor of Philip Morris in Longden v. Philip Morris, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Most recently, on December 18, 2003, a New York state court jury returned a verdict against Brown & Williamson in Frankson v. Brown & Williamson Tobacco Corp. The jury awarded $350,000 in compensatory damages. The jury found the plaintiff to be 50% at fault, thereby causing the compensatory damages award to be reduced to $175,000. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to Brown & Williamson, $2 million to a predecessor company and $12 million to two trade organizations. Defendants’ post-trial motions are to be filed by January 29, 2004.

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. RJR Tobacco believes that these decisions should have a favorable impact on California cases currently on appeal, such as Whiteley v. Raybestos-Manhattan, Inc., and cases at the trial court level.

Individual Smoking and Health Cases

      As of January 23, 2004, 1,499 individual cases, including approximately 1,061 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,491 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining seven are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      Below is a description of the individual smoking and health cases against RJR Tobacco that went to trial or were decided or remained on appeal, since January 1, 2003.

      On March 20, 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc. The jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal, First District, on May 30, 2000. Oral argument occurred on January 21, 2004.

      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, Florida’s Second District Court of Appeal affirmed the final judgment without an opinion. RJR Tobacco sought rehearing or a written opinion, which was rejected on July 11, 2003. The court of appeal entered its mandate on August 28, 2003. In Florida, a supersedeas bond does not stay execution of a judgment once the court of appeal enters its mandate in favor of a plaintiff. Accordingly, RJR Tobacco deposited with the plaintiff’s counsel a check in the amount of the judgment plus accrued interest ($196,000) to avoid any possible business disruption during the remaining appeal. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court, asking it to require the appeals court to issue a written opinion. That petition remains pending. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. Brown & Williamson was voluntarily dismissed as a defendant by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. Oral argument was heard on January 12, 2004.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. Plaintiffs filed a petition for rehearing; however, that petition was denied on December 12, 2003.

      On February 7, 2003, a Florida state court jury found in favor of RJR Tobacco and Philip Morris in Lucier v. Phillip Morris, Inc., an individual smoker case. Plaintiff appealed to the California Court of Appeal, Third Appellate District, on May 9, 2003. On December 4, 2003, the appellate court dismissed the appeal because of the plaintiffs’ failure to file the initial brief.

      On February 28, 2003, a Florida federal court jury found in favor of RJR Tobacco and Philip Morris in Allen v. R. J. Reynolds Tobacco Co., an individual smoker case. The plaintiff did not appeal.

      On May 8, 2003, the Mississippi Supreme Court, in Lane v. R. J. Reynolds Tobacco Co., ruled that the Mississippi Product Liability Act does not allow smoking and health cases based on products liability. RJR Tobacco believes that the effect of the Lane ruling will be to reduce the number, if not eliminate, smoking and health cases in Mississippi.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff filed a notice of appeal to the Missouri Court of Appeals on September 23, 2003. No briefing schedule has been set.

      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and Brown & Williamson. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004.

Broin II Cases

      As of January 23, 2004, approximately 2,737 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a description of the Broin II cases against RJR Tobacco that went to trial or were decided or remained on appeal, since January 1, 2003.

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

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. The appeal is in the briefing phase.

      In Tucker v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco, on October 4, 2002. The plaintiff’s post-verdict motions were denied on January 28, 2003. The plaintiff noticed an appeal to Florida’s Third District Court of Appeal on February 28, 2003, but voluntarily dismissed the appeal on May 23, 2003.

      A Florida state court jury found in favor of RJR Tobacco and other cigarette manufacturers on February 7, 2003, in Seal v. Philip Morris, Inc. On February 14, 2003, the plaintiff filed a motion for a new trial, which was denied on April 24, 2003.

      In Mittan v. Philip Morris, Inc., on July 16, 2003, the plaintiff accepted an $800 (eight hundred dollars) offer of judgment tendered by RJR Tobacco, Philip Morris, Brown & Williamson and Lorillard. RJR Tobacco’s share of the offer was $200.

      In Routh v. Philip Morris, Inc., the trial judge declared a mistrial on September 15, 2003. Retrial began on September 23, 2003. The jury returned a verdict in favor of the defendants, including RJR Tobacco, on October 14, 2003. The plaintiff filed a motion for a new trial on October 24, 2003; however, that motion was denied on December 16, 2003. The plaintiff will not appeal.

Class-Action Suits

      As of January 23, 2004, 18 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oklahoma, Oregon, Utah and West Virginia. Twenty-five virtually identical class-action complaints were filed by one attorney in Nevada since July 2002. This same attorney also filed class action complaints in Kentucky, Massachusetts and Utah. As discussed below, a federal district court judge recently denied class certification in all 25 of the Nevada cases; a state court judge denied class certification in the Kentucky case; the Massachusetts case was voluntarily dismissed; and the Utah case remains pending.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. In December 2000, a state court in Pennsylvania refused to certify one such class action, Oliver v. RJR Tobacco Co. That case was voluntarily dismissed. Five such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Louisiana, Missouri and Minnesota. Classes have been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., and in the Missouri case, Collora v. R. J. Reynolds Tobacco Co. Each of these cases is discussed below. The Florida case, Rios v. R. J. Reynolds Tobacco Co., is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the class certification discovery phase. Most recently, in both the Louisiana and Minnesota actions, Harper v. R. J. Reynolds Tobacco Co. and Dahl v. R. J. Reynolds Tobacco Co., defendants removed the cases to federal court. On December 17, 2003, in Dahl, however, the case was remanded to state court.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. Defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. On February 10, 2003, in Sims v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On July 11, 2003, a federal district court judge in Nevada denied class certification in five separate cases, brought by the same attorney, which were consolidated for class certification purposes. On October 7, 2003, the same federal district court judge in Nevada denied class certification in 20 additional cases brought by the same attorney. On November 21, 2003, in Brown v. Philip Morris Inc., the Circuit Court of Campbell County, Kentucky, denied class certification; this case was voluntarily dismissed on December 12, 2003. Most recently, on December 8, 2003, in Jackson v. Philip Morris Inc., a federal district court judge in Utah dismissed the case due to plaintiffs’ failure to prosecute.

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco, pay for a program to help people stop smoking. The trial judge has ordered that a phase two trial begin on March 29, 2004, to address the scope and cost of a statewide smoking cessation program. On October 23, 2003, the defendants, including RJR Tobacco, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, Brown & Williamson and Lorillard filed a writ seeking review by the Louisiana Supreme Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. Oral argument was heard on November 5, 2003.

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

      On July 24, 2000, the defendants, including RJR Tobacco, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. On November 7, 2000, RJR Tobacco posted an appeal bond in the amount of $100 million, the maximum amount required, pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. The appellate court denied the class’s motion for rehearing on September 22, 2003. On October 23, 2003, the plaintiffs filed a notice asking the Florida Supreme Court to review the case. Briefing on whether the Florida Supreme Court should review the case is now complete. It is not known when the Florida Supreme Court will issue a decision. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process.

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

      RJR Tobacco has been named as a defendant in several individual cases filed by members of the Engle class. One such case (in which RJR Tobacco was dismissed prior to trial), Lukacs v. Philip Morris, Inc., was tried against Philip Morris and Brown & Williamson, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. On April 1, 2003, the Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs (on the loss of consortium claim) from $12.5 million to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.125 million decreasing the total award to $25.125 million. These plaintiffs agreed to stay execution on the judgment pending the result of the Engle appeal.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs currently are appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief was filed on July 30, 2003. Briefing is scheduled to be completed by March 29, 2004.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of adult residents of California who smoked at least one of defendants’ cigarettes from 1993 through 2000, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco, filed their motion for summary judgment on January 31, 2003. Briefing is complete, and the parties are awaiting the judge’s ruling.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action ... ..” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price v. Philip Morris. This case currently includes both RJR and RJR Tobacco as defendants.

      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri.

      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.), began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’s appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event RJR Tobacco tries and loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RJR’s, results of operations, cash flows or financial condition.

      RJR Tobacco and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

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

      In the settling jurisdictions, the MSA released RJR Tobacco, its indemnitees and RJR from:

•	all claims of the settling states and their respective political subdivisions and other recipients of state health-care funds, relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

      The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements during the years 2003, 2002 and 2001 were $1.8 billion, $2.5 billion and $2.4 billion, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other state settlement agreements and related information.

	Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2000	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:(1)
Mississippi Annual Payment	$85	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	275	358	358	440		440		440		440		440		440
Texas Annual Payment	363	471	471	580		580		580		580		580		580
Minnesota Annual Payment	128	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	243	122		—		—		—		—		—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments(1)	2,472	2,546	2,623	2,701		—		—		—		—		—
Annual Payments(1)	3,940	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)(1)	—	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25	25		25		25		25		25		25
Additional Foundation Payments(2)	300	300	300	300		—		—		—		—		—
Growers’ Trust ($295–2009 and 2010)(3)	280	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57	57		—		—		—		—		—

Total	$9,383	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,329	$2,584	$2,507	$1,925		—		—		—		—		—
RJR Tobacco’s cash payments	$2,247	$2,393	$2,461	$1,812		—		—		—		—		—
RJR Tobacco’s expected settlement expenses	—	—	—	—	>$	1,800	>$	1,900	>$	1,900	>$	2,100	>$	2,100
RJR Tobacco’s expected cash payments	—	—	—	—	>$	1,900	>$	1,800	>$	1,900	>$	1,900	>$	2,100

(1)	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
(2)	Subject to adjustments for changes in sales volume, inflation and other factors.
(3)	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Department of Justice Case. On September 22, 1999, the U.S. Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco. The government sought to recover federal funds expended in providing health care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      In June 2001, the U.S. Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco, on July 18, 2001. No settlement was reached.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. As of July 16, 2003, the parties had completed briefing on the defendants’ motion for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group have now filed nine summary judgment motions, with a request for additional motions pending with the court. The government has filed six summary judgment motions, including motions regarding various affirmative defenses, including those affirmative defenses addressing the standard for seeking disgorgement under RICO. On January 23, 2004, the court granted the government’s motion for partial summary judgment on certain of defendants’ equitable defenses, including waiver, equitable estoppel, laches and unclean hands. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

      Trial is scheduled for September 13, 2004.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. Two such cases are pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. The plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. The defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on the defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Briefing has been completed, although oral argument has not been scheduled. Most recently, on November 14, 2003, plaintiff voluntarily dismissed the complaint in St. Louis County v. American Tobacco Co.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco and other cigarette manufacturers. On May 9, 2002, the Supreme Court of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Twenty other cases are pending outside the United States, two in Israel, three in Canada, and 15 in Puerto Rico. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. The appeal was heard before the British Columbia Court of Appeal at a five-day hearing that commenced on November 24, 2003. Judgment was reserved. Although it could be announced at any time, a decision is expected to come down some time between mid-February and mid-March 2004.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases

      Although the MSA settled some of the most potentially burdensome health-care cost recovery actions, many other such cases have been brought by other types of plaintiffs. Unions, groups of health-care insurers, a private entity that purported to self-insure its employee health-care programs, Native American tribes, hospitals, universities and taxpayers have advanced claims similar to those found in the governmental health-care cost recovery actions. These cases largely have been unsuccessful on remoteness grounds, which means that one who pays an injured person’s medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury.

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

      As of January 23, 2004, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Insurance-Related Cases. As of January 23, 2004, one insurance-related case was pending against RJR Tobacco.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

•	reversed the judgment for Empire on its subrogation claim, and

•	reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

•	Are claims by a third party payer of health care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

•	If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third party payer of health care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349?

On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions. The tobacco defendants, including RJR Tobacco, filed their initial brief on January 22, 2004.

      In Group Health Plan, Inc. v. Philip Morris, Inc. and Medica v. Philip Morris, Inc., a federal district judge in Minnesota dismissed all claims, except a state antitrust claim and a state conspiracy claim. The federal court certified to the Minnesota Supreme Court the question whether these two claims could be pursued under Minnesota law by Group Health Plan. On January 11, 2001, the Minnesota Supreme Court ruled that the plaintiff could pursue these claims. Certain defendants, including RJR Tobacco, filed motions for summary judgment based on the statutes of limitation and causation, injury and damages. On January 31, 2002, summary judgment was granted in favor of certain defendants, including RJR Tobacco. Plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit. Argument occurred on May 15, 2003. On September 16, 2003, the United States Court of Appeals for the Eighth Circuit upheld the dismissal of the damages claims, but remanded the cases to the trial court to consider whether injunctive relief is available. Shortly after the appeals court ruling, the plaintiffs decided to dismiss the respective cases, and, on October 21, 2003, the judge entered an order dismissing the cases with prejudice.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Hospitals. As of January 23, 2004, two cases brought by hospitals were pending against RJR Tobacco, City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri, and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. In May 2000, in A.O. Fox Memorial Hospital v. American Tobacco Co., Inc., pending in state court in Nassau County, New York, a group of approximately 175 hospitals filed suit against the tobacco industry seeking at least $3.6 billion for costs expended to treat smoking-related illnesses. On December 14, 2001, the defendants’ motion to dismiss was granted. The Appellate Division of the Supreme Court, Second Judicial Department affirmed the trial court’s dismissal on February 10, 2003. In March 2003, the plaintiffs asked the Court of Appeals of New York, the highest state appellate court, for permission to appeal; their petition was denied on May 13, 2003.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003.

MSA-Enforcement and Validity

      As of January 23, 2004, two cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA.

      The litigation challenging the validity of the MSA, including claims that the MSA violates antitrust laws, has not been successful. On February 12, 2003, in Forces Action Project, LLC v. California, a case in which a smokers’ rights organization challenged the propriety of the MSA on antitrust grounds, the United States Court of Appeals for the Ninth Circuit affirmed the United States District Court for the Northern District of California’s January 5, 2000 order that granted defendants’ motion to dismiss. On January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by New York State in furtherance of the MSA and remanded the case for further proceedings.

      Arizona, California, New York and Washington have alleged that the posting of signage advertising RJR Tobacco’s former brand-name sponsorship of the NASCAR Winston Cup Series violates a provision of the MSA governing the times during which such signs may be posted. On February 1, 2002, a New York court ruled in favor of RJR Tobacco. On April 10, 2003, the New York Court of Appeals Appellate Division, First Department, of the New York Supreme Court affirmed this ruling. On September 2, 2003, the New York Court of Appeals denied the State’s petition for review. On November 27, 2001, the trial court in California ruled against RJR Tobacco. On March 27, 2003, the California Court of Appeal affirmed the trial court’s ruling against RJR Tobacco. On June 25, 2003, the California Supreme Court denied RJR Tobacco’s petition for review. On November 16, 2001, the Arizona trial court ruled against RJR Tobacco. On September 9, 2003, the Arizona Court of Appeals affirmed the trial court’s ruling. The Washington matter was rendered moot and was dismissed. RJR Tobacco ended its sponsorship of the NASCAR Winston Cup Series at the end of the 2003 season, so it will not pursue any further appeals of these cases.

      The State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which accepted RJR Tobacco’s petition on September 10, 2003. Briefing is ongoing and a date for oral argument has not been set.

      Finally, the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District. Oral argument was heard on December 9, 2003, and a decision is pending.

Asbestos Contribution Cases

      As of January 23, 2004, seven lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001. Oral argument was heard on October 1, 2003. A decision is pending. A similar case, H.K. Porter Co., Inc. v. American Tobacco Co., was pending in the United States District Court for the Eastern District of New York before Judge Weinstein. However, on July 26, 2001, the parties stipulated to a dismissal of the action. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been held in abeyance pending the final determination of the Mississippi case.

Antitrust Cases

      A number of tobacco wholesalers, as well as indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs ask the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly from one or more of the defendants. The federal cases against RJR Tobacco were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of January 23, 2004, all state court cases on behalf of indirect purchasers have been dismissed, except for two which are pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on April 11, 2003, and certified that decision for interlocutory appeal on June 24, 2003.

      On July 30, 1999, Cigarettes Cheaper!, a retailer, filed an antitrust counterclaim against RJR Tobacco in a gray market trademark suit originally brought by RJR Tobacco in the United States District Court for the Northern District of Illinois. Cigarettes Cheaper! alleges that it was denied promotional resources in violation of the Robinson-Patman Act. The District Court declined to dismiss the counterclaim. On January 23, 2001, the court granted Cigarettes Cheaper!’s motion to amend its counterclaim to include a violation of Section 1 of the Sherman Antitrust Act, claiming that RJR Tobacco conspired with other retailers to deny promotions to Cigarettes Cheaper!, an allegation that RJR Tobacco denies. On March 21, 2001, RJR Tobacco’s motion to add a trademark dilution claim against Cigarettes Cheaper! was granted. On June 28, 2001, the court granted RJR Tobacco’s motion to strike with prejudice several of Cigarettes Cheaper!’s affirmative defenses. These defenses related to:

•	alleged misrepresentations caused by the packaging of cigarettes manufactured by RJR Tobacco for export;

•	RJR Tobacco’s “No Bull” advertising campaign for its Winston cigarettes;

•	antitrust trademark misuse;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	nominative fair use; and

•	the first sale doctrine.

On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of inappropriate opening statements by Cigarettes Cheaper!’s counsel. The court has not set a new trial date.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was filed against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, and the motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs and all defendants but RJR Tobacco entered into a class-wide settlement which was approved by Judge Osteen on October 1, 2003. The case continues against RJR Tobacco. Discovery has now been completed and dispositive motions have been filed by RJR Tobacco, but not yet argued. Trial has been set for April 19, 2004.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleges that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleges that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section 1 of the Sherman Antitrust Act and South Carolina civil conspiracy law. In addition, the complaint charges that RJR Tobacco has violated the South Carolina Unfair Trade Practices Act allegedly by denying promotional services and facilities to Dial that were offered to other retailers. The suit seeks unspecified damages. The plaintiff has requested a bench trial. RJR Tobacco has answered the complaint and asserted a number of defenses. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, which named Sam’s East, Inc. as a defendant. Discovery is currently underway and, with the exception of expert discovery, must be completed by March 31, 2004. Trial is scheduled for November 1, 2004.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale Company, Inc. sued RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc. consistent with the terms of the distribution agreement. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. The parties have completed briefing the appeal and had oral argument on September 12, 2003. No decision on the appeal has been issued to date. In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. (Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003.) RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. Briefing is complete. Oral argument has not been scheduled. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, bringing the total of private plaintiffs to 20. Fact discovery is scheduled to close on August 13, 2004, with expert discovery to be completed by September 15, 2004. Trial is set to begin on November 30, 2004.

Other Litigation and Developments

      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices ... by publishing false or misleading claims about its product, Eclipse brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling Eclipse brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York ....” At this time, no lawsuit or enforcement action relating to ECLIPSE has been filed against RJR Tobacco in any of these five states. RJR Tobacco has obtained an extension of time for filing its response to the subpoena.

      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an Application for an order to show cause and an order requiring obedience to subpoena duces tecum. On August 29, 2003, RJR filed, in the same court, a motion for a protective order and its opposition to the SEC’s application for an order to show cause. As of October 11, 2003, both the SEC’s application and RJR’s motion for a protective order have been fully briefed and are pending before the court. Oral argument on these matters was heard on January 8, 2004. RJR is unable to predict the outcome of this investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RJR Tobacco is aware of a grand jury investigation in North Carolina that is related to the cigarette business of certain of its former affiliates. In connection with this investigation, RJR Tobacco responded to document subpoenas dated July 7, 1999 and June 1, 2000, respectively. On January 20, 2004, RJR and RJR Tobacco were informed by the government that the investigation is now closed.

      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the U.S. Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices ....” It is understood that, at all relevant times over the past several years, JT-MacDonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as “RCMP,” relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and served summonses on JT-MacDonald, Corp., Northern Brands, R.J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003 and the decision of the court is still pending, but is likely to be announced in early 2004.

      On September 18, 2003, RJR, RJR Tobacco, RJR-TI, RJR-PR, and Northern Brands were served with a statement of claim filed by the Attorney General of Canada in the Superior Court of Justice, Ontario, Canada. Also named as defendants are Japan Tobacco, Inc. and a number of its affiliates. The statement of claim seeks to recover under various legal theories taxes and duties allegedly not paid as a result of cigarette smuggling and related activities. The Attorney General is seeking to recover $1.5 billion in compensatory damages and $50 million in punitive damages, as well as equitable and other forms of relief.

      Over the past few years, several civil lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and the following ten member states: Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain; as well as by Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible variously under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions, which are discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the United States Court of Appeals for the Second Circuit. On January 14, 2004, the Second Circuit affirmed the dismissal of the case.

      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims.

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

      RJR Tobacco and other defendants filed motions to dismiss the civil RICO actions seeking to recover taxes and revenues allegedly lost as a result of cigarette smuggling and related activities brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the cases. On January 12, 2004, the Supreme Court of the United States announced that it had declined to review the decision of the Eleventh Circuit.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss plaintiffs’ complaint. That motion was granted on January 26, 2004. The plaintiffs might seek to file an amended complaint or appeal the dismissal to the United States Court of Appeals for the Seventh Circuit.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court.

      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. No trial date has been set. Both sides have filed motions for summary judgment. On August 28, 2003, the court held a hearing on the pending motions, and heard oral arguments. On September 15, 2003, the court appointed a special master to issue a report and recommendation on certain of the pending motions by December 15, 2003. On December 4, 2003, the special master issued a report and recommendation regarding Star’s motion for claim construction and summary judgment on definiteness. On December 23, 2003, the special master issued a report and recommendation regarding RJR Tobacco’s motion for summary judgment that RJR Tobacco has not infringed the patents in the case. RJR Tobacco anticipates that the special master will issue reports and recommendations on the remaining four motions assigned to him, all of which are summary judgment motions filed by RJR Tobacco, in the near future. The order of reference to the special master includes a briefing schedule so that both sides have an opportunity to submit objections to each of the special master’s reports and recommendations.

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

      Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, an insurance-related action, an MSA enforcement action and a California state law enforcement action. Although RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR Tobacco or its affiliates or indemnitees. Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against RJR Tobacco or its affiliates or indemnitees, and could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against RJR Tobacco and RJR, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have a material adverse effect on either or both of these entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Moreover, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters.

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, pending in the United States District Court for the Middle District of North Carolina, an employee of RJR Tobacco filed a class-action suit alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was again granted on November 12, 2003. EPA filed the action as a result of the expiration of a then-existing tolling agreement that could not be timely renewed. The PRP group had requested information from the EPA regarding various EPA costs related to the Jadco-Hughes site. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, had the parties been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against

•	any liabilities, costs and expenses arising out of the imposition or assessment of any tax with respect to the international tobacco business arising prior to the sale, other than as reflected on the closing balance sheet,

•	any liabilities, costs and expenses that Japan Tobacco or any of its affiliates, including the acquired entities, may incur after the sale in respect of any of RJR’s or RJR Tobacco’s employee benefit and welfare plans, and

•	any liabilities, costs and expenses incurred by Japan Tobacco or any of its affiliates arising out of certain activities of Northern Brands.

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

Guarantees

      RJR’s guarantees include indemnities related to the 1999 sale of the international business to Japan Tobacco Inc., Nabisco Group Holdings Corp.’s sale of Nabisco Holdings Corp. to Philip Morris Companies, Inc. environmental matters and intercompany debt and related instruments. RJR is not able to estimate the maximum potential amount of future payments, if any, related to these guarantees. RJR has recorded liabilities totaling approximately $108 million and $130 million as of December 31, 2003 and 2002, respectively.

      RJR Tobacco has entered, and continues to enter, into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the lawful sale or distribution of RJR Tobacco’s products. RJR Tobacco and other cigarette manufacturers enter into these agreements on a rotating basis when a distributor or retailer is named in a lawsuit that also names them as defendants. RJR Tobacco believes that the indemnifications do not expose it to any significant incremental liability that it may have by virtue of its having manufactured those products. The term of an indemnification is dependent upon the resolution of the related case, or dismissal of the distributor or retailer from the case. The costs of such indemnifications have been, and are expected to be, insignificant and as a result, the fair value of such indemnifications is considered to be immaterial. For further information related to these guarantees, including probability, and estimates of loss, see “— Accounting for Tobacco-Related Litigation Contingencies” above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Financial Instruments

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

      During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, with fixed rates of 6.5% to 7.75%, due in 2006 to 2012, so that the interest payable effectively becomes variable. As a result, as of December 31, 2003, the average interest rate on RJR’s $1.7 billion long-term debt was 4.31%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of December 31, 2003, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to December 31, 2003, was $88 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      These interest rate swap agreements are guaranteed and secured by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe.

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

Foreign Currency Arrangements

      During 2003, RJR Tobacco settled forward currency exchange contracts to purchase 4 million euros, which hedged unrecognized firm commitments for the purchase of equipment. The $1 million effective unrealized gain is included in accumulated other comprehensive income and will be recognized as the underlying equipment cost is recognized in earnings, generally over its depreciable life. The ineffective portion of the hedge was insignificant and was recorded as a foreign exchange gain in other expense.

      At December 31, 2003, R. J. Reynolds International Business Group, Inc. held forward currency exchange contracts for a net purchase of 1.9 million British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. The insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

      See notes 7 and 12 to consolidated financial statements for additional disclosures of fair value for short-term investments and long-term debt.

Credit Risk

      RJR and its subsidiaries minimize counterparty credit risk related to their financial instruments by using major institutions with high credit ratings.

Note 15 — Stockholders’ Equity

      RJR’s authorized capital stock at December 31, 2003 consisted of 50 million shares of preferred stock, par value $.01 per share, and 290 million shares of common stock, par value $.01 per share. The preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, none of which is issued or outstanding, ranks senior to common stock as to dividends and liquidation preferences. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $0.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors declared a quarterly cash dividend of $0.875 per common share, or $3.50 on an annualized basis, an increase of 12.9%. Beginning with the second quarter of 2002, the board of directors declared a quarterly cash dividend of $0.95 per common share, or $3.80 on an annualized basis, an increase of 8.6%.

      The following tables summarize stock repurchases from November 1999 to December 31, 2003. These repurchases were made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. In April 2003, to increase financial flexibility, RJR suspended repurchases under its $1.0 billion repurchase program authorized by the board of directors in February 2002 and does not intend to reinstate this program in the foreseeable future.

      RJR continues to purchase stock through a program designed to repurchase shares related to tax liability concerning certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan. Shares held by RJR through repurchase programs shown in the following table, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s consolidated balance sheets.

Repurchases — 2003	Shares	Cost

		(In millions)
$1 billion authorization	1,441,460	$60
1999 LTIP tax withholding	348,414	15

Total during 2003	1,789,874	$75

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Remaining Authorization–$530 million	9,187,160	470
1999 LTIP tax withholding	Ongoing	467,488	21

Total as of December 31, 2003		31,225,387	$1,366

Note 16 —	Stock Plans

      As of December 31, 2003, RJR had two stock plans, the Amended and Restated Equity Incentive Award Plan for Directors, referred to as the EIAP, and the 1999 Long Term Incentive Plan, referred to as the 1999 LTIP.

      The EIAP currently provides for (1) grants of stock options and deferred stock units to outside directors upon becoming a director and (2) grants of deferred units on a quarterly and annual basis thereafter. Directors may elect to receive shares of common stock in lieu of their annual grant of deferred stock units. A maximum of 500,000 shares of common stock may be issued under this plan, of which 336,122 shares were available for grant as of December 31, 2003. Options granted upon becoming a director may be exercised between six months and ten years at a price that is the market value of the stock on the grant date. Effective in April 2000, the EIAP was amended to provide for quarterly grants of deferred stock units in lieu of annual grants of stock options. The annual stock option grants awarded prior to the amendment of the EIAP in April 2000 each fully vested in 2002 and are exercisable for ten years from the date of grant. Deferred stock units granted under the EIAP have a value equal to, and bear dividend equivalents at the same rate as, one share of RJR’s common stock at date of grant, and have no voting rights. The dividends are paid as additional units in an amount equal to the number of common shares that could be purchased with the dividends on the date of payment. As soon as practicable following his or her last year of service on the board, the director is paid in cash for the units granted quarterly and in common stock for the units granted annually, unless the director elects to receive cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the annual grants. Cash payments are based on the average closing price of RJR’s common stock during December of the year preceding payment.

      The 1999 LTIP provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, performance units and performance shares to key employees. The total number of shares of common stock authorized for grant under the 1999 LTIP is 8,000,000 shares, plus 5,772,814 shares issuable under the NGH Long Term Incentive Plan awards that, in connection with the spin-off, were converted into 5,456,114 RJR options and 316,700 shares of restricted common stock under the 1999 LTIP. Of this authorization, 4,526,941 shares were available for grant as of December 31, 2003.

      The spin-off did not change the values of the option grants, ratios of exercise price to market value, vesting provisions or exercise periods. The five-year vesting provisions of the restricted shares was identical for those held by continuing employees of RJR and its subsidiaries and lapsed on those held by employees of the sold international tobacco business and NGH. Restrictions lapsed on the remaining shares in 2003 and the unamortized portion of the grant in stockholders’ equity was fully amortized in 2003. Compensation expense related to the restricted shares held by continuing employees of RJR and its subsidiaries was insignificant in each of 2003, 2002 and 2001.

      In 1999, RJR granted 777,000 shares of restricted stock in tandem with 3,108,000 options, included in the following option table, to eligible employees under the 1999 LTIP. On each vesting date, each eligible employee will receive the portion of the tandem award with the highest value, the vesting shares of RJR common stock or tandem stock options, unless he or she has previously made an affirmative election otherwise. Generally, these shares may not be disposed of, or transferred while restricted during the three- to five-year vesting period. Of these restrictions, 126,250 will lapse in 2004, unless the shares are forfeited. Since the date of grant, 591,374 shares have been forfeited and restrictions have lapsed on 59,376 shares. The market price of the stock on the grant date was charged to stockholders’ equity as unearned compensation and was amortized on a straight-line basis over the vesting periods through September 2000. Since the fourth quarter of 2000, it has been more probable that holders will forfeit the restricted stock grant at vesting and elect to exercise the related tandem options. Accordingly, amortization of the unamortized equity to compensation expense was suspended. During the 2003 vesting process, holders of certain of these vesting shares elected stock. The unamortized equity portion of these shares resulted in a $1 million charge to compensation expense. The unamortized portion of the remaining shares vesting in 2003 and forfeited for options was eliminated, and the previously recognized compensation expense was credited to paid-in capital. During 2003, compensation expense was $2 million, including the amortization expense on vesting shares, dividends paid on unvested restricted shares and the reversal of previous compensation expense that resulted from the forfeiture of unvested restricted shares. During 2002, compensation expense was $1 million, including the dividends paid on unvested restricted shares and the reversal of previous compensation expense that resulted from the forfeiture of unvested restricted shares. During 2001, a reversal of previous compensation expense of $1 million resulted from the forfeiture of unvested restricted shares. The unamortized portion remaining in stockholders’ equity at December 31, 2003 was $3 million.

      In 2000, RJR granted 673,898 shares of restricted stock at $17.03 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. Since the date of grant, 82,715 shares were forfeited, and restrictions on the remaining shares lapsed in February 2003. Because the actual number of shares granted was based on certain performance factors, this grant was accounted for as a variable grant and, accordingly, the fair value was charged to stockholders’ equity as unearned compensation and was amortized over the three-year vesting period. Including amortization of performance shares and dividends on forfeited shares, the unamortized portion of the grant in stockholders’ equity was fully amortized in 2003, resulting in compensation expense of $1 million in 2003, a credit of $3 million in 2002 and an expense of $17 million in 2001.

      In 2001, RJR granted 304,590 shares of restricted stock at $52.96 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These restrictions will lapse in 2004, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. Since the date of the grant, 25,348 restricted shares have been forfeited and restrictions on 39,879 shares lapsed. During 2003, 2002 and 2001, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $7 million, $1 million and $6 million, respectively. The unamortized portion remaining in stockholders’ equity at December 31, 2003 was insignificant.

      In 2002, RJR granted 334,766 shares of restricted stock at $53.49 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2005, unless the related shares are forfeited. Because the actual number of shares granted may increase or decrease based on certain performance factors, this grant is accounted for as a variable grant and, accordingly, the fair value is being charged to stockholders’ equity as unearned compensation and is being amortized over the three-year vesting period. Since the date of the grant, 30,792 restricted shares were forfeited and restrictions on 16,155 shares lapsed. During 2003 and 2002, including amortization of expected performance shares and dividends on forfeited shares, compensation expense was $6 million and $2 million, respectively. The unamortized portion remaining in stockholders’ equity at December 31, 2003 was $7 million.

      In 2003, RJR granted 401,314 shares of restricted stock at $35.52 to eligible employees under the 1999 LTIP. Generally, these shares may not be disposed of or transferred during the three-year vesting period. These restrictions will lapse in 2006, unless the related shares are forfeited. The actual number of shares granted is fixed, and will not increase or decrease based on performance factors. The market price of the stock on the grant date was charged to stockholders’ equity as unearned compensation and is being amortized using the straight-line method over the three-year vesting period. Since the date of the grant, 128 restricted shares have been forfeited. Including dividends on forfeited shares, compensation expense was $2 million in 2003 and the unamortized portion remaining in stockholders’ equity at December 31, 2003 was $12 million.

      In the EIAP and the 1999 LTIP, for various price ranges, the weighted average characteristics of stock options outstanding and exercisable at December 31, 2003 were:

	Options Outstanding			Exercisable Options

		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$23.32 – $33.71	1,960,092	5.3	$29.11	1,455,092	$29.02
36.24 – 48.33	25,321	5.8	40.14	15,321	42.18
69.79 – 69.79	10,000	8.4	69.79	10,000	69.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in RJR’s stock options during 2003, 2002 and 2001 were:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	2,876,252	$29.31	4,393,776	$29.01	6,096,570	$28.76
Options granted	10,000	37.03	10,000	69.79	—	—
Options forfeited	(277,443)	30.88	(160,735)	29.14	(220,000)	27.50
Options exercised	(613,396)	28.28	(1,366,789)	28.65	(1,482,794)	28.23

Options outstanding at end of year	1,995,413	29.45	2,876,252	29.31	4,393,776	29.01

Exercisable at end of year	1,480,413	29.43	1,738,252	29.42	1,713,866	28.76

      Equity compensation plan information is as follows:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued Upon	Exercise Prices of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,917,013	$29.12	4,526,941
Equity Compensation Plans Not Approved by Security Holders(1)	78,400	37.56	336,122

Total	1,995,413	29.45	4,863,063

(1)	The EIAP is the only equity compensation plan not approved by RJR’s public stockholders. The EIAP was approved by RJR’s sole shareholder, NGH, prior to RJR’s spin-off on June 15, 1999.

      RJR adopted the prospective method of transition of SFAS No. 148 effective January 1, 2003. Accordingly, all compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003 will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended. No compensation expense has been recognized for stock options granted, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Retirement Benefits

      RJR and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most employees, and also provide certain health and life insurance benefits for retired employees and their dependents. The changes in benefit obligations and plan assets, as well as the funded status of these plans at December 31 were:

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Change in benefit obligation:
Obligation at beginning of year	$2,848	$2,529	$919	$740
Service cost	40	38	6	6
Interest cost	181	181	53	60
Actuarial loss	109	264	49	177
Plan amendments	6	5	(155)	—
Benefits paid	(204)	(194)	(63)	(71)
Settlements	(5)	(11)	—	—
Special termination benefits	71	34	—	—
Curtailment	10	2	5	7

Obligation at end of year	$3,056	$2,848	$814	$919

Change in plan assets:
Fair value of plan assets at beginning of year	$1,915	$2,160	$—	$—
Actual return on plan assets	488	(240)	—	—
Employer contributions	112	200	63	71
Benefits paid	(204)	(194)	(63)	(71)
Settlements	(5)	(11)	—	—

Fair value of plan assets at end of year	$2,306	$1,915	$—	$—

Funded status:
Funded status	$(750)	$(933)	$(814)	$(919)
Unrecognized transition asset	—	—	(3)	(9)
Unrecognized prior service cost	17	15	(133)	—
Unrecognized net actuarial loss	851	1,097	351	330

Net amount recognized	$118	$179	$(599)	$(598)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit — current liability	$(116)	$(100)	$(58)	$(82)
Accrued benefit — long-term liability	(493)	(660)	(541)	(516)
Intangible asset	17	16	—	—
Accumulated other comprehensive income	710	923	—	—

Net amount recognized	$118	$179	$(599)	$(598)

      Weighted-average assumptions used to determine benefit obligations at December 31:

	2003	2002

Discount rate	6.15%	6.40%
Rate of compensation increase	5.00%	5.00%

      The measurement date used for all plans was December 31, 2003.

      As of December 31, 2003, all of the pension plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets were $3,056 million, $2,913 million and $2,306 million, respectively. As of December 31, 2002, all of the pension plans experienced accumulated benefit obligations in excess of plan assets, for which the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,848 million, $2,673 million and $1,915 million, respectively.

				Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Components of total benefit cost (income):
Service cost	$40	$38	$35	$6	$6	$6
Interest cost	181	181	179	53	60	54
Expected return on plan assets	(187)	(222)	(220)	—	—	—
Amortization of transition asset	—	—	—	(6)	(6)	(6)
Amortization of prior service cost	1	(2)	(3)	(10)	—	—
Amortization of net loss (gain)	51	4	2	27	16	9

Net periodic benefit cost (income)	86	(1)	(7)	70	76	63
Curtailment/special benefits	87	37	—	(6)	7	—
Settlements	—	3	4	—	—	—

Total benefit cost (income)	$173	$39	$(3)	$64	$83	$63

      Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001

Discount rate	6.40%/6.50%(1)	7.40%	7.50%
Expected long-term return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	5.00%	5.00%	5.00%

(1)	A discount rate of 6.40% was used for the period from January 1, 2003 to August 31, 2003, and adjusted to a discount rate of 6.50% for the period from August 31, 2003 to December 31, 2003 to reflect the impact of the 2003 restructuring plan.

      The overall expected long-term rate of return on assets assumption is based on: (1) the target asset allocation for plan assets, (2) long-term capital markets forecasts for asset classes employed, and (3) active management excess return expectations to the extent asset classes are actively managed.

      SFAS No. 87 permits the delayed recognition of pension fund gains and losses in ratable periods of up to five years. RJR uses a five-year period wherein pension fund gains and losses are reflected in the pension calculation at 20% per year, beginning the year after the gains or losses occur. Recent stock market increases have partially offset prior year declines, which in turn resulted in a reduction of additional minimum pension liabilities through a benefit of $213 million, $137 million after tax, to other comprehensive income in 2003. Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

      In connection with the 2003 and 2002 restructuring plans, curtailment and special termination benefits costs were $87 million and $37 million for pension benefits, respectively, and $(6) million and $7 million for postretirement benefits, respectively.

      Plan assets are invested using a combination of active and passive investment strategies. Active strategies employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, style biases (equity investments), and interest rate bets (fixed income investments) against related benchmark indices, while focusing primarily on issue selection as a means to add value. Risk is controlled through diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Allowable investment types include U.S. equity, non-U.S. equity, fixed income and hedge funds. The U.S. equity fund is composed of common stocks of large, medium and small companies, which are predominantly U.S. based. The non-U.S. equity fund includes equity securities issued by companies domiciled outside the U.S. and in depository receipts, which represent ownership of securities of non-U.S. companies. The fixed income fund includes fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations; corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the fixed income assets can be in debt securities that are below investment grade. The hedge funds invest as a limited partner in portfolios of primarily public securities, including equities and fixed income.

      Futures are used to equitize cash held by investment managers in order to approach fully invested portfolio positions. Otherwise, a small number of investment managers employ limited use of derivatives, including futures contracts, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

      The target asset allocation is 45% U.S. equity investments, 20% non-U.S. equity investments, 25% fixed income investments and 10% hedge fund investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

      RJR’s pension plans weighted-average asset allocations at December 31, 2003, and 2002, by asset category were as follows:

	Plan Assets at
	December 31

	2003	2002

Asset Category
U.S. Equity securities	46%	42%
Non U.S. Equity securities	22%	18%
Debt securities	21%	26%
Hedge funds	9%	12%
Other	2%	2%

Total	100%	100%

      For 2003 measurement purposes, a 9.5% annual rate of increase in the pre-65 per capita cost of covered health care was used for the HMO plan. The rate was assumed to decrease to 9.0% for 2004 and then to decrease to an ultimate rate of 5.0% in 2013 and beyond. The 2003 annual rate of increase for post-65 per capita cost of covered care for the HMO plan was 12.5%, 11.5% for 2004, then decreasing to an ultimate rate of 5.0% in 2013 and beyond. Additionally, for the indemnity plan, a 10.0% annual rate of increase in the pre-65 per capita cost of covered health care was used for 2003. The rate was assumed to decrease to 9.5% for 2004, then decrease to a rate of 5.5% in 2013 and beyond. The annual rate of increase for post-65 per capita cost of covered care for the indemnity plan was 13.0% for 2003. The rate was assumed to decrease to 12.0% for 2004, then decreasing to an ultimate rate of 5.5% in 2013 and beyond.

      Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in assumed health-care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on Total of Service and Interest Cost Components	$2	$(2)
Effect on Benefit Obligation	34	(30)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RJR expects to contribute $116 million to its pension plans and $58 million to its post-retirement plan during 2004.

      Estimated future benefits payments:

	Pension	Postretirement
Year	Benefits	Benefits

2004	$219	$58
2005	326 (1)	64
2006	262	66
2007	229	66
2008	223	66
2009-2013	1,107	323

(1)	The increased pension benefits payments in 2005 include the assumption that a larger than normal portion of the employees downsized during the 2003 restructuring will request a lump sum payment of their retirement benefits at the end of their severance period.

      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Act. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. RJR sponsors retiree medical programs, which include coverage for prescription drugs. RJR has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require RJR to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

      RJR and its subsidiaries sponsor a qualified defined contribution plan, and following a participant’s contribution, match 50% based on a maximum of 6% of a participant’s compensation for participants hired prior to January 1, 2004. For participants hired after December 31, 2003, RJR will match 100% based on a maximum of 6% of a participant’s compensation. The expense related to this plan was $12 million in each of 2003, 2002 and 2001.

Note 18 — Segment Information

      RJR has one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2003. Those brands, and its other brands, including VANTAGE, MORE and NOW, are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

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

      On July 16, 2002, RJR, through its wholly owned subsidiary R. J. Reynolds Tobacco C.V., acquired a 50% interest in R.J. Reynolds-Gallaher International Sarl, a joint venture created with Gallaher Group Plc, to manufacture and market a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, is initially marketing its products in France, Spain, the Canary Islands and Italy, and in 2003, expanded into Andorra and Belgium. Its products are manufactured in Austria. As a part of the transaction, RJR Tobacco is licensing REYNOLDS, a new American-blend brand, to the joint venture. The investment is accounted for using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment Data:

	2003	2002	2001

Net sales:
RJR Tobacco	$5,024	$6,026	$6,195
All Other	243	185	74

Consolidated net sales	$5,267	$6,211	$6,269

Operating income:
RJR Tobacco	$(3,852)	$733	$926
All Other	77	73	25
Corporate expense	(66)	(27)	(33)

Consolidated operating income (loss)	$(3,841)	$779	$918

Assets:
RJR Tobacco	$7,498	$11,968	$13,233
All Other	800	693	269
Corporate	1,379	1,990	1,620

Consolidated assets	$9,677	$14,651	$15,122

Capital expenditures:
RJR Tobacco	$60	$94	$69
All Other	10	17	5

Consolidated capital expenditures	$70	$111	$74

Depreciation expense:
RJR Tobacco	$147	$180	$126	(1)
All Other	4	4	3

Consolidated depreciation expense	$151	$184	$129	(1)

Reconciliation to income (loss) from continuing operations before income taxes:
Operating income (loss)	$(3,841)	$779	$918
Interest and debt expense	111	147	150
Interest income	(29)	(62)	(137)
Other (income) expense	(5)	11	13

Income (loss) from continuing operations before income taxes	$(3,918)	$683	$892

(1)	Excludes $362 million amortization related to goodwill and trademarks, no longer amortized upon RJR Tobacco’s adoption of SFAS No. 142 on January 1, 2002.

      For further information related to restructuring and asset impairment charges, see note 4 to consolidated financial statements. For further information related to goodwill and trademark impairment, see note 1 to consolidated financial statements.

      Sales made by RJR Tobacco to McLane Company, Inc., a distributor to, and former affiliate of, Wal-Mart Stores, Inc., comprised 31%, 26% and 27% of RJR’s consolidated revenue in 2003, 2002 and 2001, respectively. No other customer accounted for 10% or more of RJR’s revenue during those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth

2003
Net sales	$1,218	$1,431	$1,384	$1,234
Gross profit	469	576	570	434
Net income (loss) from continuing operations	71	70	(3,451)	(379)
Discontinued operations, net of income taxes	—	—	—	122
Extraordinary item, net of income taxes	—	—	—	121
Net income (loss)	71	70	(3,451)	(136)
Per share data (1):
Basic:
Net income (loss) from continuing operations	0.84	0.84	(41.31)	(4.53)
Discontinued operations, net of income taxes	—	—	—	1.46
Extraordinary item, net of income taxes	—	—	—	1.45
Net income (loss)	0.84	0.84	(41.31)	(1.62)
Diluted:
Net income (loss) from continuing operations	0.84	0.83	(41.31)	(4.53)
Discontinued operations, net of income taxes	—	—	—	1.46
Extraordinary item, net of income taxes	—	—	—	1.45
Net income (loss)	0.84	0.83	(41.31)	(1.62)
2002
Net sales	$1,515	$1,705	$1,585	$1,406
Gross profit	633	729	600	517
Income (loss) from continuing operations	167	211	139	(99)
Discontinued operations, net of income taxes	—	—	—	40
Cumulative effect of accounting change, net of income taxes	(502)	—	—	—
Net income (loss)	(335)	211	139	(59)
Per share data (1):
Basic:
Income (loss) from continuing operations	1.83	2.35	1.58	(1.16)
Discontinued operations, net of income taxes	—	—	—	0.47
Cumulative effect of accounting change, net of income taxes	(5.49)	—	—	—
Net income (loss)	(3.66)	2.35	1.58	(0.69)
Diluted:
Income (loss) from continuing operations	1.79	2.29	1.56	(1.16)
Discontinued operations, net of income taxes	—	—	—	0.47
Cumulative effect of accounting change, net of income taxes	(5.37)	—	—	—
Net income (loss)	(3.58)	2.29	1.56	(0.69)

(1)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

Note 20 — Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of RJR’s $1.45 billion guaranteed, secured notes. The guarantors are direct or indirect, wholly owned subsidiaries of RJR, and have fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., Santa Fe and RJR’s other material subsidiaries, the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

Condensed Consolidating Statements of Income

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2003
Net sales	$—	$5,267	$58	$(58)	$5,267
Cost of products sold	—	3,263	13	(58)	3,218
Selling, general and administrative expenses	41	1,250	36	—	1,327
Fixture impairment	—	106	—	—	106
Restructuring and asset impairment charges	24	344	—	—	368
Goodwill and trademark impairment charge	—	4,089	—	—	4,089
Interest and debt expense	102	9	—	—	111
Interest income	(7)	(22)	—	—	(29)
Intercompany interest (income) expense	(9)	9	—	—	—
Intercompany dividend	(168)	(22)	—	190	—
Other expense (income), net	(18)	7	6	—	(5)

Income (loss) from continuing operations before income taxes	35	(3,766)	3	(190)	(3,918)
Provision for (benefit from) income taxes	(203)	(23)	(3)	—	(229)
Gain (loss) from discontinued operations	106	16	—	—	122

Income (loss) from continuing operations	344	(3,727)	6	(190)	(3,567)
Extraordinary item	—	121	—	—	121
Equity income (loss) from subsidiaries	(3,601)	15	14	3,572	—

Net income (loss)	$(3,257)	$(3,591)	$20	$3,382	$(3,446)

For the Year Ended December 31, 2002
Net sales	$—	$6,098	$170	$(57)	$6,211
Cost of products sold	—	3,740	49	(57)	3,732
Selling, general and administrative expenses	25	1,667	(229)	—	1,463
Restructuring and asset impairment charges	2	221	1	—	224
Trademark impairment charge	—	—	13	—	13
Interest and debt expense	136	11	—	—	147
Interest income	(11)	(49)	(2)	—	(62)
Intercompany interest (income) expense	(19)	155	(136)	—	—
Intercompany dividend	(1,098)	(644)	—	1,742	—
Other expense (income), net	(3)	13	1	—	11

Income from continuing operations before income taxes	968	984	473	(1,742)	683
Provision for (benefit from) income taxes	(71)	143	193	—	265
Equity income (loss) from subsidiaries	660	(286)	8	(382)	—

Income from continuing operations	1,699	555	288	(2,124)	418
Gain on sale of discontinued businesses, net of income taxes	—	40	—	—	40

Income before cumulative effect of accounting change	1,699	595	288	(2,124)	458
Cumulative effect of accounting change, net of income taxes	—	37	(539)	—	(502)

Net income (loss)	$1,699	$632	$(251)	$(2,124)	$(44)

For the Year Ended December 31, 2001
Net sales	$—	$6,269	$50	$(50)	$6,269
Cost of products sold	—	3,607	3	(50)	3,560
Selling, general and administrative expenses	32	1,749	(352)	—	1,429
Amortization of trademarks and goodwill	—	260	102	—	362
Interest and debt expense	138	12	—	—	150
Interest income	(4)	(129)	(4)	—	(137)
Intercompany interest (income) expense	(10)	274	(264)	—	—
Intercompany dividend	(1,632)	(698)	—	2,330	—
Other expense (income), net	(3)	16	—	—	13

Income from continuing operations before income taxes	1,479	1,178	565	(2,330)	892
Provision for (benefit from) income taxes	(51)	300	199	—	448
Equity income (loss) from subsidiaries	1,235	357	—	(1,592)	—

Income from continuing operations	2,765	1,235	366	(3,922)	444
Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$2,765	$1,235	$357	$(3,922)	$435

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2003
Cash flows from (used in) operating activities	$453	$1,202	$24	$(1,098)	$581

Cash flows from (used in) investing activities:
Purchases of short-term investments	(3)	(1)	—	—	(4)
Proceeds from short-term investments	400	92	—	—	492
Capital expenditures	—	(69)	(1)	—	(70)
Acquisition, net of cash acquired	—	(9)	—	—	(9)
Net proceeds from sale of business	—	6	—	—	6
Increase in equity investments	—	—	(36)	—	(36)
Proceeds from liquidation of trusts	—	99	—	—	99
Other, net	—	2	—	—	2
Intercompany notes receivable	(26)	272	—	(246)	—

Net cash flows from (used in) investing activities	371	392	(37)	(246)	480

Cash flows from (used in) financing activities:
Repurchase of common stock	(75)	—	—	—	(75)
Dividends paid on common stock	(323)	(1,093)	—	1,093	(323)
Repayments of long-term debt	(643)	(98)	—	—	(741)
Proceeds from exercise of stock options	17	—	—	—	17
Intercompany notes payables	123	(411)	37	251	—

Net cash flows from (used in) financing activities	(901)	(1,602)	37	1,344	(1,122)

Net change in cash and cash equivalents	(77)	(8)	24	—	(61)
Cash and cash equivalents at beginning of year	463	1,112	9	—	1,584

Cash and cash equivalents at end of year	$386	$1,104	$33	$—	$1,523

For the Year Ended December 31, 2002
Cash flows from operating activities	$824	$710	$721	$(1,766)	$489

Cash flows from (used in) investing activities:
Purchases of short-term investments	(504)	(4)	—	—	(508)
Proceeds from short-term investments	—	120	—	—	120
Capital expenditures	—	(98)	(13)	—	(111)
Acquisition, net of cash acquired	(339)	—	—	—	(339)
Other, net	—	18	—	—	18
Intercompany notes receivable	214	160	(386)	12	—

Net cash flows from (used in) investing activities	(629)	196	(399)	12	(820)

Cash flows from (used in) financing activities:
Repurchase of common stock	(511)	—	—	—	(511)
Dividends paid on common stock	(335)	(1,098)	(644)	1,742	(335)
Repayments of long-term debt	(43)	—	—	—	(43)
Proceeds from issuance of long-term debt	745	—	—	—	745
Proceeds from exercise of stock options	39	—	—	—	39
Intercompany notes payables	188	(536)	336	12	—

Net cash flows from (used in) financing activities	83	(1,634)	(308)	1,754	(105)

Net change in cash and cash equivalents	278	(728)	14	—	(436)
Cash and cash equivalents at beginning of year	185	1,734	101	—	2,020

Cash and cash equivalents at end of year	$463	$1,006	$115	$—	$1,584

For the Year Ended December 31, 2001
Cash flows from operating activities	$1,003	$895	$420	$(1,692)	$626

Cash flows from (used in) investing activities:
Purchases of short-term investments	—	(207)	—	—	(207)
Intercompany notes receivable	(5)	(9)	281	(267)	—
Other, net	—	(85)	(15)	—	(100)

Net cash flows from (used in) investing activities	(5)	(301)	266	(267)	(307)

Cash flows from (used in) financing activities:
Repurchase of common stock	(494)	—	—	—	(494)
Dividends paid on common stock	(320)	(994)	(698)	1,692	(320)
Repayments of long-term debt	(73)	—	—	—	(73)
Proceeds from exercise of stock options	45	—	—	—	45
Intercompany notes payables	15	(290)	8	267	—

Net cash flows used in financing activities	(827)	(1,284)	(690)	1,959	(842)

Net change in cash and cash equivalents	171	(690)	(4)	—	(523)
Cash and cash equivalents at beginning of year	14	2,424	105	—	2,543

Cash and cash equivalents at end of year	$185	$1,734	$101	$—	$2,020

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

December 31, 2003
Assets
Cash and cash equivalents	$386	$1,104	$33	$—	$1,523
Short-term investments	107	—	—	—	107
Assets held for sale	—	84	—	—	84
Other current assets	60	1,913	7	(363)	1,617
Trademarks, net	—	1,759	—	—	1,759
Goodwill, net	—	3,292	—	—	3,292
Intercompany notes receivable	386	3,320	13	(3,719)	—
Investment in subsidiaries	4,798	44	19	(4,861)	—
Other noncurrent assets	143	1,098	58	(4)	1,295

Total assets	$5,880	$12,614	$130	$(8,947)	$9,677

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	1,629	—	—	1,629
Other current liabilities	545	1,027	17	(363)	1,226
Intercompany notes payable	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	1,671	—	—	—	1,671
Other noncurrent liabilities	226	1,850	12	(4)	2,084
Stockholders’ equity	3,057	4,811	50	(4,861)	3,057

Total liabilities and stockholders’ equity	$5,880	$12,614	$130	$(8,947)	$9,677

December 31, 2002
Assets
Cash and cash equivalents	$463	$1,006	$115	$—	$1,584
Short-term investments	504	91	—	—	595
Assets held for sale	—	76	2	—	78
Other current assets	80	2,043	70	(458)	1,735
Trademarks, net	—	—	2,085	—	2,085
Goodwill, net	—	6,875	215	—	7,090
Intercompany notes receivable	360	174	3,436	(3,970)	—
Investment in subsidiaries	8,705	4,834	8	(13,547)	—
Other noncurrent assets	188	1,258	38	—	1,484

Total assets	$10,300	$16,357	$5,969	$(17,975)	$14,651

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$8	$—	$—	$8
Tobacco settlement and related accruals	—	1,536	7	—	1,543
Other current liabilities	1,233	1,079	22	(458)	1,876
Intercompany notes payable	257	3,369	344	(3,970)	—
Long-term debt (less current maturities)	1,755	—	—	—	1,755
Other noncurrent liabilities	339	1,669	745	—	2,753
Stockholders’ equity	6,716	8,696	4,851	(13,547)	6,716

Total liabilities and stockholders’ equity	$10,300	$16,357	$5,969	$(17,975)	$14,651

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

(a)	RJR’s chief executive officer and chief financial officer have concluded that RJR’s disclosure controls and procedures were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures.

(b)	There have been no significant changes in RJR’s internal controls that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      RJR’s Board of Directors is divided into three classes serving staggered terms of three years. The Class I directors have a term ending on the date of the 2006 annual meeting, the Class II directors have a term ending on the date of the 2004 annual meeting, and the Class III directors have a term ending on the date of the 2005 annual meeting. Pursuant to RJR’s Certificate of Incorporation, each class is to consist, as nearly as may reasonably be possible, of one-third of the total number of directors constituting the Board of Directors. Currently, each of Class I and Class III is composed of three directors, and Class II is composed of four directors.

Biographies of the Class I directors (terms expiring in 2006)

Mary K. Bush	Director since July 28, 1999	Age: 55

      Ms. Bush has been President of Bush International, a provider of advice on financial strategies and business development to commercial, industrial and financial companies, since its founding in 1991. Bush International also advises governments, internationally, on financial market matters. Prior to establishing Bush International, Ms. Bush held several positions in financial institutions and served two presidents of the United States as Alternate Executive Director of the International Monetary Fund and Managing Director of the Federal Housing Finance Board, the oversight body for the Federal Home Loan Banks. Ms. Bush also is a member of the boards of directors of Mortgage Guaranty Insurance Corporation, Brady Corporation and Millennium Chemicals, Inc., a trustee of the Pioneer Funds and a member of the Advisory Board of Washington Mutual Investors Fund.

John T. Chain, Jr.	Director since June 14, 1999	Age: 69

      General (Retired) Chain has been the Chairman of Thomas Group, Inc., an international management consulting firm, since May 1998 and has been a member of the board of directors of Thomas Group, Inc. since May 1995. He served as the President of Quarterdeck Equity Partners, Inc., an investor in the aerospace industry, from January 1996 to January 2003. He also served as Special Assistant to the Chairman of Burlington Northern Santa Fe Corporation, a major U.S. freight railroad, from November 1995 to March 1996, and as an Executive Vice President of Burlington Northern from 1991 to November 1995. For more than five years prior to that time, he served as a General (Commander-in-Chief, the Strategic Air Command) in the United States Air Force. General Chain is a member of the boards of directors of ConAgra Foods, Inc., Northrup Grumman Corporation, Kemper Insurance and Thomas Group, Inc. He also was a member of the board of directors of RJR Nabisco, Inc. (now known as RJR) from 1994 until June 14, 1999, and he was a member of the board of directors of Nabisco Group Holdings Corp., the former parent of RJR, from 1994 to December 2000.

Thomas C. Wajnert	Director since June 14, 1999	Age: 60

      Mr. Wajnert has been Managing Director of Fairview Advisors, LLC, a merchant bank, since January 2002. He was Chairman and Chief Executive Officer of SEISMIQ, Inc., a provider of advanced technology to the commercial finance and leasing industry, from its founding in April 2000 until December 2001. Mr. Wajnert also has been the Chairman of, and a significant investor in, EPIX Holdings, Inc., a professional employer organization, since March 1998, where he also served as Chief Executive Officer from March 1998 to April 1999. Previously, Mr. Wajnert was Chairman of the board of directors from January 1992 until December 1997, and Chief Executive Officer from November 1984 until December 1997, of AT&T Capital Corporation, a commercial finance and leasing company. He was self-employed from December 1997 to March 1998. Mr. Wajnert serves on the board of directors of JLG Industries, Inc.

Biographies of the Class II directors (terms expiring in 2004)

A.D. Frazier, Jr.	Director since June 14, 1999	Age: 59

      Mr. Frazier has been President and Chief Operating Officer and a member of the board of directors of Caremark Rx, Inc., a publicly traded pharmacy benefit management company, since August 2002. He served as Chief Executive Officer of the Chicago Stock Exchange from March 2001 until August 2001, and as Chairman of the Board and Chief Executive Officer of the Chicago Stock Exchange from September 2001 to August 2002. Prior to joining the Chicago Stock Exchange, Mr. Frazier was a Global Partner and member of the Board of Directors of AMVESCAP PLC, a quoted worldwide fund manager and the parent company of INVESCO, Inc., from November 1996 to March 2001. He served as President and Chief Executive Officer of INVESCO, Inc., an investment manager, from April 1997 to December 2000. From March 1991 until November 1996, Mr. Frazier was Chief Operating Officer of the Atlanta Committee for the Olympic Games. Mr. Frazier is a member of the boards of directors of Caremark Rx, Inc. and Apache Corporation.

E.V. (Rick) Goings	Director since June 5, 2002	Age: 58

      Mr. Goings has been Chairman and Chief Executive Officer of Tupperware Corporation, a worldwide direct-selling consumer products company, since October 1997, and served as its President and Chief Operating Officer from November 1992 until October 1997. Prior to joining Tupperware, Mr. Goings served at Avon Products Inc., a leading direct seller of beauty and related products, from 1985 to November 1992, where he held a number of senior management positions: in Europe as President of Avon Germany, in the Pacific Rim as Group Vice President and Senior Operating Officer, and ultimately in the United States as President of Avon USA. Mr. Goings is a member of the boards of directors of Tupperware Corporation, Circuit City Stores, Inc., Rollins College and Sun Trust Bank, Central Florida, N.A., and is the former National Chairman, and current Vice Chairman, of the Board of Governors for the Boys and Girls Clubs of America.

Nana Mensah	Director since June 14, 1999	Age: 51

      Mr. Mensah has been the Chief Operating Officer-Domestic of Church’s Chicken, a division of AFC Enterprises, Inc. and one of the world’s largest quick-service restaurant chains, since August 2003. Mr. Mensah was President, U.S. Tax Services of H&R Block Inc., a tax, mortgage and financial services company, from January 2003 until March 2003. He also was the Chairman and Chief Executive Officer of “XPORTS, Inc., a privately held company that exports agricultural products, pharmaceuticals and construction materials to foreign markets, from April 2003 until July 2003 and from October 2000 until December 2002, and was a management consultant from October 1999 to September 2000. Previously, Mr. Mensah served as President and Chief Operating Officer of Long John Silver’s Restaurants, Inc., the world’s largest chain of seafood quick-service restaurants, from 1997 until it was sold under his auspices in October 1999. From 1994 until 1997, he served as Senior Vice President, Operations and Concept Development of PepsiCo Restaurants International, the international holding company, at that time, for KFC, Pizza Hut and Taco Bell. Mr. Mensah is the Co-Chair on the Board of Advisors of the College of Human Environmental Sciences for the University of Kentucky, and is a Distinguished Fellow at Georgetown College in Kentucky. He also is a member of the Board of Trustees of the Lexington Philharmonic Society and God’s Pantry.

Robert S. (Steve) Miller, Jr.	Director since July 1, 2003	Age: 62

      Mr. Miller has been non-executive Chairman of the Board of Federal-Mogul, Inc., an auto parts supplier, since January 2004. Previously, he served in a number of corporate restructuring situations. Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a global steel manufacturer, from September 2001 until January 2004, and served as Chairman of Federal-Mogul from September 2000 until October 2001 and as chief executive officer from September 2000 until January 2001. From February 2000 until September 2000, Mr. Miller served as special advisor to Aetna, Inc., a health insurer, and from November 1999 until February 2000, he served as President and a director of Reliance Group Holdings, Inc., a property and casualty insurance company. Mr. Miller served as President and Chief Executive Officer of Waste Management, Inc., a waste transporter, from August 1999 until November 1999 and as non-executive Chairman of the Board of Waste Management from July 1998 until May 1999. Mr. Miller currently is a member of the Board of Directors of Federal-Mogul, Inc., United Air Lines, Inc., Pope & Talbot, Inc., Symantec Corp. and Waste Management, Inc.

Biographies of the Class III directors (terms expiring in 2005)

Denise Ilitch	Director since June 14, 1999	Age: 48

      Ms. Ilitch has been the President of Ilitch Holdings, Inc., a privately held company that oversees the management and operations of Little Caesar Enterprises, the Detroit Tigers baseball team, the Detroit Red Wings hockey team, Olympia Entertainment, Blue Line Distributing, Little Caesars Pizza Kit Fundraising Program, Champion Foods, Olympia Development and Uptown Entertainment, since June 2000. Previously, Ms. Ilitch served as Executive Vice President for Ilitch Holdings, Inc., and since 1997, has been the Vice Chairwoman of Little Caesar Enterprises, Inc., one of the top international pizza chains with restaurants on five continents, where she has been part of the senior management team for nearly 25 years. She also is the President of Olympia Development, where she directs development efforts in downtown Detroit. Ms. Ilitch serves on the board of directors for the Atanas Ilitch Osteosarcoma Foundation and Ilitch Charities for Children. She is a Detroit Red Wings Alternate Governor for the National Hockey League and is a representative of ownership of the Detroit Tigers and member of Major League Baseball. In 2003, Michigan Governor Jennifer Granholm appointed Ms. Ilitch to a four-year post as a Board member of the Michigan Economic Growth Authority (MEGA).

Andrew J. Schindler	Director since June 14, 1999	Age: 59

      Mr. Schindler has served as Chief Executive Officer of RJR Tobacco since 1995 and as President and Chief Executive Officer of RJR since June 1999. He has served as a director of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President — Operations of RJR Tobacco in 1989 and was elected Executive Vice President — Operations of RJR Tobacco in 1991. Mr. Schindler served as Chief Operating Officer of RJR Tobacco from 1994 until 1995 and as its President from 1994 until January 2002. He is a member of the board of trustees of Wake Forest University, and the boards of directors of the R. J. Reynolds Foundation, Winston-Salem Business, Inc. and !dealliance (formerly the North Carolina Emerging Technology Alliance). Mr. Schindler also is Chairman of the Winston-Salem Alliance.

Joseph P. Viviano	Director since June 14, 1999	Age: 65

      Mr. Viviano served as the Vice Chairman of Hershey Foods Corporation, a chocolate and confectionery manufacturer, from January 1999 until his retirement in April 2000. Previously, Mr. Viviano had been President and Chief Operating Officer of Hershey Foods Corporation from 1994 through 1998. He is a member of the boards of directors of Chesapeake Corporation, Huffy Corporation, Harsco Corporation and RPM, Incorporated.

Executive Officers and Certain Significant Employees

      The executive officers and certain significant employees are:

      Andrew J. Schindler. Mr. Schindler, 59, has served as Chief Executive Officer of RJR Tobacco since 1995 and as President and Chief Executive Officer of RJR since June 1999. Mr. Schindler has served as Director of RJR Tobacco since 1989, and as Chairman of the Board of RJR and RJR Tobacco since July 1999. Mr. Schindler joined RJR in 1974. He became Senior Vice President — Operations of RJ Tobacco in 1989 and was elected Executive Vice President — Operations of RJR Tobacco in 1991. Mr. Schindler served as Chief Operating Officer of RJR Tobacco from 1994 until 1995 and as its President from 1994 until January 2002. Previously, he achieved the rank of captain in the U.S. Army, where he held command and staff positions in the United States and Vietnam. Mr. Schindler currently serves as Chairman of the Winston-Salem Alliance. He is a member of the Board of Trustees of Wake Forest University and the boards of directors of Winston-Salem Business, Inc. and !dealliance (formerly the North Carolina Emerging Technology Alliance).

      Thomas R. Adams. Mr. Adams, 53, has been Senior Vice President and Controller of RJR and RJR Tobacco since June 1999. From 1985 until 1999, he was Partner at the accounting firm of Deloitte & Touche LLP. Mr. Adams is a member of the board of directors of Technology Concepts & Design, Inc., an affiliate of RJR. He is a member of the Old Hickory Council of the Boy Scouts of America.

      Lynn J. Beasley. In January 2002, Ms. Beasley, 46, was promoted to President and Chief Operating Officer of RJR Tobacco, after serving as Executive Vice President — Marketing since 1997, and has been Director of RJR Tobacco since March 2000. Ms. Beasley joined RJR Tobacco in 1982 as a marketing assistant. After holding a number of positions at RJR Tobacco, she became Senior Vice President of the WINSTON/CAMEL business unit in 1993. From 1995 until 1997, she was Senior Vice President of brand marketing for WINSTON, CAMEL and SALEM. Ms. Beasley is a member of the board of directors of The Scotts Company. Ms. Beasley is a member of the board of trustees of Senior Services, the board of directors of Tanglewood Park Foundation, and the Winston-Salem State University Business Advisory Council for the School of Business and Economics.

      Charles A. Blixt. Mr. Blixt, 52, has been Executive Vice President and General Counsel of RJR Tobacco since 1998 and Executive Vice President, General Counsel and Assistant Secretary of RJR since June 1999. He was Senior Vice President and General Counsel of RJR Tobacco from 1995 until 1998. Mr. Blixt served as Director of RJR Tobacco from 1995 until March 2000. He joined RJR Tobacco as Associate Counsel — Litigation in 1985. Mr. Blixt is a member of the board of directors of Technology Concepts & Design, Inc. and Targacept, Inc., both of which are affiliates of RJR. He also serves on the board of trustees of Salem College and Academy and the Board of Visitors of Wake Forest University School of Law.

      Frances V. Creighton. In January 2004, Ms. Creighton, 52, was promoted to Executive Vice President — Marketing at RJR Tobacco. She was previously Senior Vice President — Marketing during 2002 and 2003, after serving as Vice President of RJR Tobacco’s Camel business unit since 1997. She joined RJR Tobacco in 1981 as a marketing research analyst. Through a series of promotions, she became senior marketing manager in 1990 and marketing director in 1994. Ms. Creighton serves as Secretary of the board of directors of the local chapter of the American Red Cross and is a member of the board of directors for the United Way of Forsyth County.

      McDara P. Folan, III. Mr. Folan, 45, joined RJR in June 1999 as Vice President, Deputy General Counsel and Secretary. He also was Vice President, Deputy General Counsel and Secretary of RJR Tobacco from June 1999 to March 2000, and currently serves as Assistant Secretary of RJR Tobacco. From 1992 until 1999, Mr. Folan served as Vice President, Secretary and General Counsel for Allen Telecom Inc., a manufacturer and distributor of wireless communications equipment, in Cleveland, Ohio. Mr. Folan serves on the City of Winston-Salem/Forsyth County Planning Board, the board of directors of the Piedmont Triad Chapter of the Juvenile Diabetes Research Foundation and the Advisory Board for Brenner Children’s Hospital.

      L. Joe Inman. In July 2002, Mr. Inman, 53, was promoted to Executive Vice President — Operations of RJR Tobacco after serving as Vice President — Manufacturing for eight years. Joining RJR Tobacco in 1969, he began as an employee in the manufacturing department. Mr. Inman held a number of positions in production and research and development before becoming Director — Brands for Research and Development in 1992. He was named Director — Manufacturing the following year and was promoted to Vice President — Manufacturing in 1994.

      Ann A. Johnston. In January 2002, Ms. Johnston, 50, was promoted to Executive Vice President — Human Resources of RJR and of RJR Tobacco after serving as Vice President — Human Resources of RJR Tobacco since 1998. She joined RJR Tobacco in 1988 as a compensation manager, and was promoted to personnel manager in 1989 and to director of compensation/benefits/HRIS in 1993. Ms. Johnston also serves as Chairman of the board of directors for Allegacy Federal Credit Union, is a member of the Alumni Council for the Babcock Graduate School of Management of Wake Forest University, and serves on the boards of directors of the Winston-Salem Symphony and the Winston-Salem Industries for the Blind.

      Lynn L. Lane. In June 1999, Ms. Lane, 52, rejoined RJR as Senior Vice President and Treasurer and was named Senior Vice President and Treasurer of RJR Tobacco. She joined RJR in 1973 and was promoted to Vice President and Assistant Treasurer of RJR in 1991. In 1995, she was named Vice President and Treasurer of R.J. Reynolds Tobacco Worldwide. From 1996 until 1999, Ms. Lane was Vice President — Treasurer and Investor Relations of Burlington Industries, a manufacturer and distributor of fabrics and other textile products. She also serves on the board of directors of the R. J. Reynolds Foundation, the board of trustees of Greensboro College and is the Chair of the East Carolina University Foundation Board.

      James V. Maguire. In July 1999, Mr. Maguire, 52, was promoted to Executive Vice President — Sales of RJR Tobacco, after serving as Senior Vice President — Sales of RJR Tobacco since 1994, and has been Director of RJR Tobacco since March 2000. He joined RJR Tobacco in 1973 as a sales representative, and after holding a number of positions at RJR Tobacco and RJR, he became Vice President of Sales and Marketing Development of RJR Tobacco in 1993.

      Dianne M. Neal. Ms. Neal, 44, has been Executive Vice President and Chief Financial Officer of RJR since July 2003, after serving as Vice President — Investor Relations of RJR since 1999. Ms. Neal joined RJR Tobacco in 1988 and held a number of financial management positions within various RJR Tobacco business units. In 1997, she was promoted to Vice President and Controller. She is a member of the board of Southern Community Bank and Trust and the Business Advisory Board of UNCG’s Bryan School of Business and Economics.

      Tommy J. Payne. Mr. Payne, 47, assumed his current positions as Executive Vice President — External Relations of RJR Tobacco and of RJR in July 1999, after serving as Senior Vice President — External Relations of RJR Tobacco since 1998 and of RJR since June 1999. He joined RJR in 1988 and was promoted to Director of Federal Government Affairs in 1995. From 1995 until 1998, he was Vice President — Federal Government Affairs of RJR Tobacco in Washington, D.C. Mr. Payne serves on the boards of trustees of Winston-Salem State University and the Southeast Center for Contemporary Art, the North Carolina Community Colleges Foundation Board of Advisors and the board of directors of the R. J. Reynolds Foundation.

      Richard M. Sanders. In connection with RJR’s acquisition of Santa Fe Natural Tobacco Company, Inc., in January 2002, Mr. Sanders, 50, was named President and Chief Executive Officer of Santa Fe. From December 1999 until January 2002, he served as Senior Vice President — Marketing of RJR Tobacco while continuing his role as President — Sports Marketing Enterprises, a division of RJR Tobacco. Mr. Sanders joined RJR Tobacco in Marketing in 1977 and has held several positions during his career, including Vice President — Advertising and Brand Management, Vice President — Marketing and Sales Operations and Area Vice President — Sales. He is Chairman of the board of directors of the Natural American Spirit Foundation and serves on the board of directors of Santa Fe Economic Development, Inc. and Minnesota Resources.

      David E. Townsend. In October 2000, Dr. Townsend, 56, was promoted to Executive Vice President — Research and Development of RJR Tobacco after serving as Vice President of the Research and Development Product Development and Assessment Group of RJR Tobacco since 1997. He joined RJR Tobacco in 1977 and, after holding a number of positions at RJR Tobacco, was promoted to Senior Principal Scientist of RJR Tobacco in 1995, and to Director of Product Development and Assessment of RJR Tobacco in 1996.

Committees of the Board of Directors

      The business and affairs of RJR are managed under the direction of its Board of Directors. The standing committees of the Board are the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. All of the standing committees of the Board are composed of non-management directors, who are “independent,” as that term is defined by the SEC and NYSE listing standards. See “— Determination of Independence of Directors” below, for a discussion of the standards adopted by RJR’s Board of Directors to assist it in its determination of director independence.

      The current members of the Audit Committee are Thomas C. Wajnert (Chair), A.D. Frazier, Denise Ilitch, Nana Mensah and Robert S. (Steve) Miller, Jr. RJR’s Board of Directors has determined that Mr. Wajnert meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and that Mr. Wajnert is “independent,” as that term is defined by the SEC and NYSE listing standards.

      The current members of the Compensation Committee are Joseph P. Viviano (Chair), Mary K. Bush, General John T. Chain, Jr. and E.V. (Rick) Goings.

      The current members of the Corporate Governance and Nominating Committee are General John T. Chain, Jr. (Chair), Mary K. Bush, A.D. Frazier, Jr., Joseph P. Viviano and Thomas C. Wajnert.

      Copies of the charters of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee, as well as RJR’s Standards of Business Conduct and Current Board of Directors Practices on Certain Corporate Governance Issues, can be found in the “Inside RJRTH” section of the www.RJRHoldings.com web site, under “Corporate Governance,” or can be requested, free of charge, by writing to the Office of the Secretary, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, Winston-Salem, North Carolina 27102-2866.

      RJR’s Current Board of Directors Practices on Certain Corporate Governance Issues provides that each Board meeting agenda shall include time for an executive session with only non-employee directors present. When only non-employee directors are meeting, the director whose committee chairmanship makes him or her most appropriate to lead a discussion of the subject matter at hand presides. Otherwise, the Chair of the Corporate Governance and Nominating Committee presides. Stockholders may communicate directly with the non-management directors as a group by writing to the Chair of the Corporate Governance and Nominating Committee, R.J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, Winston-Salem, North Carolina 27102-2866.

Determination of Independence of Directors

      The NYSE listing standards require that all listed companies have a majority of independent directors. For a director to be “independent” under the NYSE listing standards, the board of directors of a listed company must affirmatively determine that the director has no material relationship with the company, or its subsidiaries or affiliates, either directly or as a partner, shareholder or officer of an organization that has a relationship with the company or its subsidiaries or affiliates. In accordance with the NYSE listing standards, RJR’s Board of Directors has adopted the following standards to assist it in its determination of director independence:

•	A director who is an employee, or whose immediate family member is an executive officer, of RJR, or its subsidiaries or affiliates, is not independent until three years after the end of such employment relationship.

•	A director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from RJR, or its subsidiaries or affiliates, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.

•	A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of RJR is not independent until three years after the end of the affiliation or the employment or auditing relationship.

•	A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of RJR’s, or its subsidiaries’ or affiliates’, present executives serve on that company’s compensation committee is not independent until three years after the end of such service or the employment relationship.

•	A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, RJR, or its subsidiaries or affiliates, for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2 percent of such other company’s consolidated gross revenues, is not independent until three years after falling below such threshold.

      These standards are contained in RJR’s Current Board of Directors Practices on Certain Corporate Governance Issues, which can be found in the “Inside RJRTH” section of the www.RJRHoldings.com web site, under “Corporate Governance,” or can be requested free of charge, by writing to the Office of the Secretary, R.J. Reynolds Tobacco Holdings, Inc., P. O. Box 2866, Winston-Salem, North Carolina 27102-2966.

      The Board of Directors has determined that the following directors meet RJR’s standards of independence described above: Mary K. Bush, General John T. Chain, Jr., A. D. Frazier, Jr., E. V. (Rick) Goings, Denise Ilitch, Nana Mensah, Robert S. (Steve) Miller, Jr., Joseph P. Viviano and Thomas C. Wajnert.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires RJR’s directors and executive officers and persons who own more than 10% of RJR’s common stock, referred to as reporting persons, to file initial statements of beneficial ownership, on Form 3, and statements of changes in beneficial ownership, on Forms 4 or 5, of RJR common stock with the SEC and the NYSE. These reporting persons are required by SEC regulation to furnish RJR with copies of all Forms 3, 4 and 5 they file with the SEC and the NYSE.

      Based solely on RJR’s review of the copies of the forms that it has received, and on written representations from certain reporting persons that no additional forms were required, RJR believes that all of its reporting persons complied with these filing requirements for transactions that occurred during 2003.

Code of Ethics

      RJR has adopted a code of ethics, its Standards of Business Conduct, which applies to all directors, officers and employees of RJR and its subsidiaries, including RJR’s chief executive officer, chief financial officer and controller. The Standards of Business Conduct can be found in the “Inside RJRTH” section of the www.RJRHoldings.com web site, under “Corporate Governance,” or can be requested free of charge by writing to the Office of the Secretary, R.J. Reynolds Tobacco Holdings, Inc., P. O. Box 2866, Winston-Salem, North Carolina 27102-2866.

      Any amendment to, or waiver from, a provision of the Standards of Business Conduct that applies to RJR’s chief executive officer, chief financial officer or controller, or persons performing similar functions for RJR, will be disclosed on the www.RJRHoldings.com web site within five business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Director Compensation

      RJR provides the following compensation to its outside directors for their service as directors:

Annual Retainers and Fees

•	Each outside director receives an annual retainer of $50,000. In addition, the committee chairs receive the following annual retainers: Audit Committee, $5,000; Compensation Committee, $7,500; and Corporate Governance and Nominating Committee, $5,000.

•	Outside directors receive the following attendance fees for each Board or committee meeting attended, including designated days during which the Board or a committee of the Board conducts RJR’s business: Board of Directors, $1,250; Audit Committee, $1,500; Compensation Committee, $1,350; and Corporate Governance and Nominating Committee, $1,250.

•	RJR also reimburses directors for actual expenses incurred in connection with attendance at Board and committee meetings, including transportation and lodging expenses.

Deferred Compensation Plan

      Under the Deferred Compensation Plan for Directors of RJR, outside directors may defer payment of their compensation for services as Board or committee members until termination of service as a director or until a selected year in the future. Participating directors may elect to direct RJR to credit deferred amounts in 25% increments to a cash account, a stock account or a combination of both. The Plan provides that amounts deferred to the cash account earn interest at the prime rate as set by Morgan Guaranty Trust Company of New York, and amounts deferred to the stock account mirror the performance of, and receive dividend equivalents based on, RJR common stock. Participating directors are entitled to receive cash distribution of the balance in their accounts in full on the deferral date or in up to ten annual installments commencing on the deferral date.

Equity Awards

      Upon becoming a director, each outside director receives under the Equity Incentive Award Plan for Directors of RJR and Subsidiaries, referred to as the EIAP, an option to purchase 10,000 shares of RJR common stock. The options have an exercise price equal to the fair market value of RJR common stock on the date of grant. The options are not exercisable for six months following the date of grant, but thereafter are exercisable for 10 years from the date of grant. Under this provision of the EIAP, Mr. Miller received a stock option to purchase 10,000 shares of RJR common stock at an exercise price of $37.03 upon his election to the Board on July 1, 2003.

      On the date of his or her election to the Board of Directors and on the date of each annual meeting of stockholders thereafter, under the EIAP, each outside director also receives a grant of 1,000 deferred common stock units, unless the director elects to receive instead 1,000 shares of RJR common stock. In addition, under the EIAP, each eligible director receives a quarterly grant of deferred common stock units on the last day of each calendar quarter, determined by the following formula: $10,000 divided by the average closing price of a share of RJR common stock for each business day during the last month of such calendar quarter. If a director has served for less than the entire quarter, the number of units is pro-rated.

      The deferred common stock units bear dividends at the same rate as RJR common stock, but the dividends are paid in the form of additional deferred common stock units. The deferred common stock units have no voting rights. A director will receive payment of his or her deferred common stock units as soon as practicable following his or her last year of service on the Board of Directors. At the election of the director, the payment of annual grants may be made in cash or in RJR common stock. Distribution of the deferred common stock units received in connection with a quarterly award will be made only in cash. Distributions may be made in one lump sum or in up to 10 annual installments. Cash payments generally are based on the average closing price of RJR common stock during December of the year preceding payment.

      RJR does not compensate any director who is an employee of RJR or any of its subsidiaries in his or her capacity as a director.

Other Benefits

      RJR offers outside directors life insurance having a death benefit up to $100,000, a matching grants program and supplemental insurance programs, and reimburses outside directors for the fees and expenses incurred by them in connection with their attendance at seminars or training courses related to their role as directors of a public company.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee consists of Ms. Bush, General Chain and Messrs. Goings and Viviano. During 2003, there were no Compensation Committee interlocks or insider participation.

Compensation Committee Report on Executive Compensation

      Pursuant to the proxy rules adopted by the SEC designed to enhance disclosure of public companies’ policies toward executive compensation, the Compensation Committee of RJR’s Board of Directors submits the following report:

      This report is submitted to the stockholders by the Compensation Committee (the “Committee”) of the Board of Directors and reflects the executive compensation policies and practices of RJR and its subsidiaries during 2003. The Committee is responsible for executive compensation and oversees the administration of RJR’s executive compensation programs and plans. The Committee reports regularly to the Board of Directors, and the Board is periodically asked to approve or ratify Committee actions. During 2003, the Committee consisted of directors who were not employees of the Company or any of its subsidiaries, and who, therefore, were not eligible to participate in any of the Company’s executive compensation programs or plans.

Executive Compensation Principles and Policies

      In determining the amounts, composition and terms and conditions of the compensation for executive officers of RJR in 2003, the Committee was guided by two principles: (1) compensation opportunities must enable RJR to attract and retain individuals with the high caliber of talent and skills critical to RJR’s success and (2) a substantial portion of each executive officer’s compensation must be tied to quantifiable measures of RJR’s financial performance and/or stock price performance. These principles are reflected in the actions discussed below relating to salaries, annual incentives and long-term incentives.

      As noted in Compensation Committee reports in prior years, the federal tax code limits the ability of publicly traded companies to secure an income tax deduction for compensation paid to highly compensated individuals. Although the Committee has taken, and intends to continue taking, actions to limit the impact of this law, the Committee believes that the tax deduction is only one of several considerations in setting compensation and that the tax deduction limitations should not be permitted to compromise RJR’s ability to design and maintain executive compensation arrangements that will attract and retain the executive talent required to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may occasionally result in some compensation that is not deductible for federal income tax purposes.

Major Compensation Components

      The compensation program for executive officers is composed of base salary, annual and long-term performance-based incentive compensation, and benefits. In determining appropriate compensation plans and levels, the Committee relies on outside consultants who report directly to the Committee and who provide survey and other data regarding compensation practices of companies that are representative of the size and type of company with which RJR competes in the marketplace for executive talent. This is generally a broader and more diverse group of companies than used for the peer company index in the performance graph mandated by the Securities and Exchange Commission, which appears on page xx of this report. The base salary and targeted incentive compensation levels of comparator companies are among several factors the Committee considers in determining appropriate base salary and targeted incentive compensation levels of executive officers of RJR, as described below.

Annual Compensation

      The annual compensation for each of the named executive officers is composed of salary and an annual targeted bonus opportunity. In general, executive officers’ salaries are targeted to reflect the median of competitive practices, as reflected in survey data used by the Committee for comparison purposes. Annual compensation levels (salaries plus an annual target bonus opportunity) are generally set between the 50th and 75th percentile of the compensation practices of comparator companies. A senior executive will receive an increase in salary and/or annual target bonus opportunity only when performance warrants, or the Committee determines that either a change in the individual’s responsibilities or in competitive or market conditions warrant such an action. Ms. Beasley, Ms. Neal and Messrs. Schindler, Blixt, Maguire and Bogan each received base salary increases during 2003 based on performance, job responsibilities and comparisons of survey data.

      The annual bonus amounts shown in the Summary Compensation Table for the named executive officers were based on ratings of RJR’s financial performance, market share performance and achievement of cost savings targets during 2003. The measure of financial performance was net income. For 2003, the Company’s performance under the annual bonus program provided a maximum bonus opportunity of 150% of the target bonus opportunity.

Long-term Compensation

      The Committee utilizes a mix of various forms of stock-based and multi-year incentive opportunities to motivate executives to maintain a longer-term perspective.

      In 2003, long-term grants were made in the form of restricted stock and performance units. The initial dollar value of each recipient’s total grant, which was competitively determined, was split into two parts. Fifty percent of the initial grant value was converted into restricted shares of the Company’s common stock after the value of dividends projected to be paid over three years was considered. The other 50% of the total initial grant value was converted into performance units, with each performance unit having a stated value of $1.00. The restriction period for the shares of restricted stock is three years, and the performance period for the performance units is three years. Both awards vest after three years if the Company pays to its stockholders a dividend of at least $0.95 per share per quarter for each of the 12 quarters of the restriction/performance period (the “threshold performance requirement”), unless the Board of Directors approves vesting of all or part of the grant when a lower dividend is paid for one or more quarters during the restriction/performance period. Otherwise, the grants do not vest and are forfeited. At the end of the restriction/performance period, if the threshold performance requirement is met, the original number of performance units will be multiplied by the average of the total weighted annual bonus program scores for each year of the three-year restriction/performance period to determine the final award levels. (See footnote 5 to the Summary Compensation Table and the Long-Term Incentive Plans — Awards in Last Fiscal Year table for a more detailed description of the restricted stock and performance units referred to here.)

Chief Executive Officer’s Compensation

      Mr. Schindler’s compensation for 2003 was based on his performance, competitive market data and the Company’s financial performance, market share performance and achievement of cost savings targets.

      Effective March 1, 2003, the Committee approved an increase in Mr. Schindler’s annual base salary from $1,050,000 to $1,081,500, based on the above-mentioned factors and survey data of comparison companies. The Committee approved a bonus of $1,285,000 for Mr. Schindler for 2003, based on ratings for the

Company’s financial performance, market share performance and achievement of cost savings targets under the annual bonus plan.

      Under the long-term compensation structure described above, Mr. Schindler was awarded a 2003 grant that had an initial grant value of $4,326,000. This initial grant value was converted to 46,100 shares of restricted stock (based on a $35.52 per share closing market price on the July 31, 2003 grant date and projected dividends based on $0.95 per share per quarter for each of 2003, 2004 and 2005) and 2,163,000 performance units.

      In connection with the spinoff of RJR by Nabisco Group Holdings Corp. on June 14, 1999, and as an incentive to retain Mr. Schindler’s services as an employee of RJR after the spinoff, Mr. Schindler was granted a special retention bonus of $3,600,000 under a cash retention program established in 1998. This special retention grant vested 50% at the end of three years and 25% after four years and will vest the final 25% after five years. The first 50% payment was funded on June 15, 1999, in a special trust established for the purpose of holding retention bonus funds until they become payable, and was paid on June 15, 2002. The 25% payment to be paid at the end of the fourth year was funded through the trust on June 15, 2000, and was paid on June 14, 2003. The final 25% payment to be paid at the end of the fifth year was funded through the trust on June 15, 2001. According to the provisions of the program and the trust, unpaid payments may partially vest if Mr. Schindler is involuntarily terminated under certain circumstances.

Summary

      The Committee believes that the executive compensation program must continually provide compensation potential of such significance that individuals of exceptional talent and skills are motivated to join and remain with RJR and to perform in an exceptional manner. By ensuring that such persons are managing RJR’s operations, the long-term interests of stockholders will be best served. The actions taken by the Committee during 2003 were consistent with this focus and the principles outlined above.

Respectfully submitted,

Joseph P. Viviano (Chair)
Mary K. Bush
John T. Chain, Jr.
E.V. (Rick) Goings

Executive Compensation

      The following describes the components of the total compensation of the Chief Executive Officer and the four other most highly compensated executive officers, as defined by the rules of the SEC, of RJR at the end of the last completed fiscal year. In addition, pursuant to the rules adopted by the SEC concerning the disclosure of executive compensation, information regarding the compensation paid to Richard H. Bogan, RJR’s former Executive Vice President and Chief Financial Officer whose active employment with RJR terminated on June 30, 2003, also is provided.

      The long-term compensation shown in the Summary Compensation Table and discussed elsewhere in this report was granted under the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan. The 1999 LTIP provides for various types of awards, such as restricted stock, stock options and performance units. This report also describes the future compensation that the named executive officers may receive under RJR’s retirement plans and, following termination of employment under various circumstances, under individual agreements.

Summary Compensation Table

      The following table shows the annual and long-term compensation paid or accrued by RJR and its subsidiaries to its Chief Executive Officer and its other four most highly compensated executive officers for the years ending December 31, 2003, 2002 and 2001. In addition, pursuant to the rules adopted by the SEC concerning the disclosure of executive compensation, information regarding the compensation paid to Richard H. Bogan, RJR’s former Executive Vice President and Chief Financial Officer whose active employment with RJR terminated on June 30, 2003, also is provided. RJR’s Chief Executive Officer, its four other most highly compensated executive officers and Mr. Bogan are referred to collectively in this report as the “named executive officers.”

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation
						Restricted		Long-Term
		Aggregate			Other Annual	Stock		Incentive	All Other
		Base Salary			Compensation	Awards		Payouts	Compensation
Name and Principal Position	Year	($)	Bonus ($)		($)(3)	($)(4)		($)	($)(8)

Andrew J. Schindler	2003	1,076,250	1,285,000		82,954	1,637,472	(5)	1,678,600	4,541,637
Chairman of the Board, President	2002	1,041,667	250,000		80,938	1,731,043	(6)	714,000	1,865,690
and Chief Executive Officer	2001	983,333	1,148,000		78,732	1,701,231	(7)	753,797	2,588,000
Lynn J. Beasley	2003	758,333	778,000		66,044	874,360	(5)	755,370	168,183
President and Chief Operating	2002	700,000	142,000		65,092	865,522	(6)	321,300	97,097
Officer, RJR Tobacco	2001	495,833	431,000		64,109	688,985	(7)	337,149	1,206,725
Charles A. Blixt	2003	527,917	473,000		65,735	613,182	(5)	755,030	311,914
Executive Vice President, General	2002	512,500	92,000		65,227	667,716	(6)	303,450	28,305
Counsel and Assistant Secretary	2001	495,833	431,000		64,350	688,985	(7)	321,512	1,244,725
James V. Maguire	2003	361,183	280,000		57,414	343,443	(5)	420,330	144,788
Executive Vice President — Sales,	2002	350,583	55,000		81,211	370,953	(6)	214,200	91,922
RJR Tobacco	2001	339,167	255,000		57,189	382,776	(7)	229,926	1,066,465
Dianne M. Neal(1)	2003	308,150	356,000		45,562	454,230	(5)	88,243	9,905
Executive Vice President and	2002	208,333	22,000		28,490	86,547	(6)	58,191	9,340
Chief Financial Officer	2001	198,500	103,000		24,918	80,113	(7)	66,423	319,377
Richard H. Bogan	2003	426,667	357,667		64,673	—		—	118,540
Former Executive Vice President and	2002	222,826	295,000	(2)	56,788	618,237	(6)	—	6,685
Chief Financial Officer

(1)	Ms. Neal was promoted to Executive Vice President and Chief Financial Officer on July 1, 2003.
(2)	This amount includes a $250,000 “sign-on” bonus.
(3)	The amounts shown in the table include amounts attributed to the named executive officers’ participation in the executive perquisite program of RJR and its subsidiaries, which provided them with supplemental insurance, a leased automobile and an annual allowance in the following amounts during 2003: Mr. Schindler — $54,750; Ms. Beasley — $47,500; Mr. Blixt — $47,500; Mr. Maguire — $40,000; Ms. Neal -— $32,500; and Mr. Bogan — $47,500.
(4)	The values of restricted shares of RJR common stock held by each of the named executive officers as of December 31, 2003, based on the closing price of RJR common stock on that date of $58.15, are as follows: Mr. Schindler (110,591 shares with a value of $6,430,867), Ms. Beasley (53,809 shares with a value of $3,128,993), Mr. Blixt (42,758 shares with a value of $2,486,378), Mr. Maguire (23,833 shares with a value of $1,385,889) and Ms. Neal (15,919 shares with a value of $925,690). Dividends are paid on the restricted shares of RJR common stock to the same extent as for unrestricted shares.
(5)	These restricted shares of RJR common stock were awarded under the 1999 LTIP, and are scheduled to vest on July 31, 2006. For these restricted shares to vest, RJR must pay to its stockholders a dividend per share of RJR common stock of at least $0.95 in each fiscal quarter during the period from July 31, 2003 through December 31, 2005, unless the Board of Directors specifically approves the vesting of the grant when a lower dividend is paid to stockholders for one or more quarters during the performance period.

These restricted shares will vest pro rata upon the named executive officer’s termination of employment without cause, as such term is defined in the restricted stock agreement, or retirement, and all of these restricted shares will be fully vested upon the named executive officer’s death or permanent disability, or a change of control of RJR, as such term is defined in the restricted stock agreement. Upon the named executive officer’s voluntary termination of employment or termination of employment for cause, the named executive officer will forfeit all of his or her awarded shares of RJR common stock still subject to the restrictions.

(6)	These restricted shares of RJR common stock were awarded under the 1999 LTIP, and are scheduled to vest on the later of July 26, 2005, or the date the Annual Incentive Award Plan score for 2004 is determined. For these restricted shares to vest, RJR must pay to its stockholders a dividend per share of RJR common stock of at least $0.95 in each fiscal quarter during the period from July 26, 2002 through December 31, 2004, unless the Board of Directors specifically approves the vesting of the grant when a lower dividend is paid to stockholders for one or more quarters during the performance period, referred to in the restricted stock agreement as the “threshold performance requirement.” On the vesting date, if the threshold performance requirement has been met, the original number of restricted shares will be multiplied by the average of the total weighted AIAP percentage scores for the financial and market share components of the AIAP for each of 2002, 2003 and 2004, resulting in a revised number of shares. If the revised number is greater than the original number of restricted shares, all of the restricted shares will vest, and RJR will issue an additional number of unrestricted shares of RJR common stock to the named executive officer equal to the difference between the revised number and the original number. If the revised number is less than the original number, the named executive officer, other than Mr. Bogan, will forfeit the number of shares equal to the difference between the original number of restricted shares and the revised number, and the remaining restricted shares will vest.

These restricted shares will vest pro rata upon the named executive officer’s termination of employment without cause, as such term is defined in the restricted stock agreement, or retirement, and all of these restricted shares will be fully vested upon the named executive officer’s death or permanent disability, or a change of control of RJR, as such term is defined in the restricted stock agreement. Upon the named executive officer’s voluntary termination of employment or termination of employment for cause, the named executive officer will forfeit all of his or her awarded shares of RJR common stock still subject to the restrictions. Pursuant to the terms of his restricted stock agreement, Mr. Bogan’s restricted shares vested pro rata upon the termination of his active employment with RJR on June 30, 2003.

(7)	These restricted shares of RJR common stock were awarded under the 1999 LTIP, and vested on January 31, 2004. For these restricted shares to vest, RJR was required to pay to its stockholders a dividend per share of RJR common stock of at least $0.775 per quarter for each of the 12 quarters from January 1, 2001 through December 31, 2003, referred to in the restricted stock agreement as the “threshold performance requirement.” On January 31, 2004, since the threshold performance requirement had been met, the original number of restricted shares was multiplied by 85.8%, the average of the total weighted AIAP percentage scores for the financial and market share components of the AIAP for each of 2001, 2002 and 2003, resulting in a revised number of shares. Since the revised number was less than the original number, on the vesting date, the named executive officers forfeited 14.2% of the original number of restricted shares awarded to them, and the remaining shares vested.
(8)	The amounts shown in the table reflect the following RJR contributions made on behalf of the named executive officers and Mr. Bogan under RJR’s qualified and non-qualified defined contribution plans during 2003:

	RJR Matching Contribution	RJR Contribution
Name	(qualified plan)	(non-qualified plan)

Mr. Schindler	$6,000	$33,788
Ms. Beasley	6,000	21,010
Mr. Blixt	6,000	12,598
Mr. Maguire	5,226	6,484
Ms. Neal	6,000	3,905
Mr. Bogan	3,000	6,005

In addition, in 2003, (1) Mr. Schindler received 25% of his special retention award of $3,600,000 ($900,000) under the Retention Incentive Program, as described in the Compensation Committee Report, and in “— Agreements with Executive Officers,” (2) Mr. Bogan received a retention bonus, prorated through the date of the termination of his active employment with RJR on June 30, 2003, of $109,535 and (3) the following named executive officers were paid the following non-qualified pension benefits from a retention trust, pursuant to the funding of retirement benefits program, as described under “— Funding of Retirement Benefits:” Mr. Schindler — $3,601,849, Ms. Beasley — $141,173, Mr. Blixt — $293,316 and Mr. Maguire — $133,078.

Long-Term Incentive Compensation

      RJR maintains the 1999 LTIP to provide executives with long-term performance-based incentive compensation. RJR has issued stock options, restricted stock and other performance-based awards under the 1999 LTIP to the named executive officers and to other key employees. The following table provides information relating to the exercise of employee stock options by the named executive officers during fiscal year 2003 and the number and value of shares of RJR common stock subject to stock options held by the named executive officers as of December 31, 2003.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

				Number of Securities
				Underlying Unexercised		Value of Unexercised
				Options/SARs at Fiscal		In-the-Money Options/SARs
				Year-End(#)(1)		at Fiscal Year-End($)(2)
	Shares Acquired		Value
Name	on Exercise(#)		Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Andrew J. Schindler	—	(3)	—	380,997	85,000	10,265,984	2,185,563
Lynn J. Beasley	7,759		215,670	—	35,000	—	899,938
	4,916		112,056
Charles A. Blixt	9,004		260,702	35,000	35,000	899,938	899,938
	7,762		165,674
	35,000		861,438
James V. Maguire	—	(3)	—	8,279	35,000	202,374	899,938
Dianne M. Neal	1,054		34,892	12,000	12,000	367,800	367,800
	2,846		72,158
	12,000		382,200
Richard H. Bogan	—	(4)	—	—	—	—	—

(1)	The unexercisable RJR stock options are grants of RJR stock options made in tandem with grants of restricted shares of RJR common stock on June 15, 1999 and July 28, 1999.
(2)	The dollar values of the RJR stock options are calculated by determining the difference between the fair market value of the shares of RJR common stock underlying the options and the exercise price of such options at December 31, 2003.
(3)	Messrs. Schindler and Maguire did not exercise any RJR stock options during 2003.
(4)	Mr. Bogan was not granted any RJR stock options.

      The regular annual 2003 long-term incentive grants for all of the named executive officers were made in the form of restricted shares of RJR common stock, as described in footnote (5) to the Summary Compensation Table, and performance units, the value of which is based on the financial and market share performance of RJR and its subsidiaries over a three-year period. The following table identifies the performance units that were granted to the named executive officers on July 31, 2003, and the threshold, target and maximum values of the performance units upon their maturation.

Long-Term Incentive Plans — Awards in Last Fiscal Year

			Estimated Future Payouts Under
			Non-Stock Price-Based Plans(1)

		Number of	Performance
		Shares,	Or Other
		Units Or	Period Until
		Other	Maturation
Name		Rights(#)	Or Payout	Threshold($)	Target($)

Andrew J. Schindler	2,163,000	12/31/05	0	2,163,000	3,244,500
Lynn J. Beasley	1,155,000	12/31/05	0	1,155,000	1,732,500
Charles A. Blixt	810,000	12/31/05	0	810,000	1,215,000
James V. Maguire	453,650	12/31/05	0	453,650	680,475
Dianne M. Neal	600,000	12/31/05	0	600,000	900,000
Richard H. Bogan	—	—	—	—	—

(1)	The performance units have a three-year performance period, consisting of RJR’s fiscal years 2003, 2004 and 2005. At the end of the performance period, the performance units will be valued and paid, if they vest, or cancelled, if they do not vest. For the performance units to vest, RJR must pay to its stockholders a dividend per share of RJR common stock of at least $0.95 in each fiscal quarter during the period from July 31, 2003 through December 31, 2005, unless the Board of Directors specifically approves the vesting of the performance units when a lower dividend is paid to stockholders for one or more quarters during the performance period, referred to in the performance units agreement as the “threshold performance requirement.” At the end of the vesting period, if the threshold performance requirement has been met, the value of each performance unit will be multiplied by the average of the total weighted AIAP scores for each of 2003, 2004 and 2005. Payment of performance units will be made only in cash.

In the event of a named executive officer’s death, permanent disability, retirement or termination of employment without cause, as such term is defined in the performance units agreement, or a change of control of RJR, as such term is defined in the performance units agreement, prior to December 31, 2005, the number of performance units which will vest, if not previously cancelled due to RJR’s failure to meet the threshold performance requirement, will be equal to the product of (a) the original number of performance units granted to the named executive officer, and (b) a fraction, the numerator of which will be the number of whole or partial months between January 1, 2003 and the date of the named executive officer’s death, permanent disability, retirement or termination of employment without cause or change of control, and the denominator of which will be 36. Except in the event of a change of control of RJR, the value of a performance unit will equal $1. In the event of a change of control of RJR, the value of each performance unit will be equal to the greater of (i) $1, or (ii) $1 multiplied by the average of the total weighted AIAP scores for each of the years 2003, 2004 and 2005 completed prior to the change of control. Upon a named executive officer’s voluntary termination of employment or termination of employment for cause prior to December 31, 2005, all of his or her performance units will be cancelled.

Retirement Plans

      The named executive officers participate in noncontributory defined benefit retirement plans maintained by RJR. Messrs. Schindler and Bogan also participate in the R. J. Reynolds Supplemental Executive Retirement Plan, referred to as the SERP. Benefits under the SERP are payable only after a participant’s retirement at a specified retirement age or earlier retirement or termination in various circumstances.

      The following table shows the estimated annual benefits payable to Messrs. Schindler and Bogan upon retirement under the SERP, as described in the preceding paragraph. The retirement benefits shown are computed before being offset for Social Security and are based upon retirement at age 60 and the payment of a single-life annuity.

Estimated Annual Retirement Benefits

Years of Service(1)
Average Final Compensation(1)	20 or More

$800,000	$400,000
900,000	450,000
1,000,000	500,000
1,100,000	550,000
1,200,000	600,000
1,300,000	650,000
1,400,000	700,000
1,500,000	750,000
1,600,000	800,000
1,700,000	850,000
1,800,000	900,000
1,900,000	950,000
2,000,000	1,000,000
2,100,000	1,050,000
2,200,000	1,100,000
2,300,000	1,150,000
2,400,000	1,200,000
2,500,000	1,250,000
2,600,000	1,300,000

(1)	For purposes of determining retirement benefits under this table, “Average Final Compensation” consists of the annualized sum of base salary, bonus in the year earned and pre-tax contributions to plans maintained under Sections 401(k) and 125 of the Internal Revenue Code, and is determined by considering the 36 consecutive months that yield the highest average compensation during the participant’s last 60 months of service. Mr. Schindler’s Average Final Compensation as of December 31, 2003 was $2,123,842, and he is expected to have more than 20 years of credited service at age 60.

Mr. Bogan’s Average Final Compensation as of December 31, 2003, was $831,484, and his Average Final Compensation as of June 30, 2006, Mr. Bogan’s official “Separation Date” under his June 6, 2003 Severance Agreement with RJR described under “— Richard H. Bogan Severance Agreement,” is expected to be approximately $912,166. On his Separation Date, Mr. Bogan will be entitled to an early retirement benefit under the plan and, pursuant to the terms of his Severance Agreement and a Letter Agreement dated June 12, 2002, will be credited with an additional 12 years of service under the plan. Accordingly, the annual single life annuity payable to Mr. Bogan on his Separation Date is expected to be approximately $311,749, reducing to $303,346 at age 62.

      RJR has determined the retirement benefits for Ms. Beasley, Mr. Blixt and Ms. Neal by the formula under a noncontributory defined benefit plan maintained by RJR that has no Social Security offset. The following table shows the estimated annual single life annuity payable at age 65 under the plan.

Estimated Annual Retirement Benefits

	Years of Service(1)

Average Final Compensation(1)	30	35	40 or more

$ 300,000	$105,534	$113,552	$119,966
400,000	141,668	152,359	160,911
500,000	177,803	191,166	201,856
600,000	213,937	229,973	242,801
700,000	250,071	268,780	283,747
800,000	286,205	307,587	324,692
900,000	322,340	346,394	365,637
1,000,000	358,474	385,200	406,582
1,100,000	394,608	424,007	447,527
1,200,000	430,742	462,814	488,472
1,300,000	466,877	501,621	529,417
1,400,000	503,011	540,428	570,362

(1)	For purposes of determining retirement benefits under this table, “Average Final Compensation” consists of the annualized sum of base salary, bonus in the year earned and pre-tax contributions to plans maintained under Sections 401(k) and 125 of the Internal Revenue Code, and is determined by considering the 36 consecutive months that yield the highest average compensation during the participant’s last 60 months of service. Average Final Compensation as of December 31, 2003 was $1,101,722 for Ms. Beasley, $940,319 for Mr. Blixt and $398,661 for Ms. Neal. Estimated years of credited service, rounded to the nearest year, at age 65 is 40 years for Ms. Beasley, 32 years for Mr. Blixt and 36 years for Ms. Neal.

      RJR has determined the retirement benefits for Mr. Maguire by the formula under a noncontributory defined benefit plan maintained by RJR that is subject to a Social Security offset. The following table shows the estimated annual single life annuity payable at age 65 under the plan.

Estimated Annual Retirement Benefits

	Years of Service(1)

Average Final Compensation(1)	30	35	40 or more

$500,000	$257,632	$300,571	$343,509
600,000	310,132	361,821	413,509
700,000	362,632	423,071	483,509
800,000	415,132	484,321	553,509

(1)	For purposes of determining retirement benefits under this table, “Average Final Compensation” consists of the annualized sum of base salary, bonus in the year earned and pre-tax contributions to plans maintained under Sections 401(k) and 125 of the Internal Revenue Code, and is determined by considering the 60 consecutive months that yield the highest average compensation during the participant’s last 120 months of service. Mr. Maguire’s Average Final Compensation as of December 31, 2003, was $577,166, and he is expected to have more than 40 years of credited service at age 65.

Funding of Retirement Benefits

      In the summer of 2000, RJR offered to its current and retired employees who had earned non-qualified pension benefits a one-time opportunity to elect to have at least 75% of their total earned qualified and non-qualified pension benefits funded over a three-year period. Under this program, eligible participants could elect to continue to have all of their non-qualified pension benefit payments made in the form(s) and at the time(s) specified under the current non-qualified pension plan provisions. Alternatively, eligible participants could elect to have a specified portion of their non-qualified pension benefits funded, which for electing active employees will result in their non-qualified pension benefits being paid at an earlier time than required under current non-qualified pension plan provisions. Under this program, participants who are active employees will receive such benefits out of funds already set aside in a retention trust established on May 13, 1998. Participants who are already retirees will receive such benefits directly from RJR. The remaining 25% of each participant’s total earned pension benefits not funded under this program will continue to be paid in the form(s) and at the time(s) specified under the current non-qualified pension plan provisions.

      With respect to participants who are active employees and have elected the alternative funded payment option, RJR calculated their funding levels based on the qualified and non-qualified pension benefits they had earned as of January 31, 2000. For those participants whose total earned pension benefits funding level was less than 50% at that time, an amount (paid in 2003) was designated in the trust to increase their funding level to 50%. For those participants whose total earned pension benefits funding level was less than 65% as of January 31, 2001, an additional amount (payable in 2004) was designated in the trust to increase their funding level to 65%. Finally, for those participants whose total earned pension benefits funding level was less than 75% as of January 31, 2002, an additional amount (payable in 2005) was designated in the trust to increase their funding level to 75%. All of the designated amounts have been targeted to be comparable on an after-tax basis to each participant’s earned non-qualified pension benefits funded at that time. Under this program, the following named executive officers were paid the following amounts from the retention trust in 2003: Mr. Schindler — $3,601,849, Ms. Beasley — $141,173, Mr. Blixt — $293,316 and Mr. Maguire — $133,078.

      In the event a participant who was an active employee at the time of his or her election to participate in the funding program voluntarily terminates his or her employment (including retirement), the participant will forfeit any right to any further payments from the trust, and such payments will be paid directly by RJR. If a participant’s employment is terminated because of his or her death or permanent disability, the participant (or his or her estate) will receive all of his or her remaining designated payments from the trust as soon as practicable thereafter. If a participant’s employment is involuntarily terminated, the participant may be entitled to receive a pro rata portion of his or her remaining payments from the trust, and the remainder of such payments will be paid directly by RJR. However, if the termination without cause occurs following a change of control of RJR, as such term is defined in the trust document, the participant will receive all of his or her remaining payments from the trust. Any earned non-qualified pension benefits not provided from the trust will continue to be paid in the form(s) and at the time(s) specified under current non-qualified pension plan provisions.

Agreements with Executive Officers

      In October 1988, RJR entered into an employment agreement with Mr. Schindler, which was amended in December 1988, June 1999 and January 2002, and supplemented in October 1999, providing (as amended and supplemented) that if Mr. Schindler’s employment is terminated other than for “cause,” he will be entitled to an amount equal to three times his annual salary and target bonus, payable over three years. In addition, he is entitled to receive retirement credits, welfare benefits and other perquisites for the same three-year period. Mr. Schindler’s employment agreement further provides that upon a “change of control,” Mr. Schindler immediately will be paid in a lump sum an amount equal to three times his annual salary and target bonus (or last bonus, if higher), regardless of whether his employment with RJR ends at that time or some later date. Whenever Mr. Schindler retires from RJR, provided that the retirement is after the date of a change of control, he will be credited with three years of retirement credits, and the value of his lump sum payment made upon the change of control will be deemed to be the compensation received during the three additional years of credited service.

      “Cause” includes, generally, criminal conduct, deliberate refusal to perform employment duties or deliberate misconduct materially damaging to RJR. A “change of control” includes specified acquisitions of 30% or more of the combined voting power of RJR securities, various changes in the composition of the RJR

Board of Directors, selected mergers or consolidations of RJR or the disposition of substantially all of the assets of RJR.

      If a “parachute” excise tax is imposed on any payments to Mr. Schindler, Mr. Schindler will be entitled to tax reimbursement payments. In addition, upon a change of control, restrictions on restricted stock held by Mr. Schindler will lapse and all his outstanding stock options under the 1999 LTIP will vest and be converted into stock options of equal value in the successor company. Upon termination of employment following a change of control, Mr. Schindler’s annual incentive awards and performance units also will vest pro rata and be paid in a lump sum.

      RJR has entered into severance agreements with its other executive officers, including Ms. Beasley, Messrs. Blixt and Maguire and Ms. Neal, which, in each case, provide that if the executive’s employment is involuntarily terminated other than for “cause” or if the executive terminates his or her employment for “good reason,” he or she will receive two years base salary plus bonus, payable over three years, benefit continuation for three years, and if in effect, coverage under the executive perquisite plan for three years. “Cause” includes criminal dishonesty, deliberate misconduct, and deliberate and continual refusal to perform employment duties or to act in accordance with instructions of the RJR Board of Directors. “Good reason” includes a substantial reduction in the executive’s responsibilities, a more than 20% reduction in the executive’s salary and annual bonus opportunity and relocation. Compensation continuance is based on the highest annual rate of salary in effect during the 12 months immediately before termination and the current target incentive award opportunity for the calendar year in which employment terminates.

      RJR also has entered into change of control agreements with its other executive officers, including Ms. Beasley, Messrs. Blixt and Maguire and Ms. Neal. These agreements provide that, if there is a change of control of RJR, the executive is entitled to tax reimbursement payments if a “parachute” excise tax is imposed, reimbursement payments for legal and accounting fees as a result of termination of employment, and severance if termination of employment is by RJR without cause or by the executive with “good reason.” Following a change of control, “good reason” includes a material reduction in the executive’s duties, position and reporting relationship, a reduction in pay grade or bonus opportunity, RJR’s failure to continue in effect any compensation plan in which the executive participated at the time of the change of control, any action by RJR which directly or indirectly materially reduces benefits under its retirement or savings plan or fringe benefits, termination of employment without written notice by RJR and relocation.

      As described under “— Retirement Plans,” Mr. Schindler participates in a Supplemental Executive Retirement Plan. Under the SERP, in the event of a “change of control,” as such term is defined in the 1999 LTIP, the SERP benefits of Mr. Schindler will be funded in a rabbi trust. At the earlier of his normal “Retirement Age” or other “Retirement Date,” as such terms are defined in the SERP, Mr. Schindler will receive an annuity purchased from the rabbi trust.

      In connection with the spin-off of RJR by Nabisco Group Holdings Corp. on June 14, 1999, Mr. Schindler was granted a special retention award of $3,600,000 under the Retention Incentive Program, as described in the Compensation Committee Report. Mr. Schindler’s special retention grant vested 50% at the end of three years, vested an additional 25% after four years, and will vest the final 25% after five years. The first 50% payment was paid from the trust described above on June 15, 2002. An additional 25% payment was paid from the trust on June 15, 2003. The final 25% payment to be paid at the end of the fifth year was funded through the trust on June 15, 2001.

      According to the terms of the Retention Incentive Program and related trust, the following rules apply if Mr. Schindler’s employment terminates prior to June 15, 2004:

•	If Mr. Schindler voluntarily terminates employment (including retirement) or if his employment is terminated for “cause” (as defined in his employment agreement), he will forfeit all rights to any unpaid payments.

•	If Mr. Schindler’s employment is terminated because of his death or permanent disability, he (or his estate) will receive the entire amount of any unpaid payments.

•	If Mr. Schindler’s employment is involuntarily terminated without “cause” prior to June 15, 2004, he will be paid $3,600,000 less the amount of any payments that he previously received from the trust.

•	If Mr. Schindler’s employment is involuntarily terminated following a change of control, as defined in the 1999 LTIP, he will be paid $3,600,000 less the amount of any payments that he previously received from the trust.

Richard H. Bogan Severance Agreement

      On June 30, 2003, Mr. Bogan terminated his active employment with RJR, pursuant to the terms of a Severance Agreement with RJR dated June 6, 2003, which is referred to as the Severance Agreement. Under the Severance Agreement, Mr. Bogan will receive “Compensation Continuance” of $600,667 per year, payable monthly, plus continuation of coverage under RJR’s benefits programs, for the three-year period ending June 30, 2006. Such continuation of coverage will be subject to the terms, provisions and conditions of RJR’s benefits programs, including RJR’s right to amend, modify or terminate the programs and will not include participation in the 1999 LTIP. During the period of Compensation Continuance, if Mr. Bogan becomes employed by an employer not affiliated with RJR, his Compensation Continuance will continue and he will remain eligible to participate in the R. J. Reynolds Capital Investment Plan and the R. J. Reynolds Supplemental Executive Retirement Plan. However, his other benefits will be appropriately terminated, coordinated or offset to the extent provided for by the other employer. If Mr. Bogan dies during the period of Compensation Continuance, any Compensation Continuance that would have been paid to him had he lived until June 30, 2006, his official “Separation Date” under the Severance Agreement, will be paid in a lump sum to his estate.

      In accordance with the terms of a letter agreement dated June 12, 2002, entered into between Mr. Bogan and RJR at the commencement of Mr. Bogan’s employment with RJR, Mr. Bogan has been credited with an additional 12 years of service for purposes of his participation in RJR’s Supplemental Executive Retirement Plan. For further discussion of Mr. Bogan’s retirement benefits, see “— Retirement Plans.”

Performance Graph

      The following graph shows changes over the period from June 15, 1999, the first day of regular way trading after the spin-off distribution by Nabisco Group Holdings Corp. of all of the outstanding shares of RJR common stock to the stockholders of NGH, through December 31, 2003, in the value of $100 invested in (1) RJR common stock; (2) the Standard & Poor’s 500 Index; and (3) the Standard & Poor’s Tobacco Index.

Comparison of Cumulative Total Return

from June 15, 1999 to December 31, 2003* among RJR
Common Stock, S&P 500 Index and S&P Tobacco Index

	6/15/99	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03

RJR	100.00	57.94	179.17	219.25	175.53	266.27
S&P Tobacco Index	100.00	63.69	124.03	136.59	127.31	179.85
S&P 500 Index	100.00	113.68	103.33	91.05	70.93	91.28

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

      For information regarding securities authorized for issuance under equity compensation plans, see note 15 to consolidated financial statements.

Security Ownership of Certain Beneficial Owners

      RJR has been notified by the persons in the following table that they are beneficial owners, as defined by the rules of the SEC, of more than 5% of its common stock. According to the Schedule 13G or 13G/ A filed by each owner with the SEC, these shares were acquired in the ordinary course of business, were not acquired for the purpose of, and do not have the effect of, change or influence of control over RJR and were not acquired in connection with, or as a party to, any transaction having such purpose or effect.

	Number of Shares		Percent of Outstanding
Name and Address of Beneficial Owner	Beneficially Owned		Shares Owned(5)

Capital Research and Management Company	11,043,270	(1)	13.0%
333 South Hope Street
Los Angeles, CA 90071
INVESCO North American Holdings, Inc.	9,352,040	(2)	11.0%
4350 South Monaco Street
Denver, CO 80237
INVESCO Asset Management Limited	9,352,040	(3)	11.0%
30 Finsbury Square
London, England EC2A 1AG
The Investment Company of America	4,461,666	(4)	5.2%
333 South Hope Street
Los Angeles, CA 90071

(1)	Capital Research and Management Company, acting as investment advisor to various investment companies, held no voting power and sole dispositive power over all of these shares, as of December 31, 2003, based on a Schedule 13G/ A filed jointly by Capital Research and Management Company and The Investment Company of America with the SEC on February 13, 2004. The Investment Company of America also claims beneficial ownership of 4,461,666 of these shares.
(2)	INVESCO North American Holdings, Inc., a holding company many of whose subsidiaries act as investment advisor to various investment companies, and an affiliate of INVESCO Assets Management Limited, held voting power over 40,150 of these shares and shared dispositive power over all of these shares, as of December 31, 2003, based on a Schedule 13G filed jointly by INVESCO North American Holdings, Inc. and INVESCO Asset Management Limited with the SEC on February 17, 2004. Both INVESCO North American Holding, Inc. and INVESCO Asset Management Limited claim beneficial ownership of these shares.
(3)	INVESCO Asset Management Limited, an investment adviser affiliated with INVESCO North American Holdings, Inc., held shared voting power and shared dispositive power over all of these shares, as of December 31, 2003, based on a Schedule 13G filed jointly by INVESCO Asset Management Limited and INVESCO North American Holdings, Inc. with the SEC on February 17, 2004. INVESCO Asset Management Limited and INVESCO North American Holdings, Inc. claim beneficial ownership of these shares.
(4)	The Investment Company of America, an investment company advised by Capital Research and Management Company, held sole voting power and no dispositive power over all of these shares, as of December 31, 2003, based on a Schedule 13G/ A filed jointly by The Investment Company of America and Capital Research and Management Company with the SEC on February 13, 2004. Capital Research and Management Company also claims beneficial ownership of these 4,461,666 shares.
(5)	Based on 85,080,693 shares of RJR common stock outstanding (exclusive of 31,459,839 shares held in RJR’s treasury) on February 6, 2004.

Security Ownership of Management

      The following table indicates the number of shares of RJR common stock beneficially owned as of February 6, 2004, by each director, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based on information provided by these individuals. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as described in the footnotes to the table, each person has sole investment and voting power over the shares for which he or she is shown as beneficial owner.

			Percent of
	Number of Shares		Outstanding
Name of Beneficial Owner	Beneficially Owned		Shares Owned(1)

Lynn J. Beasley	73,845	(3)	*
Charles A. Blixt	56,472	(3)	*
Richard H. Bogan	1,980	(3)	*
Mary K. Bush	4,600	(2)(4)	*
John T. Chain, Jr.	4,399	(2)(4)	*
A. D. Frazier, Jr.	18,557	(2)(4)	*
E. V. (Rick) Goings	10,000	(2)(4)	*
Denise Ilitch	12,800	(2)(4)	*
James V. Maguire	49,056	(2)(3)	*
Nana Mensah	5,450	(2)(4)	*
Robert S. Miller, Jr.	11,000	(2)(4)	*
Dianne M. Neal	32,059	(2)(3)	*
Andrew J. Schindler	563,138	(2)(3)	*
Joseph P. Viviano	11,400	(2)(4)	*
Thomas C. Wajnert	21,400	(2)(4)	*
All directors and executive officers, including Mr. Bogan, as a group (21 persons)	1,044,612	(2)(3)(4)	1.2%

*	Less than 1%.

(1)	For purposes of computing the percentage of outstanding shares held by each person named in the table, any security that such person has the right to acquire within 60 days is deemed to be held by such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The number of shares beneficially owned includes shares of RJR common stock not currently owned, but issuable upon exercise of stock options that are exercisable as of February 6, 2004, or become exercisable within 60 days thereafter, in the following amounts: (a) 3,600 shares for Ms. Bush; (b) 1,400 shares for each of General Chain and Mr. Mensah; (c) 11,400 shares for each of Ms. Ilitch and Messrs. Frazier and Wajnert; (d) 10,000 shares for Messrs. Goings and Miller; (e) 8,279 shares for Mr. Maguire; (f) 12,000 for Ms. Neal; (g) 380,997 shares for Mr. Schindler; (h) 6,400 shares for Mr. Viviano; and (i) 532,002 shares for all directors and executive officers as a group.
(3)	The number of shares beneficially owned includes shares of RJR common stock granted under the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan that remain subject to certain restrictions as to continued employment and transfer as provided in the 1999 LTIP, in the following amounts: (a) 49,547 shares for Ms. Beasley; (b) 38,496 shares for Mr. Blixt; (c) 25,354 shares for Mr. Maguire; (d) 17,406 shares for Ms. Neal; (e) 99,712 shares for Mr. Schindler; and (f) 305,704 shares for all directors and executive officers as a group.
(4)	The number of shares beneficially owned does not include the following deferred common stock units, which are RJR common stock equivalents received as equity incentives by the directors under the EIAP or credited to the directors under the Deferred Compensation Plan for Directors of RJR: (a) 9,090 units for Ms. Bush; (b) 8,815 units for Mr. Frazier; (c) 3,804 units for Mr. Goings; (d) 10,157 units for each of Ms. Ilitch, General Chain and Mr. Wajnert; (e) 7,919 units for Mr. Mensah; (f) 1,490 units for Mr. Miller; and (g) 18,046 units for Mr. Viviano.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accounting Fees and Services

Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy

      Prior to April 29, 2003, the Audit Committee’s policy was to pre-approve all non-audit services performed by the independent auditors in excess of $100,000. For non-audit services below this threshold, management was required to consider the potential impact of providing such services on the independent auditor’s independence.

      The Audit Committee’s current policy is to pre-approve all audit and non-audit services performed by the independent auditors to assure that the provision of these services does not impair the independent auditor’s independence. This policy is set forth in the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy, which was adopted by the Committee on April 29, 2003. The Audit and Non-Audit Services Pre-Approval Policy describes the procedures and conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved by the Audit Committee, or its Chair pursuant to delegated authority. The Policy provides that the Chair of the Audit Committee may make pre-approval decisions for proposed services that are not covered by specific reference in the Policy and have not been previously pre-approved by the full Committee. Under the Policy, the Chair is required to report any such pre-approval decisions to the full Committee at its next scheduled meeting.

      The Audit Committee was in compliance with the requirements of the Sarbanes-Oxley Act of 2002 regarding the pre-approval of all audit and non-audit fees by the mandated effective date of May 6, 2003. A copy of the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy is included as Exhibit 99.2 to this report and also can be found in the “Inside RJRTH” section of the www.RJRHoldings.com web site, under “Corporate Governance,” or can be requested free of charge, by writing to the Office of the Secretary, R. J. Reynolds Tobacco Holdings, Inc., P.O. Box 2866, Winston-Salem, North Carolina 27102-2866.

Fees of Independent Auditors

      The following table shows the aggregate fees billed to the Company by KPMG LLP for services rendered during each of the fiscal years ended December 31, 2003 and 2002:

	Amount of Fees

	2003	2002

Audit Fees	$2,615,022	$2,003,139
Audit-Related Fees	957,415	228,500
Tax Fees	139,987	494,130
All Other Fees	—	83,649

Total Fees	$3,712,424	$2,809,418

Audit Fees

      Audit fees principally constitute fees billed for professional services rendered by KPMG LLP for the audit of RJR’s financial statements for each of the fiscal years ended December 31, 2003 and 2002, and the reviews of the condensed financial statements included in RJR’s Quarterly Reports on Form 10-Q filed during the fiscal years ended December 31, 2003 and 2002.

Audit-Related Fees

      Audit-related fees constitute fees billed for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of the audit or review of RJR’s financial statements, other than the services reported above under “Audit Fees,” in each of the fiscal years ended December 31, 2003 and 2002. In 2003, audit-related fees principally consisted of fees for due diligence assistance pertaining to acquisitions, assistance with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, forensic audit assistance, audits of the financial statements of certain employee benefits and audits of certain subsidiaries of RJR. In 2002, audit-related fees consisted principally of fees for audits of the financial statements of certain employee benefits and audits of certain subsidiaries of RJR. The Audit Committee pre-approved 94% of the audit-related fees in 2003, and 63% of the audit-related fees in 2002. The Audit Committee pre-approved 100% of the audit-related fees subsequent to April 29, 2003.

Tax Fees

      Tax fees constitute fees billed for professional services rendered by KPMG for tax compliance, tax consulting and tax planning in each of the fiscal years ended December 31, 2003 and 2002. In 2003, tax fees consisted principally of assistance with tax audits related to the formerly disposed of international business, tax compliance advice and miscellaneous general tax consultations. In 2002, tax fees consisted principally of fees for assistance with calculating LIFO inventory for tax return purposes only, advice in connection with establishing an international joint venture, identification of state tax credit opportunities at Santa Fe Natural Tobacco Company, Inc. for the periods prior to its acquisition, assistance with tax audits related to the formerly disposed of international business, tax compliance advice and miscellaneous general tax consultations. The Audit Committee pre-approved 85% of the tax fees in 2003, and 87% of the tax fees in 2002. The Audit Committee pre-approved 100% of the tax fees subsequent to April 29, 2003.

All Other Fees

      All other fees constitute the aggregate fees billed for products and services, other than the services reported above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” provided by KPMG LLP in each of the fiscal years ended December 31, 2003 and 2002. In 2003, there were no other fees billed by KPMG LLP. In 2002, all other fees consisted principally of fees for litigation support assistance. The Audit Committee did not pre-approve any of the all other fees in 2002.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

(2)	Financial Statement Schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or notes.

(3)	See (c) below

(b)	RJR furnished a Current Report on Form 8-K, dated October 28, 2003, announcing earnings for the three months ended September 30, 2003.

RJR filed a Current Report on Form 8-K, dated October 30, 2003, announcing a business combination agreement with Brown & Williamson Tobacco Corporation to combine the assets and operations of their respective U.S. tobacco businesses. In addition, RJR announced a stock purchase agreement with American Cigarette Company (Overseas) BV, Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation to acquire Lane Limited.

(c)	The following exhibits are filed as part of this report, Exhibit Numbers 10.27 through 10.72 are management contracts, compensatory plans or arrangements:

Exhibit
Number

2.1	Business Combination Agreement dated as of October 27, 2003, by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K dated October 29, 2003).
2.2	Amendment No. 1, dated as of January 9, 2004, to Business Combination Agreement dated as of October 27, 2003, by and between R.J. Reynolds Tobacco Holdings, Inc. and Brown & Williamson Tobacco Corporation.
2.3	Lane Stock Purchase Agreement dated as of October 27, 2003, by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K dated October 29, 2003).
2.4	Amendment No. 1, dated as of January 9, 2004, to Lane Stock Purchase Agreement dated as of October 27, 2003, by and among R.J. Reynolds Tobacco Holdings, Inc., American Cigarette Company Overseas B.V., Cigarette Manufacturers Supplies Inc. and Brown & Williamson Tobacco Corporation.
3.1	Restated Certificate of Incorporation of R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K dated June 14, 1999).
3.2	Bylaws of R.J. Reynolds Tobacco Holdings, Inc., as amended and restated effective April 25, 2001 (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 filed April 27, 2001).
4.1	Rights Agreement dated as of May 18, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and its rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 14, 1999).
4.2	Amendment No. 1, dated as of August 9, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/ A filed August 19, 2002).
4.3	Amendment No. 2, dated as of December 18, 2002, to the Rights Agreement dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/ A filed December 20, 2002).
4.4	Amendment No. 3, dated as of October 27, 2003, to the Rights Agreement, dated as of May 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and The Bank of New York, as rights agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A/ A filed October 28, 2003).
4.5	Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed August 8, 1995).
4.6	First Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of July 24, 1995, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-A filed May 19, 1999).
4.7	Second Supplemental Indenture and Waiver dated as of April 27, 1999, between RJR Nabisco, Inc. and The Bank of New York, to the Amended and Restated Indenture dated as of May 18, 1992, between RJR Nabisco, Inc. and The Bank of New York, as successor trustee, as amended by the Form of First Supplemental Indenture and Waiver thereto dated as of June 2, 1995 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-A filed May 19, 1999).
4.8	Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-A filed May 19, 1999).

Exhibit
Number

4.9	First Supplemental Indenture dated as of December 12, 2000, among RJR Acquisition Corp., R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee, to the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
4.10	Second Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
4.11	Form of Note for the 6 1/2% Note due 2007 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 15, 2002).
4.12	Form of Note for the 7 1/4% Note due 2012 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 15, 2002).
4.13	Indenture dated as of May 20, 2002, by and among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York (incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K dated May 15, 2002).
4.14	First Supplemental Indenture dated as of June 30, 2003, among GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc., RJR Packaging, LLC, R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee, to the Indenture dated as of May 20, 2002, among R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company, RJR Acquisition Corp. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.1	Second Amended and Restated Credit Agreement dated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 1, 2002).
10.2	First Amendment to the Credit Agreement dated as of January 17, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.3	Second Amendment to the Credit Agreement dated as of September 25, 2003, among R.J. Reynolds Tobacco Holdings, Inc. and lending institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.4	Third Amended and Restated Subsidiary Guaranty by R.J. Reynolds Tobacco Company and RJR Acquisition Corp. to the creditors defined therein, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.5	Subsidiary Assumption Agreement dated as of June 30, 2003, made by GMB, Inc., FSH, Inc., R.J. Reynolds Tobacco Co., Santa Fe Natural Tobacco Company, Inc. and RJR Packaging LLC, issued in connection with the Credit Agreement dated as of May 18, 1999 and amended and restated as of November 17, 2000 and further amended and restated as of May 10, 2002, among R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).

Exhibit
Number

10.6	Security Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.7	Pledge Agreement dated as of July 15, 2003, among R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of R.J. Reynolds Tobacco Holdings, Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.8	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R.J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.9	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R.J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.10	Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R.J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.11	Guarantee dated as of May 18, 1999, by R.J. Reynolds Tobacco Company to the holders and to The Bank of New York, as trustee, issued in connection with the Indenture dated as of May 15, 1999, among RJR Nabisco, Inc., R.J. Reynolds Tobacco Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-A filed May 19, 1999).
10.12	Purchase Agreement dated as of March 9, 1999, as amended and restated as of May 11, 1999, among R.J. Reynolds Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 12, 1999).
10.13	Tax Sharing Agreement dated as of June 14, 1999, among RJR Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., R.J. Reynolds Tobacco Company and Nabisco Holdings Corp. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 1999).
10.14	Amendment to Tax Sharing Agreement dated June 25, 2000, among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco Holdings, Inc., Nabisco Holdings Corp. and R.J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.15	Agreement dated as of May 20, 1999, among Pension Benefit Guaranty Corporation, RJR Nabisco Holdings Corp. and R.J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.16	Amendment effective as of June 14, 1999, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R.J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 7, 2000).
10.17	Second Amendment effective as of January 7, 2002, to the Agreement effective as of May 20, 1999, by and among the Pension Benefit Guaranty Corporation, R.J. Reynolds Tobacco Holdings, Inc. and R.J. Reynolds Tobacco Company (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).

Exhibit
Number

10.18	Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in The State of Florida v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated August 25, 1997).
10.19	Comprehensive Settlement Agreement and Release dated January 16, 1998, between the State of Texas and settling defendants in The State of Texas v. American Tobacco Co. (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K dated January 16, 1998).
10.20	Settlement Agreement and Release in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.21	Settlement Agreement and Stipulation for Entry of Consent Judgment in re: The State of Minnesota v. Philip Morris, Inc., by and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco company defendants named therein, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.22	Form of Consent Judgment by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State of Minnesota v. Philip Morris, Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, filed May 15, 1998).
10.23	Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.24	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas Counsel in connection with the Texas Action (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).
10.25	Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree dated September 11, 1998, by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed November 12, 1998).
10.26	Master Settlement Agreement (the “MSA”) dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit 4 to Registrant’s Form 8-K dated November 23, 1998).
10.27	Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 9, 2000).
10.28	Form of Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.29	Form of Stock Option Agreement (Initial) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.30	Form of Stock Option Agreement (Annual) between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP, dated as of June 15, 1999 (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

Exhibit
Number

10.31	Deferred Compensation Plan for Directors between R.J. Reynolds Tobacco Holdings, Inc. (Effective June 14, 1999) (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).
10.32	R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 15, 1999).
10.33	Amendments to the R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 5, 2001 (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.34	Amendment No. 2 to R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.35	Form of 1999 Performance Appreciation Rights Agreement under R.J. Reynolds Tobacco Holdings, Inc. 1999 Long Term Incentive Plan between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.36	Form of Tandem Restricted Stock/ Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.37	Form of Tandem Restricted Stock/ Stock Option Agreement dated June 15, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.38	Amendment No. 1 to Tandem Restricted Stock/ Stock Option Agreement Dated June 15, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.39	Form of Tandem Restricted Stock/ Stock Option Agreement dated July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.40	Amendment No. 1 to Tandem Restricted Stock/ Stock Option Agreement Dated July 28, 1999, dated December 5, 2001 (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.41	Form of Amendment No. 2 to Tandem Restricted Stock/ Stock Option Agreement dated as of April 24, 2002, amending the Tandem Restricted Stock/ Stock Option Agreements dated June 15 and July 28, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002)
10.42	Amendment No. 3 to Tandem Restricted Stock/ Stock Option Agreements dated December 10, 2002, amending the Tandem Restricted Stock/ Stock Option Agreements dated June 15 and July 28, 1999 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.43	Form of Restricted Stock Agreement dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).
10.44	Form of Performance Unit Agreement (three-year vesting) dated January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 1, 2001).

Exhibit
Number

10.45	Amendment No. 1 to Performance Unit Agreements dated December 5, 2001, amending the Performance Unit agreements dated February 2, 2000 and January 31, 2001, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.46	Form of Restricted Stock Agreement dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.47	Form of Performance Unit Agreement (three-year vesting) dated July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 6, 2002).
10.48	Form of Amendment No. 1 to Restricted Stock Agreements dated as of December 10, 2002, amending the Restricted Stock Agreements dated February 2, 2000, January 31, 2001 and July 26, 2002, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.49	Form of Performance Unit Agreement (one-year vesting) dated February 5, 2003, between R.J. Reynolds Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 3, 2003).
10.50	Form of Restricted Stock Agreement dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.51	Form of Performance Unit Agreement (three-year vesting) dated July 31, 2003, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 7, 2003).
10.52	Form of Performance Unit Agreement (one-year vesting) dated February 4, 2004, between R.J. Reynolds Tobacco Holdings, Inc. and the grantee named therein.
10.53	R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 and Amended and Restated Effective January 1, 2002 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.54	Amendment No. 1 dated June 4, 2003, to R.J. Reynolds Tobacco Holdings, Inc. Annual Incentive Award Plan, Effective January 1, 1987 and Amended and Restated Effective January 1, 2002.
10.55	Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to Registrant’s Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April 5, 1989, as amended).
10.56	Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989, by and between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10(h)(ii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989).
10.57	Second Amendment to Excess Benefit Master Trust Agreement, dated as of October 3, 2003, by and between R.J. Reynolds Tobacco Company, as successor to RJR Nabisco, Inc., and Wachovia Bank, N.A.
10.58	R.J. Reynolds Supplemental Executive Retirement Plan, as amended and restated on January 1, 2004.
10.59	Retention Trust Agreement dated May 13, 1998, by and between RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998).

Exhibit
Number

10.60	Form of Employment Agreement dated as of October 31, 1988, by and between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10 to Registrant’s Schedule 14D-9 filed on November 8, 1988).
10.61	Form of Special Addendum dated December 20, 1988, to the Employment Agreement dated as of October 31, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10(d)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed March 8, 1989).
10.62	Amendment dated June 7, 1999, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988, between RJR Nabisco, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.63	Amendment dated January 4, 2002, to the Employment Agreement dated as of October 31, 1988, and previously amended as of December 20, 1988 and June 7, 1999, between R.J. Reynolds Tobacco Holdings, Inc. (formerly known as RJR Nabisco, Inc.) and Andrew J. Schindler (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.64	Change of Control Letter Agreement dated October 25, 1999, by and among R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.65	Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan (now known as the R.J. Reynolds Supplemental Executive Retirement Plan), for Andrew J. Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed February 22, 1996).
10.66	Amendment dated October 25, 1999, to the Participation Agreement, RJR Nabisco, Inc. Supplemental Executive Retirement Plan (now known as the R.J. Reynolds Supplemental Executive Retirement Plan), for Andrew J. Schindler dated December 28, 1995, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.55 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed February 28, 2002).
10.67	Cash Retention Grant Letter Agreement dated August 17, 1999, between R.J. Reynolds Tobacco Holdings, Inc. and Andrew J. Schindler (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.68	Offer of Employment Letter dated June 12, 2002, by R.J. Reynolds Tobacco Holdings, Inc. to Richard H. Bogan, accepted by Mr. Bogan on June 18, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 1, 2002).
10.69	Severance Agreement dated June 6, 2003, by and between R.J. Reynolds Tobacco Holdings, Inc. and Richard H. Bogan (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003).
10.70	Form of Change of Control Letter Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the executive officer named therein (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.71	Form of Special Severance Benefits Letter Agreement between R.J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).
10.72	Form of Amendment to Special Severance Benefits Letter Agreement between R.J. Reynolds Tobacco Company and the executive officer named therein (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed November 12, 1999).

Exhibit
Number

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends/ Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2003.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2003.
31.2	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2003, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Expanded Litigation Disclosure.
99.2	Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy.

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

Signature	Title	Date

/s/ ANDREW J. SCHINDLER Andrew J. Schindler	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	March 5, 2004

/s/ DIANNE M. NEAL Dianne M. Neal	Executive Vice President and Chief Financial Officer (principal financial officer)	March 5, 2004

/s/ THOMAS R. ADAMS Thomas R. Adams	Senior Vice President and Controller (principal accounting officer)	March 5, 2004

/s/ MARY K. BUSH Mary K. Bush	Director	March 5, 2004

/s/ JOHN T. CHAIN, JR. John T. Chain, Jr.	Director	March 5, 2004

/s/ A.D. FRAZIER, JR. A.D. Frazier, Jr.	Director	March 5, 2004

/s/ E.V. GOINGS E.V. Goings	Director	March 5, 2004

/s/ DENISE ILITCH Denise Ilitch	Director	March 5, 2004

/s/ NANA MENSAH Nana Mensah	Director	March 5, 2004

/s/ ROBERT S. MILLER, JR. Robert S. Miller, Jr.	Director	March 5, 2004

/s/ JOSEPH P. VIVIANO Joseph P. Viviano	Director	March 5, 2004

/s/ THOMAS C. WAJNERT Thomas C. Wajnert	Director	March 5, 2004