Form 10-K/A
period 2001-12-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-03-10
CIK 83612

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

INDEX

		Page

Part I

Item 1.	Business	3

Part II

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 8.	Financial Statements and Supplementary Data	38

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	85

Signatures		86

EXPLANATORY NOTE

      This Form 10-K/A amends the annual report of R. J. Reynolds Tobacco Holdings, Inc. referred to as RJR, on Form 10-K for the year ended December 31, 2001, referred to as the 2001 Form 10-K, filed with the SEC on February 28, 2002. The purpose of this amendment is to:

(1) Include additional disclosure regarding tobacco-related litigation in Item 1 — Business, “Litigation Affecting the Cigarette Industry,” similar disclosure in Item 8 — Financial Statements and Supplementary Data, Note 14 — Commitments and Contingencies, as well as additional disclosures in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. This amendment also includes the addition of footnote 2 to the Consolidated Statements of Income included in Item 8, to disclose settlement costs that were included in cost of products sold.

(2) Reclassify an income tax benefit from continuing operations to discontinued operations as a result of a misclassification of a reduction of tax exposure reserves that occurred in 2000. The restatement had no effect on net income, net income per share or cash flows for the year ended December 31, 2000, or the balance sheet as of December 31, 2000, and no effect on any consolidated financial statements for 2001. As a result of the restatement, the gain on discontinued operations for 2000 has been revised to reflect a $53 million reserve reduction, related to the 1999 sale of the international tobacco business to Japan Tobacco Inc., and the provision for income taxes on continuing operations for 2000 has been revised to reflect the similar reserve increase. These changes are reflected in Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data.

      This amendment is limited in scope to the portions of the 2001 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2001 Form 10-K.

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

      RJR believes that the acquisition of NGH and Santa Fe present meaningful opportunities for RJR to build shareholder value. The acquisition of NGH provided $1.5 billion of net cash proceeds to RJR, which has funded RJR’s share repurchase programs and the acquisition of Santa Fe. Santa Fe’s approach to building brand equity is consistent with RJR Tobacco’s strategy for its key brands, and the acquisition was originated in order to enhance RJR’s consolidated earnings.

Industry Overview

      U.S. cigarette shipments decreased at a compound annual rate of 1.6% from 1987 through 1997. After declining 4.6% in 1998 and 9% in 1999, shipments remained relatively stable in 2000 and declined 3.2%, to 406.4 billion units in 2001. From December 1999 to December 2001, wholesale cigarette prices of the major manufacturers increased $.52 per pack overall. The average wholesale list price of a pack of RJR Tobacco’s full-price brands was $2.12, $2.45 and $2.64 in 1999, 2000 and 2001, respectively.

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

      Anti-smoking groups have attempted to restrict cigarette sales, cigarette advertising and the testing and introduction of new cigarette products. The MSA, signed in late 1998, contains provisions restricting the marketing of cigarettes. See “— Litigation Affecting the Cigarette Industry” for more discussion of the MSA.

      Established cigarette brands usually have a competitive advantage in the United States because of significant cigarette marketing restrictions. RJR Tobacco has repositioned or introduced brands designed to appeal to adult smokers of competing brands in the United States, but there can be no assurance that such efforts will be successful. See “— Marketing” for more discussion of RJR Tobacco’s marketing efforts.

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

      DORAL’s marketing program continues to focus on exceeding adult smokers’ expectations with its “Imagine Getting More” positioning. DORAL, the largest savings brand in the country, offers savings-conscious adult smokers added value at a competitive price. Due to pricing pressure and the growth of deep-discount brands, DORAL’s share started to decline in the second quarter of 2001 after holding steady for several quarters. To improve its performance, DORAL has recently launched a comprehensive upgrade of its products and packaging with unique advertising to communicate the improvements.

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

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class Action Suits.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

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

PART II

Item 6. Selected Financial Data

      The selected historical consolidated financial data as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 are derived from the consolidated financial statements and accompanying notes, which have been audited by RJR’s independent auditors. The historical financial statements for the year ended December 31, 2000 have been restated. See note 23 to consolidated financial statements. The selected historical consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from audited consolidated financial statements not presented or incorporated by reference. The financial statements prior to 2000 segregate the account balances and activities of the international tobacco business and Nabisco and report those account balances and activities as discontinued operations. You should read this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the consolidated financial statements.

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

		(Restated)

	(Dollars in Millions, Except Per Share Amounts)

Results of Operations:

Net sales (1)	$8,585	$8,058	$7,468	$5,685	$4,975

Income (loss) from continuing operations	444	299	195	(519)	19

Income (loss) from discontinued operations	(9)	53	2,398	3	414

Extraordinary items — gain (loss)	—	1,475	(250)	—	—

Net income (loss)	435	1,827	2,343	(516)	433

Per Share Data:

Basic income (loss) from continuing operations	4.57	2.96	1.80	(4.77)	.17

Diluted income (loss) from continuing operations	4.48	2.94	1.80	(4.77)	.17

Basic income (loss) from discontinued operations	(.09)	0.52	22.10	.03	3.81

Diluted income (loss) from discontinued operations	(.09)	0.52	22.08	.03	3.81

Basic income (loss) from extraordinary items	—	14.56	(2.30)	—	—

Diluted income (loss) from extraordinary items	—	14.48	(2.30)	—	—

Basic net income (loss)	4.48	18.04	21.60	(4.74)	3.98

Diluted net income (loss)	4.39	17.94	21.58	(4.74)	3.98

Basic weighted average shares, in thousands	97,043	101,264	108,495	108,691	108,691

Diluted weighted average shares, in thousands	98,986	101,857	108,570	108,691	108,691

Cash dividends declared per share of common stock (2)	$3.30	$3.10	$1.55	$—	$—

Balance Sheet Data (at end of periods):

Total assets	15,122	15,554	14,377	19,310	20,251

Long-term debt	1,631	1,674	1,653	4,861	4,944

Stockholders’ equity	8,026	8,436	7,064	9,886	11,079

Other Data:

Ratio of earnings to fixed charges (3)	6.4	5.1	2.8	—	1.5

Deficiency in the coverage of fixed charges by earnings before fixed charges (3)	$—	$—	$—	$(679)	$—

(1)	Net sales and costs of products sold exclude excise taxes of $1.529 billion, $1.631 billion, $1.173 billion, $1.292 billion and $1.369 billion for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(2)	RJR began trading as a separate company on June 15, 1999. From the third quarter of 1999 through the second quarter of 2001, RJR’s board of directors declared a quarterly cash dividend of $.775 per common share, or $3.10 on an annualized basis. Beginning with the third quarter of 2001, the board of directors has declared a quarterly cash dividend of $.875 per common share, or $3.50 on an annualized basis, an increase of 12.9% from $.775.
(3)	Earnings consist of income before income taxes and fixed charges. Fixed charges consist of interest on indebtedness, amortization of debt issuance costs and one-third of operating rental expense, representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of RJR’s business, initiatives, critical accounting policies and its consolidated results of operations and financial condition. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RJR’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RJR’s results of operations is presented in two comparative sections, 2001 compared with 2000 and 2000 compared with 1999. Disclosures related to liquidity and financial condition completes management’s discussion and analysis. You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the consolidated financial statements and the related notes as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001.

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

Tobacco — Related Litigation

      RJR and RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote. RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, a small number of individual smoking and health cases and a health-care cost recovery case. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying consolidated statements of income were $2.6 billion in 2001, $2.3 billion in 2000 and $2.2 billion in 1999. RJR Tobacco estimates that its settlement charges will approximate $2.4 billion in 2002 and $2.1 billion in each of 2003, 2004 and 2005, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

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

      Cost of products sold of $3.6 billion increased $124 million from 2000, primarily due to an increase of $255 million in ongoing settlement costs partially offset by decreased volume-related expenses and lower raw material costs.

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

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases discussed in “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to consolidated financial statements:

•	individual smoking and health;

•	flight attendant — ETS (Broin II);

•	class actions;

•	governmental health-care cost recovery;

•	other health-care cost recovery and aggregated claims; and

•	asbestos contribution.

      “Product liability defense costs” include the following items:

•	direct and indirect compensation, fees and related costs and expenses for internal legal and related administrative staff administering product liability claims;

•	fees and cost reimbursements paid to outside attorneys;

•	direct and indirect payments to third party vendors for litigation support activities;

•	expert witness costs and fees; and

•	payments to the Council for Tobacco Research — U.S.A., which funds are used primarily by the CTR to fund its legal defense costs.

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to consolidated financial statements for detailed information regarding the number and type of cases pending, and “Business — Litigation Affecting the Cigarette Industry — Scheduled Trials” in Item 1 and note 14 to consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2002. The decrease in product liability defense costs in 2001 compared with 2000 was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2001 compared with 2000.

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

      Discontinued operations in 2001 included a $14 million, $9 million after tax, purchase price adjustment of the 1999 gain on the sale of the international tobacco business to Japan Tobacco Inc. Discontinued operations in 2000 included a $53 million after-tax gain resulting from re-evaluation of tax reserves related to the sale of the international tobacco business. Including this adjustment, the net after-tax gain on the sale of the international tobacco business was $2.4 billion.

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

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the years ended December 31, 2000 and 1999, RJR Tobacco’s product liability defense costs were $179 million and $141 million, respectively. The increase in product liability defense costs was primarily due to an increase in the level of activity in cases in preparation for trial, in trial and on appeal in 2000 compared with 1999.

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

      Discontinued operations in 2000 included a $53 million after-tax gain resulting from re-evaluation of tax reserves related to the sale of the international tobacco business. Discontinued operations for the year ended December 31, 1999 included after-tax income of $76 million related to the operations of the international tobacco business and Nabisco. Additionally, discontinued operations included a $2.3 billion gain on the sale of the international tobacco business, net of a $322 million loss on the recognition of Nabisco’s cumulative translation adjustment account. See note 2 to the consolidated financial statements.

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

      For more information about RJR’s long-term debt, see “— Debt” below. RJR Tobacco estimates that its settlement charges will approximate $2.4 billion in 2002 and will exceed $2 billion each year thereafter. For more information about RJR Tobacco’s settlement payments, see “Business — Litigation Affecting the Cigarette Industry” in Item 1 and note 14 to the consolidated financial statements.

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

As discussed in Note 23 to the consolidated financial statements, the Company has restated its previously issued 2000 consolidated statement of income for the reclassification of an income tax benefit from continuing operations to discontinued operations.

/s/ KPMG LLP

Greensboro, North Carolina

January 24, 2002, except as to notes 14 and 22, which are as of February 7, 2002, and note 23, which is as of January 8, 2004.

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

Charlotte, North Carolina

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

/s/ Andrew J. Schindler

Chairman of the Board, President and
  Chief Executive Officer

/s/ Dianne M. Neal

Executive Vice President and
  Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except Per Share Amounts)

	For the Years Ended December 31,

	2001	2000	1999

		(Restated)

Net sales (1)	$8,585	$8,058	$7,468

Costs and expenses:

Cost of products sold (1)(2)	3,560	3,436	3,292

Selling, general and administrative expenses	3,745	3,342	2,924

Amortization of trademarks and goodwill	362	366	366

Impairment charge	—	89	—

Headquarters close-down and related charges	—	—	143

Other operating expense	—	(3)	21

Operating income	918	828	722

Interest and debt expense	150	168	268

Interest income	(137)	(119)	(114)

Other expense, net	13	31	58

Income from continuing operations before income taxes	892	748	510

Provision for income taxes	448	449	315

Income from continuing operations	444	299	195

Discontinued operations:

Income from operations of discontinued businesses, net of income taxes	—	—	76

Gain (loss) on discontinued businesses, net of income taxes	(9)	53	2,322

Income before extraordinary items	435	352	2,593

Extraordinary item — gain on acquisition, net of income taxes	—	1,475	—

Extraordinary item — loss on early extinguishment of debt, net of income taxes	—	—	(250)

Net income	$435	$1,827	$2,343

Basic income (loss) per share:

Income from continuing operations	$4.57	$2.96	$1.80

Income (loss) from discontinued operations	(.09)	0.52	22.10

Extraordinary items — gain (loss)	—	14.56	(2.30)

Net income	$4.48	$18.04	$21.60

Diluted income (loss) per share:

Income from continuing operations	$4.48	$2.94	$1.80

Income (loss) from discontinued operations	(.09)	0.52	22.08

Extraordinary items — gain (loss)	—	14.48	(2.30)

Net income	$4.39	$17.94	$21.58

Dividends declared per share	$3.30	$3.10	$1.55

(1)	Excludes excise taxes of $1,529 million, $1,631 million and $1,173 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(2)	Includes settlement expense of $2,584 million, $2,329 million and $2,178 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31,

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$2,020	$2,543

Short-term investments	207	—

Accounts and notes receivable, net of allowance (2001 — $13; 2000 — $11)	106	100

Inventories	730	588

Deferred income taxes	610	459

Prepaid excise taxes and other	255	181

Total current assets	3,928	3,871

Property, plant and equipment, at cost:

Land and land improvements	94	94

Buildings and leasehold improvements	668	666

Machinery and equipment	1,557	1,531

Construction-in-process	61	34

Total property, plant and equipment	2,380	2,325

Less accumulated depreciation	1,330	1,277

Property, plant and equipment, net	1,050	1,048

Trademarks, net of accumulated amortization (2001 — $1,450; 2000 — $1,348)	2,773	2,875

Goodwill, net of accumulated amortization (2001 — $3,359; 2000 — $3,099)	6,875	7,303

Other assets and deferred charges	496	457

	$15,122	$15,554

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$74	$80

Tobacco settlement and related accruals	1,520	1,394

Accrued liabilities	1,155	1,229

Current maturities of long-term debt	43	73

Total current liabilities	2,792	2,776

Long-term debt (less current maturities)	1,631	1,674

Deferred income taxes	1,798	1,856

Long-term retirement benefits	514	543

Other noncurrent liabilities	361	269
Commitments and contingencies

Stockholders’ equity:

Common stock (shares issued: 2001 — 114,046,712; 2000 — 112,563,918)	1	1

Paid-in capital	7,371	7,291

Retained earnings	1,593	1,481

Accumulated other comprehensive loss — cumulative minimum pension liability adjustment	(121)	(8)

Unamortized restricted stock	(42)	(41)

	8,802	8,724

Less treasury stock (shares: 2001 — 19,810,832; 2000 — 11,299,092), at cost	(776)	(288)

Total stockholders’ equity	8,026	8,436

	$15,122	$15,554

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The operating results of the international tobacco business until May 12, 1999, the date of sale, are segregated and reported as discontinued operations in the 1999 consolidated statement of income. Nabisco’s operating results through May 18, 1999, the date of the merger transaction, are segregated and reported as discontinued operations in the 1999 consolidated statement of income. Summarized operating results of the discontinued operations include net sales and a provision for income taxes of $3,827 million and $34 million, respectively, for the year ended December 31, 1999. Discontinued operations in 2000 (restated) included a $53 million gain resulting from a re-evaluation of tax reserves.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Per Share

      The components of the calculation of income per share were:

	For the Years Ended December 31,

	2001	2000	1999

Income from continuing operations	$444	$299	$195

Income (loss) from discontinued operations	(9)	53	2,398

Extraordinary items—gain (loss)	—	1,475	(250)

Net income	$435	$1,827	$2,343

Basic weighted average shares, in thousands	97,043	101,264	108,495

Effect of dilutive potential shares:

Options	1,472	371	66

Restricted stock	471	222	9

Diluted weighted average shares, in thousands	98,986	101,857	108,570

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income Taxes

      The components of the provision for income taxes from continuing operations were:

	For the Years Ended
	December 31,

	2001	2000	1999

	(Restated)

Current:

Federal	$426	$368	$530

State and other	65	59	92

	491	427	622

Deferred:

Federal	(36)	23	(265)

State and other	(7)	(1)	(42)

	(43)	22	(307)

Provision for income taxes	$448	$449	$315

      The current deferred income tax asset shown on the consolidated balance sheets at December 31 included:

	2001	2000

Deferred tax assets:

LIFO inventories	$(131)	$(136)

Pension and other postretirement liabilities	62	31

Tobacco settlement related accruals and other accrued liabilities	607	564

	$538	$459

      The non-current deferred income tax liability shown on the consolidated balance sheets at December 31 included:

	2001	2000

Deferred tax assets:

Pension and other postretirement liabilities	$(191)	$(208)

Tobacco settlement related accruals and other accrued liabilities	(119)	(109)

	(310)	(317)

Deferred tax liabilities:

Property and equipment	300	310

Trademarks	1,080	1,121

Other	656	742

	2,036	2,173

	$1,726	$1,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates were:

	For the Years Ended
	December 31,

	2001	2000	1999

	(Restated)

Income taxes computed at statutory U.S. federal income tax rates	$312	$262	$178

State and local income taxes, net of federal tax benefits	37	33	30

Goodwill amortization	91	91	91

Adjustment of tax reserve (See Note 23)	—	53	—

Other items, net	8	10	16

Provision for income taxes	$448	$449	$315

Effective tax rate	50.2%	60.0%	61.8%

Note 13 — Long-Term Debt

      Long-term debt at December 31 included:

	2001	2000

7.625%-9.25% unsecured notes, due 2002 to 2013	$330	$404

7.375%-7.875% guaranteed unsecured notes, due 2003 to 2009	1,246	1,245

9.5% junior subordinated debentures, due 2047	98	98

Current maturities of long-term debt	(43)	(73)

	$1,631	$1,674

      The payment of long-term debt is due as follows:

Year	Amount

2003	$740

2004	56

2005	50

2006	498

Thereafter	287

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14 — Commitments and Contingencies

Tobacco Litigation

Overview

      Introduction. Various tobacco-related legal actions and proceedings are pending or may be instituted against RJR or its affiliates, including RJR Tobacco, or indemnitees. These actions and proceedings raise a variety of claims, including product liability, health-care cost recovery, consumer protection, smuggling, RICO, tax, antitrust and trade regulation claims. During 2001, 129 new tobacco-related actions were served against RJR Tobacco and/or its affiliates or indemnitees, and 154 actions were dismissed or otherwise resolved in favor of RJR Tobacco and/or its affiliates or indemnitees without trial. On December 31, 2001, there were 1,639 active cases pending, including approximately 1,237 individual smoker cases pending in West Virginia state court as a consolidated action, as compared with 1,664 on December 31, 2000, and 541 on December 31, 1999. As of February 7, 2002, 1,657 active cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,652 in the United States; two in Puerto Rico and one in each of Canada, Israel and the Marshall Islands. The U.S. case number does not include the 2,852 Broin II cases pending as of February 7, 2002, discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been decided. As a general proposition, the losing party can appeal a verdict only after a final judgment has been entered by the trial court.

      The term “damages” refers to the amount of money sought by a plaintiff in a complaint, or awarded to a party by a jury, or in some cases by a judge. “Compensatory damages” are awarded to compensate the prevailing party for actual losses suffered — if liability is proved. In cases in which there is a finding that a defendant has acted willfully, maliciously or fraudulently generally, based on a higher burden of proof than is required for a finding of liability for compensatory damages, a plaintiff also may be awarded punitive damages. Although damages may be awarded at the trial court stage, a losing party may be protected from paying any damages until all appellate avenues have been exhausted by posting a supersedeas bond. The amount of such a bond is governed by the law of the relevant jurisdiction and generally is set at the amount of damages plus some measure of statutory interest, modified at the discretion of the appropriate court or subject to a cap set by court or statute.

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

      The only smoking and health tobacco litigation claims settled by RJR Tobacco involved (1) the MSA, the related settlements with the states of Mississippi, Florida, Texas and Minnesota, and the funding by various tobacco companies of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers, and (2) the original Broin flight attendant case discussed below under “— Class Action Suits.” Despite having valid legal defenses, RJR Tobacco settled these matters because of unique circumstances that do not apply to the other tobacco litigation cases pending against RJR Tobacco and its affiliates, including RJR.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Quarterly Results of Operations (Unaudited)

2001	First	Second	Third	Fourth

Net sales (1)	$1,950	$2,269	$2,273	$2,093

Gross profit	1,113	1,293	1,357	1,262

Income from continuing operations	100	127	128	89

Discontinued operations, net of income taxes	—	—	(9)	—

Net income	100	127	119	89

Per share data (2):

Basic:

Income from continuing operations	1.00	1.29	1.34	.95

Discontinued operations, net of income taxes	—	—	(.10)	—

Net income	1.00	1.29	1.24	.95

Diluted:

Income from continuing operations	.98	1.26	1.31	.93

Discontinued operations, net of income taxes	—	—	(.09)	—

Net income	.98	1.26	1.22	.93

2000 (Restated)

Net sales (1)	1,904	2,053	2,089	2,012

Gross profit	1,078	1,168	1,207	1,169

Income (loss) from continuing operations	80	109	117	(7)

Discontinued operations, net of income taxes	—	—	—	53

Extraordinary item, net of income taxes	—	—	—	1,475

Net income	80	109	117	1,521

Per share data (2):

Basic:

Income (loss) from continuing operations	.77	1.08	1.17	(.07)

Discontinued operations, net of income taxes	—	—	—	.53

Extraordinary item, net of income taxes	—	—	—	14.76

Net income	.77	1.08	1.17	15.22

Diluted:

Income (loss) from continuing operations	.77	1.07	1.16	(.07)

Discontinued operations, net of income taxes	—	—	—	.52

Extraordinary item, net of income taxes	—	—	—	14.58

Net income	.77	1.07	1.16	15.03

(1)	Adoption of EITF No. 00-14 required the classification of certain sales incentive costs as reductions of net sales, and also resulted in shifting a portion of those costs to other interim periods within the annual period.
(2)	Income per share is computed independently for each of the periods presented. The sum of the income per share amounts for the quarters may not equal the total for the year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2001

Net sales	$—	$8,585	$50	$(50)	$8,585

Cost of products sold	—	3,607	3	(50)	3,560

Selling, general and administrative expenses	32	4,065	(352)	—	3,745

Amortization of trademarks and goodwill	—	260	102	—	362

Interest and debt expense	138	12	—	—	150

Interest income	(4)	(129)	(4)	—	(137)

Intercompany interest (income) expense	(10)	274	(264)	—	—

Intercompany dividend	(1,632)	(698)	—	2,330	—

Other expense (income), net	(3)	16	—	—	13

Income from continuing operations before income taxes	1,479	1,178	565	(2,330)	892

Provision for (benefit from) income taxes	(51)	300	199	—	448

Equity income from subsidiaries	1,235	357	—	(1,592)	—

Income from continuing operations	2,765	1,235	366	(3,922)	444

Loss on sale of discontinued businesses, net of income taxes	—	—	(9)	—	(9)

Net income	$2,765	$1,235	$357	$(3,922)	$435

For the Year Ended December 31, 2000 (Restated)

Net sales	$—	$8,060	$48	$(50)	$8,058

Cost of products sold	—	3,483	3	(50)	3,436

Selling, general and administrative expenses	42	3,615	(315)	—	3,342

Amortization of trademarks and goodwill	—	260	106	—	366

Impairment charge	—	—	89	—	89

Other operating expense	—	(3)	—	—	(3)

Interest and debt expense	164	4	—	—	168

Interest income	(1)	(111)	(7)	—	(119)

Intercompany interest (income) expense	(11)	394	(383)	—	—

Intercompany dividend	(238)	(861)	—	1,099	—

Other expense (income), net	6	26	(1)	—	31

Income from continuing operations before income taxes	38	1,253	556	(1,099)	748

Provision for (benefit from) income taxes	(64)	317	196	—	449

Equity income from subsidiaries	2,825	360	—	(3,185)	—

Income from continuing operations	2,927	1,296	360	(4,284)	299

Income from discontinued operations	—	53	—	—	53

Income before extraordinary item	2,927	1,349	360	(4,284)	352

Extraordinary item—gain (loss) on acquisition, net of taxes	(1)	1,476	—	—	1,475

Net income	$2,926	$2,825	$360	$(4,284)	$1,827

For the Year Ended December 31, 1999

Net sales	$—	$7,412	$56	$—	$7,468

Cost of products sold	—	3,283	9	—	3,292

Selling, general and administrative expenses	43	3,184	(303)	—	2,924

Amortization of trademarks and goodwill	—	260	106	—	366

Headquarters close-down and related charges	143	—	—	—	143

Other operating expense	—	21	—	—	21

Interest and debt expense	267	1	—	—	268

Interest income	(4)	(85)	(25)	—	(114)

Intercompany interest (income) expense	(393)	620	(227)	—	—

Other expense (income), net	(67)	7	118	—	58

Income from continuing operations before income taxes	11	121	378	—	510

Provision for (benefit from) income taxes	(16)	163	168	—	315

Equity income from subsidiaries from continuing operations	168	209	—	(377)	—

Income from continuing operations	195	167	210	(377)	195

Income (loss) from discontinued operations	(611)	1,162	1,847	—	2,398

Equity income from subsidiaries from discontinued operations	3,009	1,848	—	(4,857)	—

Income before extraordinary item	2,593	3,177	2,057	(5,234)	2,593

Extraordinary item—loss on early extinguishment of debt, net of taxes	(250)	—	—	—	(250)

Net income	$2,343	$3,177	$2,057	$(5,234)	$2,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions) (Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Year Ended December 31, 2001

Cash flows from operating activities	$1,003	$895	$420	$(1,692)	$626

Cash flows from (used in) investing activities:

Short-term investments	—	(207)	—	—	(207)

Intercompany notes receivable	(5)	(9)	281	(267)	—

Other, net	—	(85)	(15)	—	(100)

Net cash flows from (used in) investing activities	(5)	(301)	266	(267)	(307)

Cash flows from (used in) financing activities:

Repurchase of common stock	(494)	—	—	—	(494)

Dividends paid on common stock	(320)	(994)	(698)	1,692	(320)

Repayments of long-term debt	(73)	—	—	—	(73)

Proceeds from exercise of stock options	45	—	—	—	45

Intercompany notes payable	15	(290)	8	267	—

Net cash flows used in financing activities	(827)	(1,284)	(690)	1,959	(842)

Net change in cash and cash equivalents	171	(690)	(4)	—	(523)

Cash and cash equivalents at beginning of year	14	2,424	105	—	2,543

Cash and cash equivalents at end of year	$185	$1,734	$101	$—	$2,020

For the Year Ended December 31, 2000

Cash flows from operating activities	$615	$641	$432	$(1,098)	$590

Cash flows from (used in) investing activities:

Short-term investments	—	109	1	—	110

Intercompany notes receivable	2	34	811	(847)	—

Net proceeds from acquisition	—	1,519	—	—	1,519

Other, net	(5)	(50)	(1)	—	(56)

Net cash flows from (used in) investing activities	(3)	1,612	811	(847)	1,573

Cash flows from (used in) financing activities:

Repurchase of common stock	(231)	—	—	—	(231)

Dividends paid on common stock	(322)	(238)	(860)	1,098	(322)

Repayments of long-term debt	(387)	—	—	—	(387)

Intercompany notes payable	1	(470)	(377)	846	—

Other, net	238	(164)	(16)	1	59

Net cash flows used in financing activities	(701)	(872)	(1,253)	1,945	(881)

Net cash flows related to discontinued operations	103	(19)	—	—	84

Net change in cash and cash equivalents	14	1,362	(10)	—	1,366

Cash and cash equivalents at beginning of year	—	1,062	115	—	1,177

Cash and cash equivalents at end of year	$14	$2,424	$105	$—	$2,543

For the Year Ended December 31, 1999

Cash flows from operating activities	$138	$518	$273	$—	$929

Cash flows from (used in) investing activities:

Net proceeds from the sale of the international tobacco business	(35)	2,611	5,184	—	7,760

Short-term investments	—	(109)	(1)	—	(110)

Other, net	—	(55)	(19)	—	(74)

Net cash flows from (used in) investing activities	(35)	2,447	5,164	—	7,576

Cash flows from (used in) financing activities:

Repayments of long-term debt	(4,450)	—	—	—	(4,450)

Intercompany transfer	5,216	(881)	(4,335)	—	—

Proceeds from issuance of long-term debt	1,244	—	—	—	1,244

Transfers and payments to former parent	(1,968)	—	—	—	(1,968)

Other, net	(185)	—	—	—	(185)

Net cash flows used in financing activities	(143)	(881)	(4,335)	—	(5,359)

Cash flows related to discontinued operations (including income taxes paid on the gain on sale of the international tobacco business)	—	(982)	(987)	—	(1,969)

Net change in cash and cash equivalents	(40)	1,102	115	—	1,177

Cash and cash equivalents at beginning of year	40	(40)	—	—	—

Cash and cash equivalents at end of year	$—	$1,062	$115	$—	$1,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)
(Unaudited)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

December 31, 2001

Assets

Cash and cash equivalents	$185	$1,734	$101	$—	$2,020

Short-term investments	—	207	—	—	207

Other current assets	95	2,055	37	(486)	1,701

Trademarks, net	—	—	2,773	—	2,773

Goodwill, net	—	6,875	—	—	6,875

Intercompany notes receivable	146	14	3,822	(3,982)	—

Investment in subsidiaries	10,585	5,772	—	(16,357)	—

Other noncurrent assets	65	1,497	16	(32)	1,546

Total assets	$11,076	$18,153	$6,749	$(20,857)	$15,122

Liabilities and stockholders’ equity

Tobacco settlement and related accruals	$—	$1,520	$—	$—	$1,520

Other current liabilities	664	1,080	14	(486)	1,272

Intercompany notes payable	69	3,905	8	(3,982)	—

Long-term debt (less current maturities)	1,534	97	—	—	1,631

Other noncurrent liabilities	783	947	974	(32)	2,673

Stockholders’ equity	8,026	10,604	5,753	(16,357)	8,026

Total liabilities and stockholders’ equity	$11,076	$18,153	$6,749	$(20,857)	$15,122

December 31, 2000

Assets

Cash and cash equivalents	$14	$2,424	$105	$—	$2,543

Other current assets	7	2,221	54	(954)	1,328

Trademarks, net	—	—	2,875	—	2,875

Goodwill, net	—	7,303	—	—	7,303

Intercompany notes receivable	141	5	4,103	(4,249)	—

Investment in subsidiaries	11,957	6,117	—	(18,074)	—

Other noncurrent assets	69	1,429	6	1	1,505

Total assets	$12,188	$19,499	$7,143	$(23,276)	$15,554

Liabilities and stockholders’ equity

Tobacco settlement and related accruals	$—	$1,394	$—	$—	$1,394

Other current liabilities	1,307	993	36	(954)	1,382

Intercompany notes payable	54	4,195	—	(4,249)	—

Long-term debt (less current maturities)	1,576	98	—	—	1,674

Other noncurrent liabilities	815	843	1,009	1	2,668

Stockholders’ equity	8,436	11,976	6,098	(18,074)	8,436

Total liabilities and stockholders’ equity	$12,188	$19,499	$7,143	$(23,276)	$15,554

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Restatement

      During December 2003, RJR discovered a misclassification in the 2000 consolidated financial statements related to changes in RJR Tobacco’s tax exposure reserves between continuing operations and gain on sale of discontinued businesses. In order to reflect the appropriate classifications, RJR is restating its 2000 consolidated statement of income and portions of notes 2, 7, 12, 20 and 21 to the consolidated financial statements as they relate to certain 2000 information. The restatement had no effect on net income, net income per share or cash flows for the year ended December 31, 2000, or the balance sheet as of December 31, 2000, and no effect on any consolidated financial statements for 2001. The effect of the reclassification in the 2000 consolidated statement of income is shown below.

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

(c) The following exhibits are filed as part of this report:

Exhibit
Number

23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2001.
31.2	Certification of Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2001.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Annual Report on Form 10-K for the period ended December 31, 2001, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

Dated: March 9, 2004

By:	/s/ ANDREW J. SCHINDLER

Andrew J. Schindler Chairman of the Board, President, Chief Executive Officer and Director

By:	/s/ DIANNE M. NEAL

Dianne M. Neal Executive Vice President and Chief Financial Officer