Form 10-Q
period 2004-03-31
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-05-07
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 85,258,164 shares of common stock, par value $.01 per share, as of April 14, 2004

PART I — Financial Information

Item 1. Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2004	2003

Net sales[1]	$1,218	$1,218
Costs and expenses:
Cost of products sold[1,2]	711	749
Selling, general and administrative expenses	295	334
Restructuring and asset impairment charges	(9)	—

Operating income	221	135
Interest and debt expense	20	36
Interest income	(5)	(10)
Other (income) expense, net	5	(7)

Income before income taxes	201	116
Provision for income taxes	79	45

Net income	$122	$71

Basic income per share	$1.45	$0.84

Diluted income per share	$1.43	$0.84

Dividends declared per share	$0.95	$0.95

[1]	Excludes excise taxes of $371 million and $375 million for the three months ended March 31, 2004 and 2003, respectively.

[2]	Includes settlement expense of $449 million and $462 million for the three months ended March 31, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2004	2003

Cash flows from (used in) operating activities:
Net income	$122	$71
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	22	53
Restructuring and asset impairment charges, net of cash payments	(35)	(4)
Deferred income tax expense (benefit)	18	(33)
Other working capital items	(57)	84
Tobacco settlement and related expenses	(81)	(167)
Long-term retirement benefits	(97)	(75)
Other, net	20	(8)

Net cash flows used in operating activities	(88)	(79)

Cash flows from (used in) investing activities:
Capital expenditures	(10)	(8)
Distribution from (investment in) equity investees	5	(11)
Purchases of short-term investments	—	(2)
Other, net	(3)	—

Net cash flows used in investing activities	(8)	(21)

Cash flows from (used in) financing activities:
Repurchase of common stock	(7)	(71)
Dividends paid on common stock	(81)	(82)
Proceeds from exercise of stock options	9	1

Net cash flows used in financing activities	(79)	(152)

Net change in cash and cash equivalents	(175)	(252)
Cash and cash equivalents at beginning of period	1,523	1,584

Cash and cash equivalents at end of period	$1,348	$1,332

Income taxes paid, net of refunds	$(1)	$15
Interest paid	$6	$12
Tobacco settlement and related expense payments	$530	$608

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 31,	December 31,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,348	$1,523
Short-term investments	108	107
Accounts and notes receivable, net of allowance	81	67
Inventories	723	684
Deferred income taxes	681	713
Other current assets	104	153
Assets held for sale	91	84

Total current assets	3,136	3,331
Property, plant and equipment, net of accumulated depreciation	880	894
Trademarks, net of accumulated amortization	1,759	1,759
Goodwill	3,288	3,292
Other assets and deferred charges	414	401

	$9,477	$9,677

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25	$36
Tobacco settlement and related accruals	1,548	1,629
Other current liabilities	928	1,134
Current maturities of long-term debt	56	56
Liabilities related to assets held for sale	13	10

Total current liabilities	2,570	2,865
Long-term debt (less current maturities)	1,692	1,671
Deferred income taxes	789	806
Long-term retirement benefits	1,068	1,034
Other noncurrent liabilities	250	244
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 2004 — 116,732,809; 2003 — 116,430,211)	1	1
Paid-in capital	7,314	7,377
Accumulated deficit	(2,347)	(2,469)
Accumulated other comprehensive loss	(462)	(462)
Unamortized restricted stock	(21)	(23)

	4,485	4,424
Less treasury stock (shares: 2004 — 31,488,009; 2003 — 31,326,603), at cost	(1,377)	(1,367)

Total stockholders’ equity	3,108	3,057

	$9,477	$9,677

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 —	Summary of Significant Accounting Policies

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

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in RJR’s Annual Report on Form 10-K for the year ended December 31, 2003. For comparability, certain reclassifications were made to conform prior periods to the current presentation format.

      All dollar amounts are presented in millions unless otherwise noted.

Goodwill

      The change in the carrying amount of goodwill during the quarter ended March 31, 2004, was as follows:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2004	$3,068	$224	$3,292
Adjustment due to resolution of pre-LBO tax exposure accrual	(4)	—	(4)

Balance as of March 31, 2004	$3,064	$224	$3,288

Stock-Based Compensation

      Effective January 1, 2003, RJR adopted the prospective method of transition of Statement Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” All of RJR’s compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, will be recognized under the fair value method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

grant dates will be disclosed under the provisions of SFAS No. 123, as amended. The effect on net income and income per share if RJR had applied the fair value recognition provision of SFAS No. 123 for the periods ended March 31 is as follows:

	For the Three
	Months Ended
	March 31,

	2004	2003

Net income as reported	$122	$71
Add: Stock-based employee compensation expense included in reported net income, net of tax	3	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3	2

Pro forma net income	$122	$69

Earnings per share:
Basic — as reported	$1.45	$0.84
Basic — pro forma	$1.45	$0.82

Diluted — as reported	$1.43	$0.84
Diluted — pro forma	$1.43	$0.81

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

      In December 2003, the Financial Accounting Standards Board issued SFAS No. 132(R), which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

addition, interim disclosures related to the individual elements of plan costs and employer’s current year contributions are required, and are as follows for the three months ended March 31:

Components of net benefit cost

	Pension		Postretirement
	Benefits		Benefits

	2004[1]	2003	2004	2003

Service cost	$8	$10	$2	$2
Interest cost	45	44	11	14
Expected return on plan assets	(48)	(47)	—	—
Amortization of transition asset	—	—	(1)	(1)
Amortization of prior service cost	1	—	(5)	—
Amortization of net loss	12	11	5	5

Net periodic benefit cost	18	18	12	20
Curtailment/special benefits	(2)	—	9	—
Settlements	—	1	—	—

Total benefit cost	$16	$19	$21	$20

[1]	Excludes a $2 million adjustment for 2003 net benefit income related to the retention of 750 sales positions. See note 3 for further information.

Employer contributions

      RJR disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $116 million to its pension plans in 2004. RJR contributed $111 million to its pension plans during the first quarter of 2004, and expects to contribute an additional $5 million in 2004 to fund its pension plans.

Note 2 —	Pending Business Combination Transactions

      On October 27, 2003, RJR announced the signing of a definitive agreement with Brown & Williamson Tobacco Corporation, referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, to combine RJR Tobacco and the U.S. assets, liabilities and operations of B&W, subject to specified exceptions.

      The agreement provides for establishing a new publicly traded holding company, Reynolds American Inc., referred to as Reynolds American, with approximately 150 million shares outstanding. Reynolds American will issue common shares to B&W in exchange for the U.S. assets, liabilities and operations of B&W, subject to specified exceptions, and will issue common shares to existing RJR stockholders, in exchange for their existing RJR shares, on a one-for-one basis. Upon completion of the combination, B&W will own approximately 42% of Reynolds American, and existing RJR stockholders will own approximately 58%. No indebtedness for borrowed money of B&W will be assumed by Reynolds American. The transaction is expected to be tax-free to RJR stockholders, and will be treated as a purchase of B&W by RJR for financial accounting purposes.

      The agreement provides for B&W to transfer with its U.S. operations cash in an amount equal to accrued expenses under the Master Settlement Agreement, referred to as the MSA. The cash balance is contingent on the timing of closing the transaction, but averages approximately $750 million during the year. The RJR Tobacco and B&W U.S. tobacco operations will be combined in an indirect subsidiary of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reynolds American, and that subsidiary will indemnify B&W and its affiliates for its historical and current litigation liabilities.

      Under a mutually dependent agreement, RJR will pay a foreign subsidiary of BAT $400 million in cash to acquire the stock of Lane Limited, a subsidiary that manufactures or distributes roll-your-own, cigarette, pipe tobacco and cigar brands, including DUNHILL and CAPTAIN BLACK, and other tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States. Santa Fe and Lane will operate as independent subsidiaries of Reynolds American.

      The combination transactions are expected to be completed during mid-2004, pending the necessary clearances from U.S. and European regulatory authorities and RJR stockholders, as well as satisfactory IRS rulings and other conditions. The headquarters and operations of Reynolds American are expected to be consolidated in Winston-Salem, North Carolina.

Note 3 —	Restructuring and Asset Impairment Charges

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized through March 31, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Utilized in 2004	(25)	—	—	(25)
Adjusted in 2004	(7)	—	—	(7)

Balance, March 31, 2004	$168	$—	$1	$169

      During 2003, in response to continuing challenges of an intensely competitive environment, due primarily to pricing pressures, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance, net of related benefits, of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004.

      After the adjustment in the first quarter of 2004, the workforce reduction will be approximately 25%, or approximately 1,850 full-time employees in operations and corporate functions. Approximately 1,500 personnel have accepted severance agreements as of March 31, 2004. The workforce reduction is expected to be completed during the third quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is expected to be $250 million, of which $197 million relates to employee severance costs and $53 million relates to exit costs. As of March 31, 2004, $81 million of this amount had been paid. Of the $116 million non-cash portion of the charges, $88 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet as of March 31, 2004, $100 million is included in other

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

current liabilities and $69 million is included in other noncurrent liabilities. Additional charges of approximately $11 million are expected to be incurred during 2004 in connection with the 2003 restructuring plans.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized through March 31, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(9)	—	—	(9)
Adjusted in 2004	(2)	—	—	(2)

Balance, March 31, 2004	$18	$—	$2	$20

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million severance and related benefits due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of March 31, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $38 million of inventories, $41 million of property, plant and equipment and other, and $13 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business, currently in negotiation, during the first half of 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of March 31, 2004, $36 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet as of March 31, 2004, $16 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

Note 4 —	Income Per Share

      The components of the calculation of income per share were:

	For the Three Months
	Ended March 31,

	2004	2003

Net income	$122	$71

Basic weighted average shares, in thousands[1]	84,274	84,031
Effect of dilutive potential shares:
Options	600	513
Restricted stock	364	408

Diluted weighted average shares, in thousands	85,238	84,952

[1]	Outstanding shares of contingently issuable restricted stock of 0.9 million were excluded from the share calculations for each of the three-month periods ended March 31, 2004 and 2003, as the related vesting provisions had not been met.

Note 5 —	Inventories

      The major components of inventories were:

	March 31,	December 31,
	2004	2003

Leaf tobacco	$638	$605
Raw materials	23	19
Work in process	36	36
Finished products	92	86
Other	20	19

Total	809	765
Less LIFO allowance	86	81

	$723	$684

      RJR recorded $2 million and $3 million of income from expected annual LIFO layer liquidations for the three-month periods ended March 31, 2004 and 2003, respectively.

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

      During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, due in 2006 to 2012, so that the interest payable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

effectively becomes variable. The fixed rates of these notes range from 6.5% to 7.75%. As a result, as of March 31, 2004, the average interest rate on RJR’s $1.7 billion long-term debt was 4.6%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of March 31, 2004, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to March 31, 2004, was $109 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      These interest rate swap agreements are guaranteed and secured by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

Foreign Currency Arrangements

      At March 31, 2004, R.J. Reynolds International Business Group, Inc. held forward currency exchange contracts for a net purchase of 1.3 million British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. The insignificant net increase in the fair value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

Note 7 —	Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. During the first quarter of 2004, 49 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, and 307 cases were dismissed or otherwise resolved without trial in their favor. On March 31, 2004, there were 1,334 active cases pending (including approximately 992 individual smoker cases pending in West Virginia state court as a consolidated action), as compared with 1,521 on March 31, 2003, and 1,710 on March 31, 2002. As of April 14, 2004, 1,330 active tobacco-related cases were pending against RJR Tobacco and/or its affiliates or indemnitees: 1,309 in the United States; 15 in Puerto Rico; 2 in Israel; and 4 in Canada. The U.S. case number does not include the 2,723 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of April 14, 2004, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in the following 30 states and the District of Columbia.

Number of
State	U.S. Cases

West Virginia	* 1001
Florida	63
Maryland	52

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases

Mississippi	46
New York	26
Louisiana	22
California	18
Alabama	13
Iowa	9
Illinois	8
Massachusetts	7
District of Columbia	5
Missouri	5
Tennessee	4
Connecticut	3
New Hampshire	3
New Jersey	3
Kansas	2
Minnesota	2
North Carolina	2
Ohio	2
Pennsylvania	2
Texas	2
Washington	2
Arizona	1
Georgia	1
New Mexico	1
Oklahoma	1
Oregon	1
South Dakota	1
Virginia	1

*	992 of the 1001 cases are pending as a consolidated action.

      Of the approximately 1,309 active U.S. cases, 67 are pending in federal court, 1,240 in state court and 2 in tribal court.

      The following table lists the categories of the U.S. tobacco-related cases pending against RJR Tobacco or its affiliates, including RJR, or indemnitees; the number of cases relating to each case type pending as of April 14, 2004; the changes in the number of cases by case type since January 23, 2004, the cut-off date used to calculate the number of cases pending against RJR Tobacco or its affiliates or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

indemnitees in RJR’s Annual Report on Form 10-K for the year ended December 31, 2003; and a cross-reference to the discussion of each case type.

	Number of Cases	Change in Number
	as of April 14,	of Cases Since	Page
Case Type	2004	January 23, 2004	Reference

Individual Smoking and Health	1,258	-241	22
Flight Attendant-ETS (Broin II)	2,723	-14	23
Class Action	17	-1	24
Governmental Health-Care Cost Recovery	9	+1	28
Other Health-Care Cost Recovery and Aggregated Claims	5	No Change	31
Master Settlement Agreement-Enforcement and Validity	3	+1	33
Asbestos Contribution	6	-1	34
Antitrust	5	-1	34
Other Litigation	6	No Change	36

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

      The aggregate cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $530 million and $608 million during the three months ended March 31, 2004 and 2003, respectively, and $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. RJR Tobacco estimates these payments will exceed $1.8 billion in 2004 and each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of settlement charges as products are shipped. See “— Governmental Health-Care Cost Recovery Cases —

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including RJR Tobacco’s monetary obligations under these agreements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial, at a time when discussions were underway with the federal government concerning, among other things, the possible settlement of the claims underlying the MSA and the other state settlement agreements. The Broin case was settled in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and because of a belief that further Broin litigation would be resolved as part of a settlement at the federal level.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. The cases scheduled for trial often involve claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, and RJR Tobacco expects this trend to continue. The following table lists the trial schedule, as of April 14, 2004, for RJR Tobacco or its affiliates, through December 31, 2004.

Trial Date	Case Name	Case Type	Jurisdiction

March 31, 2004 [Phase II] [Ongoing]	Scott v. American Tobacco Co., Inc.	Class Action	District Court, Orleans Parish (New Orleans, LA)
June 28, 2004	Short v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Union County (Elizabeth, NJ)
June 28, 2004	Gaston v. R. J. Reynolds Tobacco Co. (scheduled to commence after Short)	Individual	Superior Court, Union County (Elizabeth, NJ)
July 5, 2004	Rosol v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Northern District (Waverly, IA)
August 2, 2004	Swaty v. Philip Morris Inc.	Flight Attendant-ETS (Broin II)	Circuit Court, Dade County (Miami, FL)
September 1, 2004	Suits v. R.J. Reynolds Tobacco Holdings, Inc.	Individual	United States District Court, Western District (Roanoke, VA)
September 6, 2004	Torres-Rivera v. R. J. Reynolds Tobacco Co.	Individual	Superior Court, Court of First Instance (San Juan, Puerto Rico)
September 13, 2004	United States of America [DOJ] v. Philip Morris USA Inc.	Health-Care Cost Recovery	United States District Court (Washington, DC)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name	Case Type	Jurisdiction

September 20, 2004	Coy v. Philip Morris Inc.	ETS	United States District Court, Southern District (Miami, FL)
October 4, 2004	Mason v. British American Tobacco (Investments) Ltd.	Individual	United States District Court, Southern District (Des Moines, IA)
November 1, 2004	Carter v. R. J. Reynolds Tobacco Co.	Individual	United States District Court, Eastern District (New Orleans, LA)
November 29, 2004	Kimball v. R. J. Reynolds Tobacco Co.	Individual	United States District, Western District (Seattle, WA)
November 30, 2004	Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co.	Antitrust	United States District Court, Eastern District, (Greenville, TN)
December 1, 2004	Harju v. Philip Morris USA Inc.	Individual	United States District Court (St. Paul, MN)

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

      There were no cases tried in the first quarter of 2004 in which RJR Tobacco was a defendant.

      The following chart reflects the verdicts and post-trial developments in the eight cases that have been tried since January 1, 1999 in which juries have returned verdicts in favor of plaintiffs and against RJR Tobacco. In addition, RJR Tobacco has been fined a total of $14.8 million in another lawsuit filed by the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Attorney General of California, discussed below under “— Other Litigation and Developments.” RJR Tobacco is appealing that case.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all defendants; $145 billion punitive damages against all defendants, of which approximately $36.3 billion was assigned to RJR Tobacco	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. Mandate issued on October 8, 2003. The plaintiffs filed a notice seeking review by the Florida Supreme Court on October 23, 2003. Both sides have submitted briefs on whether the Florida Supreme Court should accept jurisdiction of the appeal.
March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million was assigned to both RJR Tobacco and Philip Morris	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. Plaintiff filed a motion for rehearing on April 23, 2004, which was denied on April 29, 2004.
October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; the plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction. Jones filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all defendants, of which $6.6 million was assigned to RJR Tobacco. Judge subsequently ordered plaintiffs’ attorneys entitled to $37.8 million in fees	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 30, 2003, the New York Court of Appeals agreed to review the certified questions. Briefing is complete. Oral argument has not been scheduled.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco deposited with the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court denied the petition. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; oral argument was heard on January 12, 2004. A decision is pending.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all defendants; reduced by judge to $500,000	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; RJR Tobacco’s opening brief was filed on July 16, 2003; the appellees’ brief is due on May 8, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs filed a petition for rehearing on November 13, 2003, which was denied on December 12, 2003.

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

      There were no tobacco-related cases tried in the first quarter of 2004.

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., and RJR Tobacco believes that these decisions should have a favorable impact on other California cases currently on appeal and cases at the trial court level.

Individual Smoking and Health Cases

      As of April 14, 2004, 1,258 individual cases, including approximately 992 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,252 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining six cases are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      Below is a description of the individual smoking and health cases against RJR Tobacco that went to trial or were decided or remained on appeal, since January 1, 2004.

      On March 20, 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc. The jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal, First District, on May 30, 2000. On April 7, 2004, the appellate court reversed the judgment and remanded the case for a new trial. Plaintiff filed a motion for rehearing on April 23, 2004, which was denied on April 29, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, Florida’s Second District Court of Appeal affirmed the final judgment without an opinion. RJR Tobacco sought rehearing or a written opinion, which was rejected on July 11, 2003. The court of appeal entered its mandate on August 28, 2003. In Florida, a supersedeas bond does not stay execution of a judgment once the court of appeal enters its mandate in favor of a plaintiff. Accordingly, RJR Tobacco deposited with the plaintiff’s counsel a check in the amount of the judgment plus accrued interest (approximately $196,000) to avoid any possible business disruption during the remaining appeal. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court, asking it to require the appeals court to issue a written opinion. On April 22, 2004, the Florida Supreme Court denied the petition. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court. On January 26, 2004, the United States Supreme Court denied RJR Tobacco’s petition.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and Brown & Williamson Tobacco Corporation on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to Brown & Williamson. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not Brown & Williamson. Brown & Williamson was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21, 2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. Oral argument was heard on January 12, 2004. A decision is pending.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff filed a notice of appeal to the Missouri Court of Appeals on September 23, 2003. On April 8, 2004, the plaintiff/appellant voluntarily dismissed the appeal to the Missouri Court of Appeals.

      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and Brown & Williamson. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004. Plaintiff will not appeal.

      On March 25, 2004, in Nunnally v. R. J. Reynolds Tobacco Co., the Mississippi Supreme Court upheld the state court jury’s July 12, 2000 verdict in favor of RJR Tobacco.

Broin II Cases

      As of April 14, 2004, approximately 2,723 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the Broin II cases, were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Below is a description of the Broin II cases against RJR Tobacco that went to trial or were decided or remained on appeal, since January 1, 2004.

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

Class-Action Suits

      As of April 14, 2004, 17 class-action cases were pending in the United States against RJR Tobacco, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against RJR Tobacco, and in some cases RJR, in state or federal courts in Alabama, California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oklahoma, Oregon and West Virginia.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Six such suits are pending against RJR Tobacco and RJR in Florida, Illinois, Louisiana, Minnesota, Missouri and Washington. Classes have been certified in the Illinois case, Turner v. R. J. Reynolds Tobacco Co., and in the Missouri case, Collora v. R. J. Reynolds Tobacco Co. Each of these cases is discussed below. The Florida case, Rios v. R. J. Reynolds Tobacco Co., is in the class certification discovery phase. In both the Louisiana and Minnesota actions, Harper v. R. J. Reynolds Tobacco Co. and Dahl v. R. J. Reynolds Tobacco Co., defendants removed the cases to federal court. On December 17, 2003, the Dahl case was remanded to state court. The Washington case, Huntsberry v. R. J. Reynolds Tobacco Co., was filed on April 8, 2004. RJR Tobacco was served on April 21, 2004.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Classes have been certified in several state court class-action cases in which RJR Tobacco is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari and/or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals and/or the Louisiana Supreme Court removed a number of jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including RJR Tobacco, pay for a program to help people stop smoking. On October 23, 2003, the defendants, including RJR Tobacco, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, Brown & Williamson and Lorillard filed a writ seeking review by the Louisiana Supreme Court, which was denied on February 13, 2004. On March 31, 2004, phase two of the trial began to address the scope and cost of a statewide smoking cessation program.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. Oral argument was heard on November 5, 2003. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs currently are appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Briefing is complete. Oral argument has not been scheduled.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ Doral Lights, Winston Lights, Salem Lights and Camel Lights, in Illinois, for personal consumption, between the first date that defendants sold Doral Lights, Winston Lights, Salem Lights and Camel Lights through the date the court certifies this suit as a class action . . . .” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’s appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price v. Philip Morris. This case currently includes both RJR and RJR Tobacco as defendants.

      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc. (formerly known as Miles v. Philip Morris, Inc.), began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’s appeal without the need for intermediate appellate court review. The Price appeal is in the briefing phase. In the event RJR Tobacco tries and loses the Turner case, it could face similar bonding difficulties depending upon the amount of damages ordered, if any, which could have a material adverse effect on RJR Tobacco’s, and consequently RJR’s, results of operations, cash flows or financial condition.

      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as “[a]ll persons who purchased Defendants’ Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their Camel Lights, Camel Special Lights, Salem Lights and Winston Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. Plaintiffs filed a motion to remand on February 13, 2004. A decision regarding remand is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $530 million and $608 million for the quarters ended March 31, 2004 and 2003, respectively, and $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. RJR Tobacco records its allocation of ongoing settlement charges in cost of products sold as products are shipped. Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and the other state settlement agreements and related information.

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2001	2002	2003	2004	2005	2006	2007	2008+

	(Dollars in Millions)
First Four States’ Settlements:[1]
Mississippi Annual Payment	$111	$111	$136	$136	$136	$136	$136	$136
Florida Annual Payment	358	358	440	440	440	440	440	440
Texas Annual Payment	471	471	580	580	580	580	580	580
Minnesota Annual Payment	166	166	204	204	204	204	204	204
Minnesota Initial Payment	243	243	122	—	—	—	—	—
Most Favored Nations Agmt (MS, FL, TX)	1,215	1,215	609	—	—	—	—	—

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
Remaining States’ Settlement:
Initial Payments[1]	2,546	2,623	2,701		—		—		—		—		—
Annual Payments[1]	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Add’l Annual Payments (through 2017)[1]	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25		25
Additional Foundation Payments[2]	300	300	300		—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)[3]	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57		—		—		—		—		—

Total	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,584	$2,507	$1,925		—		—		—		—		—
RJR Tobacco’s cash payments	$2,393	$2,461	$1,819		—		—		—		—		—
RJR Tobacco’s expected settlement expense	—	—	—	$	>1,800	$	>1,800	$	>1,800	$	>2,000	$	>2,100
RJR Tobacco’s expected cash payments	—	—	—	$	>1,800	$	>1,800	$	>1,800	$	>1,800	$	>2,000

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
[2]	Subject to adjustments for changes in sales volume, inflation and other factors.
[3]	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. The court denied subsequent motions for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings to date on the various motions are as follows:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

•	On March 10, 2004, Judge Kessler granted in part and denied in part plaintiffs’ motion for partial summary judgment regarding certain of defendants’ affirmative defenses. In particular, the court granted plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

      Trial is scheduled to begin on September 13, 2004.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. One such case remains pending against RJR Tobacco. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. The plaintiffs appealed the dismissal to the Illinois Appellate Court, First District, on September 5, 2001. The defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on the defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Oral argument occurred on January 14, 2004, and the parties filed a joint supplemental brief regarding jurisdiction on January 30, 2004. A decision is pending.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco and other tobacco industry defendants to recover funds for health care, medical and other assistance paid by those foreign governments to their citizens. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Two other health care reimbursement cases are pending outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. The appeal was heard before the British Columbia Court of Appeal at a five-day hearing that commenced on November 24, 2003. Judgment was reserved. A decision is pending.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      As of April 14, 2004, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of April 14, 2004, one insurance-related case was pending against RJR Tobacco. On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire Blue Cross case. The defendants, including RJR Tobacco, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

•	reversed the judgment for Empire on its subrogation claim, and

•	reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

•	Are claims by a third party payer of health care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

•	If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third party payer of health care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Gus. Law § 349?

      On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions. Briefing is complete. Oral argument has not been scheduled.

      Native American Tribes. As of April 14, 2004, two Native American Tribe cases remain pending against RJR Tobacco. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. No decision has been made by the court. The other Native American tribe case against RJR Tobacco, Crow Creek Sioux Tribe v. American Tobacco Co., remains pending before a tribal court in South Dakota.

      Hospitals. As of April 14, 2004, two cases brought by hospitals were pending against RJR Tobacco, City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri, and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. These cases seek recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003. On March 8, 2004, the plaintiffs asked the United States Supreme Court to review the case. A decision has not been issued. In two other similar cases which have been consolidated for appeal purposes, Anderson v. American Tobacco Co., Inc. and Temple v. R.J. Reynolds Tobacco Co., the United States Court of Appeals for the Sixth Circuit has scheduled oral argument in plaintiffs’ appeals for April 28, 2004.

MSA-Enforcement and Validity

      As of April 14, 2004, three cases were pending against RJR Tobacco concerning the enforcement and validity of the MSA.

      In Ohio v. R. J. Reynolds Tobacco Co., the State of Ohio alleged that RJR Tobacco’s purchase of advertising space on matchbooks distributed by an independent third party violates a provision of the MSA governing brand-name merchandise. On April 25, 2002, the Franklin County Common Pleas Court ruled in favor of RJR Tobacco. The state appealed the decision to the Ohio Court of Appeals, Tenth Appellate District, which, on March 31, 2003, reversed the trial court’s decision. RJR Tobacco appealed to the Ohio Supreme Court, which accepted RJR Tobacco’s petition on September 10, 2003. Oral argument was heard on March 16, 2004, and a decision is pending.

      In California v. R.J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted ... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District. The Court of Appeal, in a decision dated February 25, 2004, affirmed the trial court’s finding but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco has requested a rehearing. That petition remains pending.

      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County, on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The defendants are RJR, RJR Tobacco, Philip Morris, Altria Group, Inc., and Brown & Williamson. Plaintiff alleges that the MSA is anticompetitive in that the defendants have used the terms of the MSA to reduce competition and to raise the price of cigarettes. Plaintiff asserts four causes of action:

•	violation of the California Cartwright Act;

•	unfair competition under California Business & Professions Code section 17200;

•	common law unfair competition; and

•	restitution and unjust enrichment.

Defendants have not yet filed any responses to the complaint. No discovery or other deadlines have been established.

      Additionally, on January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, a case in which RJR Tobacco is not a defendant, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by New York State in furtherance of the MSA and remanded the case for further proceedings.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Asbestos Contribution Cases

      As of April 14, 2004, six lawsuits were pending against RJR Tobacco in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R.J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed.

Antitrust Cases

      A number of tobacco wholesalers, as well as indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco, and its parent company, RJR, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes, in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs ask the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of April 14, 2004, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on April 11, 2003.

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

      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statements by Cigarettes Cheaper!’s counsel. On January 21, 2004, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” This issue has been briefed and referred to another district judge for decision. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The court also granted RJR Tobacco’s motion for leave to file a motion for summary judgment that would dispose of Cigarettes Cheaper!’s antitrust counterclaim. The summary judgment motion now is fully briefed.

      On February 16, 2000, a class-action complaint, Deloach v. Philip Morris Cos., Inc., was filed against RJR Tobacco, other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, Philip Morris, Inc., RJR Tobacco, Brown & Williamson Tobacco Corp. and Lorillard Tobacco Co., engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, and the motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs and all defendants but RJR Tobacco entered into a class-wide settlement which was approved by Judge Osteen on October 1, 2003. Shortly after trial began on April 22, 2004, the parties reached a settlement resolving the litigation. Under the settlement, RJR Tobacco will pay $33 million into a settlement fund, which after deductions for attorneys’ fees and administrative costs, will be distributed to the class. This amount was recorded in selling, general and administrative expense in the condensed consolidated statement of income for the quarter ended March 31, 2004, and in other current liabilities in the condensed consolidated balance sheet as of March 31, 2004. RJR Tobacco also agreed to purchase annually, a minimum of 35 million pounds of domestic green leaf flue cured and burley tobacco combined for the next 10 years, beginning with the 2004 crop year. The court has given the settlement preliminary approval, and will schedule a final fairness hearing on the settlement for a later date.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R.J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc. sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleged that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleged that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes in violation of Section I of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charged that RJR Tobacco violated the South Carolina Unfair Trade Practices Act by denying promotional services and facilities to Dial that were offered to other retailers. The suit sought unspecified damages. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, which named Sam’s East, Inc. as a defendant. Discovery was underway when an agreement in principle settling the litigation was reached. Thus, on March 31, 2004, the court issued an order dismissing the litigation without costs and without prejudice. If the settlement is not consummated within a reasonable

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

time, any party may petition the court by May 30, 2004 to reopen the case or to enforce the settlement. If no action is taken under either alternative by May 30, 2004, the dismissal will be with prejudice.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co., Smith filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of Smith’s RJR Tobacco distribution agreement consistent with its terms. That same day, Smith moved for an order to prevent RJR Tobacco from terminating Smith’s agreement. The court granted Smith’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc., consistent with the terms of the distribution agreement. On February 18, 2003, Smith moved to amend its complaint to add Rice as a plaintiff and allege similar claims on behalf of Rice, a motion the court immediately granted, and Rice filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7 order on February 11, 2003, and its March 4 order on March 6, 2003. On April 1, 2003, the U.S. Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals and expedite oral argument. The parties have completed briefing the appeal and had oral argument on September 12, 2003. No decision on the appeal has been issued to date. In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. Briefing is complete and oral argument has been set for June 17, 2004. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs have requested leave to withdraw from the litigation. No order in response to that request has yet been issued. Fact discovery is scheduled to close on August 13, 2004, with expert discovery to be completed by September 15, 2004. Trial is set to begin on November 30, 2004.

Other Litigation and Developments

      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena duces tecum to RJR Tobacco, asserting that he had “reason to believe that R.J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices. . . by publishing false or misleading claims about its product, ‘Eclipse’ brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling ‘Eclipse’ brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York. . .” On February 2, 2004, RJR Tobacco filed its response to the Vermont subpoena, noting its objections and indicating that, subject to those objections, documents will be produced in response to the subpoena. On February 9, 2004, subpoenas identical to the one issued by Vermont were issued by Connecticut and Maine to RJR Tobacco. The letter accompanying the Connecticut subpoena indicated that the District of Columbia also is involved with this joint investigation. At this time, no lawsuit or enforcement action relating to Eclipse has been filed against RJR Tobacco in any of these five states or the District of Columbia. RJR Tobacco has begun the production of documents called for by the Vermont subpoena, which by agreement will satisfy the production demands of the other states, although each state reserves its rights to evaluate the production independently and seek the production of additional materials.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is endeavoring to cooperate with the SEC in a way that protects its rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring obedience to the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. Oral argument on these matters was heard on January 8, 2004, but the court has not yet issued its decision. RJR is unable to predict the outcome of this investigation or any effects that it may have on its disclosures related to its results of operations.

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

      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the U.S. Attorney for the Northern District of New York. Northern Brands is a now-inactive RJR subsidiary that was part of the business of R.J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JT-MacDonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices . . . .” It is understood that, at all relevant times over the past several years, JT-MacDonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and served summonses on JT-MacDonald, Corp., Northern Brands, R.J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004.

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

      Over the past few years, several civil lawsuits have been filed against RJR Tobacco and its affiliates, along with other cigarette manufacturers, by the European Community and the following ten member

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

states: Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, as well as by Ecuador, Belize and Honduras. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible variously under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions, which are discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. On January 14, 2004, the Second Circuit affirmed the dismissal of the case. On April 13, 2004, the European Community and member states filed a petition for writ of certiorari with the United States Supreme Court.

      On October 30, 2002, the European Community and the following ten member states: Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes that were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages (to be trebled), costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. Plaintiffs in these actions claim that defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss plaintiffs’ complaint. That motion was granted on January 26, 2004, although the court granted the plaintiffs leave within which to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs have attempted to appeal the trial court’s January 26, 2004 dismissal to the United States Court of Appeals for the Seventh Circuit.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002, the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. RJR Tobacco filed its initial brief on February 27, 2004. The appellee’s brief is due on April 27, 2004.

      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of U.S. Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, U.S. Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. No trial date has been set. RJR Tobacco filed six motions for summary judgment on the following issues:

•	no direct infringement by the tobacco growers from whom RJR Tobacco purchases tobacco;

•	no inducement of infringement by RJR Tobacco;

•	invalidity based upon claim indefiniteness, lack of enablement and failure to comply with the best mode;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	invalidity based upon the prior art;

•	patent unenforceability based upon Star’s inequitable conduct in the Patent Office; and

•	striking Star’s damage claim as legally deficient.

Star filed a motion for summary judgment on claim construction and claim definiteness. On August 28, 2003, the court held a hearing on the pending motions. On September 15, 2003, the court appointed a special master to issue a report and recommendation in connection with five of RJR Tobacco’s motions (the court did not assign RJR Tobacco’s motion seeking to strike Star’s damage claim) and Star’s motion for claim construction and definiteness. The special master recommended denial of the five RJR Tobacco motions assigned to him because, in his view, there were certain disputed issues of fact that could not be resolved on summary judgment. The special master recommended denial in part and granting in part of Star’s motion on claim construction and definiteness. On March 30, 2004, the court adopted in full the special master’s reports and recommendations in connection with four of the five RJR Tobacco motions and Star’s motion. As to RJR Tobacco’s fifth motion for summary judgment (patent unenforceability), a briefing schedule has been set for any objections the parties may have to the special master’s report and recommendation. Therefore, the court has not yet issued any ruling in connection with that report and recommendation. On March 30, 2004, the court denied RJR Tobacco’s sixth summary judgment motion (Star’s damage claim).

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR, RJR Tobacco, the RJR Employee Benefits Committee and the RJR Pension Investment Committee, violated the Employee Retirement Income Security Act of 1974, referred to as ERISA. The actions about which the plaintiff complains stem from a decision made in 1999 by RJR Nabisco Holdings Corp., subsequently renamed Nabisco Group Holdings Corp., to spin off RJR, thereby separating NGH’s tobacco business and food business. As part of the spin-off, the 401(k) plan for the previously related entities had to be divided into two separate plans for the now separate tobacco and food businesses. The plaintiff contends that the defendants violated ERISA by not overriding an amendment to RJR’s 401(k) plan requiring that, prior to February 1, 2000, the stock funds of the companies involved in the food business — NGH and Nabisco Holdings Corp. — be eliminated as investment options from RJR’s 401(k) plan. In his complaint, the plaintiff requests, among other things, that the court issue an order requiring the defendants to pay as damages to the RJR 401(k) plan an amount equal to the subsequent appreciation that was purportedly lost as a result of the liquidation of the NGH and Nabisco Holdings Corp. funds. On July 29, 2002, defendants filed a motion to dismiss, which the court granted on December 10, 2003. On January 7, 2004, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit. The appeal is in the briefing phase.

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

      Del Monte Corporation, a former subsidiary of RJR, is named a defendant in a lawsuit related to a superfund site in Hawaii, Akee v. The Dow Chemical Co., filed in the First Circuit Court of the State of Hawaii on October 7, 1999. The superfund site includes land on which Del Monte Corporation maintained fresh fruit operations at one time. Pursuant to an agreement dated June 12, 2001, among RJR, the buyers of the Del Monte fresh fruit business, Del Monte Corporation and others, the buyers of the Del Monte fresh fruit business agreed, from the date of the agreement forward, to indemnify RJR for any liabilities imposed in Akee and with respect to the environmental investigation and remediation of the superfund site required by the EPA. The buyers of the Del Monte fresh fruit business have reached a confidential settlement with the plaintiffs in the Akee case. On March 16, 2004, a settlement agreement and release were executed on behalf of the plaintiffs, and the action against the buyers of the Del Monte fresh fruit business and other defendants was dismissed with prejudice.

      RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involve an aggregate exposure presently estimated to be approximately $5.1 million. Apportionment among the PRPs has not been completed, but RJR Tobacco believes that its apportionment will be immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleges that some waste from the cleanup of the other site was transported to the site in question. Information was gathered from other PRPs notified by the EPA. An environmental consultant working on behalf of the PRP group, which includes RJR Tobacco, collected information and technical data about the Greer, South Carolina site. Information was presented to the EPA and the U.S. Department of Justice concerning the findings of the environmental consultant, technical issues pertaining to the site and the PRP group’s position that it was not the source of the contamination at the site. EPA counsel has made a recommendation that the referral of this matter to the DOJ be withdrawn and informally has advised counsel for the PRP group that no further enforcement action is expected.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on November 12, 2003. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      RJR Tobacco and Santa Fe have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Note 8 —	Stockholders’ Equity

			Retained	Accumulated
			Earnings/	Other	Unamortized		Total
	Common	Paid-In	(Accumulated	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Stock	Stock	Equity	Income

Balance at December 31, 2003	$1	$7,377	$(2,469)	$(462)	$(23)	$(1,367)	$3,057
Net income	—	—	122	—	—	—	122	$122

Total comprehensive income								$122

Dividends	—	(81)	—	—	—	—	(81)
Stock options exercised	—	9	—	—	—	—	9
Tax benefit on stock benefit plans	—	4	—	—	—	—	4
Restricted stock awarded	—	3	—	—	(3)	—	—
Restricted stock amortization	—	—	—	—	5	—	5
Restricted stock forfeited	—	2	—	—	—	(2)	—
Common stock repurchased	—	—	—	—	—	(8)	(8)

Balance at March 31, 2004	$1	$7,314	$(2,347)	$(462)	$(21)	$(1,377)	$3,108

Note 9 —	Segment Information

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The disclosures classified as All Other include the total assets and results of operations of Santa Fe. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business.

      R.J. Reynolds-Gallaher International Sarl, a joint venture created by R. J. Reynolds Tobacco C.V., a wholly owned subsidiary of RJR, and Gallaher Group Plc, manufactures and markets a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, initially marketed its products in France, Spain, the Canary Islands and Italy, and in 2003, expanded into Andorra and Belgium. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS, a new American-blend brand, to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

      Segment Data:

	Three Months Ended
	March 31,

	2004	2003

Net sales:
RJR Tobacco	$1,165	$1,170
All Other	53	48

Consolidated net sales	$1,218	$1,218

Operating income:
RJR Tobacco	$230	$129
All Other	16	14
Corporate expense	(25)	(8)

Consolidated operating income	$221	$135

Reconciliation to income before income taxes:
Operating income	$221	$135
Interest and debt expense	20	36
Interest income	(5)	(10)
Other (income) expense	5	(7)

Income before income taxes	$201	$116

	March 31,	December 31,
	2004	2003

Assets:
RJR Tobacco	$7,351	$7,498
All Other	851	800
Corporate	1,275	1,379

Consolidated assets	$9,477	$9,677

Note 10 —	Condensed Consolidating Financial Statements

      Separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of the $1.45 billion guaranteed, secured notes. The guarantors are direct or indirect, wholly owned subsidiaries of RJR, and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2004
Net sales	$—	$1,218	$14	$(14)	$1,218
Cost of products sold	—	722	3	(14)	711
Selling, general and administrative expenses	24	262	9	—	295
Restructuring and asset impairment charges	—	(9)	—	—	(9)
Interest and debt expense	20	—	—	—	20
Interest income	(1)	(4)	—	—	(5)
Intercompany interest (income) expense	(2)	2	—	—	—
Other expense, net	3	—	2	—	5

Income (loss) before income taxes	(44)	245	—	—	201
Provision for (benefit from) income taxes	(17)	97	(1)	—	79
Equity income from subsidiaries	149	3	3	(155)	—

Net income	$122	$151	$4	$(155)	$122

For the Three Months Ended March 31, 2003
Net sales	$—	$1,188	$43	$(13)	$1,218
Cost of products sold	—	748	14	(13)	749
Selling, general and administrative expenses	8	374	(48)	—	334
Interest and debt expense	33	3	—	—	36
Interest income	(3)	(7)	—	—	(10)
Intercompany interest (income) expense	(3)	30	(27)	—	—
Other (income) expense, net	1	(11)	3	—	(7)

Income (loss) before income taxes	(36)	51	101	—	116
Provision for (benefit from) income taxes	(11)	21	35	—	45
Equity income from subsidiaries	96	62	2	(160)	—

Net income	$71	$92	$68	$(160)	$71

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2004
Cash flows used in operating activities	$(26)	$(67)	$5	$—	$(88)

Cash flows from (used in) investing activities:
Capital expenditures	—	(9)	(1)	—	(10)
Distribution from equity investees	—	—	5	—	5
Intercompany notes and interest receivable	13	(29)	2	14	—
Other, net	(3)	—	—	—	(3)

Net cash flows from (used in) investing activities	10	(38)	6	14	(8)

Cash flows from (used in) financing activities:
Repurchase of common stock	(7)	—	—	—	(7)
Dividends paid on common stock	(81)	—	—	—	(81)
Proceeds from exercise of stock options	9	—	—	—	9
Intercompany notes and interest payable	4	10	—	(14)	—

Net cash flows from (used in) financing activities	(75)	10	—	(14)	(79)

Net change in cash and cash equivalents	(91)	(95)	11	—	(175)
Cash and cash equivalents at beginning of period	386	1,104	33	—	1,523

Cash and cash equivalents at end of period	$295	$1,009	$44	$—	$1,348

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended March 31, 2003
Cash flows from (used in) operating activities	$(19)	$(115)	$55	$—	$(79)

Cash flows from (used in) investing activities:
Purchases of short-term investments	(2)	—	—	—	(2)
Investments in equity investees	—	—	(11)	—	(11)
Capital expenditures	—	(7)	(1)	—	(8)
Intercompany notes and interest receivable	10	10	(27)	7	—

Net cash flows from (used in) investing activities	8	3	(39)	7	(21)

Cash flows from (used in) financing activities:
Repurchase of common stock	(71)	—	—	—	(71)
Dividends paid on common stock	(82)	—	—	—	(82)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany notes and interest payable	(11)	26	(8)	(7)	—

Net cash flows from (used in) financing activities	(163)	26	(8)	(7)	(152)

Net change in cash and cash equivalents	(174)	(86)	8	—	(252)
Cash and cash equivalents at beginning of period	463	1,006	115	—	1,584

Cash and cash equivalents at end of period	$289	$920	$123	$—	$1,332

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

March 31, 2004
Assets
Cash and cash equivalents	$295	$1,009	$44	$—	$1,348
Short-term investments	108	—	—	—	108
Assets held for sale	—	91	—	—	91
Other current assets	39	1,828	14	(292)	1,589
Trademarks, net	—	1,759	—	—	1,759
Goodwill, net	—	3,288	—	—	3,288
Intercompany notes and interest receivable	373	3,349	11	(3,733)	—
Investment in subsidiaries	4,987	45	23	(5,055)	—
Other noncurrent assets	164	1,085	46	(1)	1,294

Total assets	$5,966	$12,454	$138	$(9,081)	$9,477

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$13	$—	$—	$13
Tobacco settlement and related accruals	—	1,548	—	—	1,548
Other current liabilities	507	754	20	(292)	989
Intercompany notes and interest payable	385	3,297	51	(3,733)	—
Long-term debt (less current maturities)	1,692	—	—	—	1,692
Other noncurrent liabilities	254	1,844	10	(1)	2,107
Stockholders’ equity	3,128	4,998	57	(5,055)	3,128

Total liabilities and stockholders’ equity	$5,966	$12,454	$138	$(9,081)	$9,477

December 31, 2003
Assets
Cash and cash equivalents	$386	$1,104	$33	$—	$1,523
Short-term investments	107	—	—	—	107
Assets held for sale	—	84	—	—	84
Other current assets	60	1,913	7	(363)	1,617
Trademarks, net	—	1,759	—	—	1,759
Goodwill, net	—	3,292	—	—	3,292
Intercompany notes and interest receivable	386	3,320	13	(3,719)	—
Investment in subsidiaries	4,798	44	19	(4,861)	—
Other noncurrent assets	143	1,098	58	(4)	1,295

Total assets	$5,880	$12,614	$130	$(8,947)	$9,677

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	1,629	—	—	1,629
Other current liabilities	545	1,027	17	(363)	1,226
Intercompany notes and interest payable	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	1,671	—	—	—	1,671
Other noncurrent liabilities	226	1,850	12	(4)	2,084
Stockholders’ equity	3,057	4,811	50	(4,861)	3,057

Total liabilities and stockholders’ equity	$5,880	$12,614	$130	$(8,947)	$9,677

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is a discussion and analysis of RJR’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Following the overview and discussion of business initiatives, the critical accounting policies disclose certain accounting policies that are material to RJR’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RJR’s results of operations compares the first quarter of 2004 with the first quarter of 2003. Disclosures related to liquidity and financial condition completes management’s discussion and analysis. You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements.

Overview and Business Initiatives

      RJR’s operating subsidiaries include RJR Tobacco and Santa Fe. RJR’s single reportable operating segment, RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe manufactures and markets cigarettes and other tobacco products primarily in the United States.

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

      RJR’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. RJR Tobacco’s marketing programs are designed to strengthen the brand’s image, build brand awareness and loyalty, and attract adult smokers of competing brands. RJR Tobacco has repositioned or introduced brand styles and line extensions designed to build the brand’s equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

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

      Starting in 2002, RJR Tobacco’s largest competitor significantly increased promotional spending. These increases, together with the continued strength of the deep-discount price tier of the market and the impact of substantially higher state excise taxes, have resulted in an adverse business environment. To maintain competitive prices, RJR Tobacco has increased its promotional spending since 2002. The increased promotional costs are expected to continue into the foreseeable future.

      During 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included workforce reductions, which were substantially completed as of March 31, 2004, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. These initiatives included a new brand-portfolio strategy focused on its two premium growth brands to optimize profitability and significant cost reductions. Certain of these initiatives resulted in restructuring and impairment charges in 2003, and are expected to result in additional charges through 2004. Additionally, during the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership to the cigarette retailers. For more information about these initiatives, related costs and savings, see “— Results of Operations.”

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

      During 2003, plan assets increased $391 million, as a result of the favorable 2003 equity market performance and contributions, partially offset by benefit payments. However, at December 31, 2003, the pension benefit obligation of RJR’s pension plans exceeded the fair value of plan assets by $750 million. The amount by which the projected benefit obligation exceeds the fair value of the plan assets could increase to the extent, if any, of a decline in the fair value of plan assets, as well as adverse changes in actuarial assumptions, including a reduction in the discount rate used to calculate the projected benefit obligation.

      Pension expense in 2004 is expected to be within a range of $65 million to $75 million, including a reversal of $4 million related to the 2003 restructuring service costs. Pension expense in 2003 was $173 million, including $87 million related to service costs as a result of the 2003 workforce reduction. Additionally, pension expense in 2004 will benefit from a more favorable actual return on plan assets in 2003 compared with the expected return on plan assets. This decrease will be partially offset by the expected decrease in discount rate to 6.15% from 6.5%. RJR contributed $111 million to its pension plans during the first quarter of 2004, and expects to contribute an additional $5 million in 2004 to fund its pension plans.

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

      As discussed in note 7 to condensed consolidated financial statements, RJR Tobacco and its affiliates have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. Except for Kenyon v. R. J. Reynolds Tobacco Co., discussed in note 7 to condensed consolidated financial statements, for which RJR Tobacco expensed approximately $196,000 during 2003, RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s condensed consolidated financial statements. RJR and RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against RJR Tobacco or its affiliates, including RJR. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in note 7 to condensed consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health-care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying condensed consolidated statements of income were $449 million and $462 million for the quarters ended March 31, 2004 and 2003, respectively, and $1.9 billion in 2003, $2.5 billion in 2002 and $2.6 billion in 2001. RJR Tobacco estimates that its settlement charges will exceed $1.8 billion in 2004 and each year thereafter, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Goodwill and Trademarks

      Goodwill and Trademarks are accounted for under SFAS No. 142. The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate, and when goodwill impairment is implied, the determination of the fair values of individual assets and liabilities, including unrecorded intangibles. Although RJR believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

      As a result of the competitive changes in the tobacco industry, RJR initiated comprehensive changes in its strategies and cost structure during 2003 that resulted in a restructuring of its business. Management cannot predict the impact that the competitive environment and RJR’s strategic initiatives may have on the fair value of RJR’s goodwill and RJR Tobacco’s trademarks in future periods.

Restructuring and Asset Impairment Charges

      RJR and RJR Tobacco recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88. The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. See note 3 to condensed consolidated financial statements for more information related to restructuring and asset impairment charges and adjustments.

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

Accounting for Returned Goods

      During 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco will accept only returns of unintentionally damaged products. Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $96 million during 2003. The change in the returned goods policy resulted in $25 million lower returned goods expense during the quarter ended March 31, 2004 compared with the prior-year quarter.

Results of Operations

	Three Months Ended March 31,

	2004	2003	% Change

Net sales[1]	$1,218	$1,218	—
Cost of products sold[1,2]	711	749	(5.1)%
Selling, general and administrative expenses	295	334	(11.7)%
Restructuring and asset impairment charges	(9)	—	NM [3]

Operating Income	$221	$135	63.7%

[1]	Excludes excise taxes of $371 million and $375 million for the three months ended March 31, 2004 and 2003, respectively.

[2]	Includes settlement expense of $449 million and $462 million for the three months ended March 31, 2004 and 2003, respectively.

[3]	Percent change is not meaningful.

      Net sales for the first quarter of 2004 was level with the comparable prior-year quarter, due to $37 million lower overall volume, offset by lower returned goods expense and lower marketplace spending.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	Three Months Ended
	March 31,

			%
	2004	2003	Change

RJR Tobacco key brands:
CAMEL exc. Regular	5.0	4.6	9.1
SALEM	2.0	2.0	1.0
Base WINSTON	3.5	3.6	(2.1)
DORAL	4.4	5.4	(19.0)
RJR Tobacco total full-price	11.6	11.4	2.1
RJR Tobacco total savings	6.3	7.7	(19.0)

RJR Tobacco total domestic	17.9	19.1	(6.4)
Santa Fe total domestic	0.3	0.3	7.2

RJR total domestic[1,2]	18.2	19.4	(6.3)

Industry[2]:
Full-price	63.5	64.3	(1.3)
Savings	21.6	23.9	(9.3)

Industry total domestic	85.1	88.2	(3.5)

[1]	Excludes Puerto Rico cigarette volume of 0.3 billion units in each of the first quarters of 2004 and 2003.

[2]	The source of industry data is Management Science Associates, Inc. These data may not include all shipments of some manufacturers that MSAi is currently unable to monitor effectively. RJR believes that the industry total domestic shipment volume may not fully include deep-discount volume.

      RJR Tobacco’s first quarter total domestic shipment volume declined 6.4% due to underlying declines in consumption, or retail sales to consumers, and declines in savings volumes.

      Shipments in the full-priced tier increased to 65.0% of RJR Tobacco’s total domestic shipments during 2004 as compared with 59.5% in 2003. Industry full-price shipments as a percentage of total domestic shipments increased to 74.6% in 2004 from 72.9% in 2003.

      The shares of U.S. retail cigarette sales of RJR’s operating segments as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./ Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended

			Share		Share
	March 31,		Point	March 31,	Point
	2004	December 31, 2003	Change	2003	Change

RJR Tobacco key brands:
CAMEL exc. Regular	6.04%	5.84%	.20	6.04%	—
SALEM	2.58%	2.67%	(.09)	2.29%	.28
Base WINSTON	4.13%	4.20%	(.07)	4.55%	(.42)
DORAL	5.14%	5.39%	(.25)	5.72%	(.59)
RJR Tobacco total domestic	21.53%	21.97%	(.44)	22.92%	(1.39)
Santa Fe total domestic	0.30%	0.29%	.01	0.28%	.02

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because these organizations are not able to effectively track the volume of all deep-discount brands, which RJR believes represent approximately 15% to 17% of U.S. industry unit sales. Accordingly, the retail share of market of RJR’s brands as reported by these organizations may overstate their actual market share. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

      In the first quarter of 2004, RJR Tobacco’s full-price share position of 13.99% of the market declined from the first quarter of 2003 at 14.30%. In the first quarter of 2004, the U.S. retail share of market of CAMEL’s filtered styles was level with the strong prior-year quarter. SALEM has shown steady momentum since its “Stir the Senses” re-launch in April 2003, gaining 0.28 share points compared with the first quarter of 2003. Base WINSTON and DORAL retail share of market declined in 2004, consistent with RJR Tobacco’s marketing strategy to optimize profitability of those brands through reduced marketing investment.

      Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume, share and profits in the first quarter of 2004 compared with the comparable 2003 quarter.

      Cost of products sold decreased $38 million in the first quarter of 2004 from the first quarter of 2003, due to $13 million lower MSA costs, and lower promotional products and volume-related manufacturing costs. MSA expenses are expected to remain relatively level through 2006, subject to adjustment for changes in volume and other factors. For more information related to the MSA, see note 7 to condensed consolidated financial statements.

      Selling, general and administrative expenses of $295 million during the first quarter of 2004, decreased $39 million, compared with the prior-year quarter, primarily due to lower fixture amortization and lower marketing expense. The comparative decrease also included lower product liability defense costs as discussed below. These decreases were partially offset by a $33 million growers’ settlement in the first quarter of 2004.

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended March 31, 2004 and 2003, RJR Tobacco’s product liability defense costs were $21 million and $37 million, respectively.

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements:

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

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry — Overview” in note 7 to condensed consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 7 to condensed consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the first quarter of 2005. The decrease in product liability defense costs in the first quarter of 2004 compared with the prior-year quarter was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in the first quarter of 2004 compared with the prior-year quarter.

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

      Restructuring and asset impairment charge adjustments of $9 million, or $5 million after tax, were recorded during the three-month period ended March 31, 2004.

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized through March 31, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Utilized in 2004	(25)	—	—	(25)
Adjusted in 2004	(7)	—	—	(7)

Balance, March 31, 2004	$168	$—	$1	$169

      During 2003, in response to continuing challenges of an intensely competitive environment, due primarily to pricing pressures, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance, net of related benefits, of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004.

      After the adjustment in the first quarter of 2004, the workforce reduction will be approximately 25%, or approximately 1,850 full-time employees in operations and corporate functions. Approximately 1,500 personnel have accepted severance agreements as of March 31, 2004. The workforce reduction is expected to be completed during the third quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is expected to be $250 million, of which $197 million relates to employee severance costs and $53 million relates to exit costs. As of March 31, 2004, $81 million of this amount had been paid. Of the $116 million non-cash portion of the charges, $88 million related to benefit charges and $28 million related to asset impairments. Cost savings related to the 2003 restructuring charges were $45 million during the first quarter of 2004, and are expected to be approximately $247 million during 2004 and $285 million on an annualized basis thereafter. In the condensed consolidated balance sheet as of March 31, 2004, $100 million is included in other current liabilities and $69 million is included in other noncurrent liabilities. Additional charges of approximately $11 million are expected to be incurred during 2004 in connection with the 2003 restructuring plan.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized through March 31, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(9)	—	—	(9)
Adjusted in 2004	(2)	—	—	(2)

Balance, March 31, 2004	$18	$—	$2	$20

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million severance and related benefits due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of March 31, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. As of March 31, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $38 million of inventories, $41 million of property, plant and equipment and other, and $13 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories,

$40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business, currently in negotiation, during the first half of 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of March 31, 2004, $36 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. Cost savings related to the 2002 restructuring charges were $13 million during the first quarter of 2004, and are expected to be $60 million in 2004. In the condensed consolidated balance sheet as of March 31, 2004, $16 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

      Interest and debt expense was $20 million for the first quarter of 2004, a decrease of $16 million from the comparable prior-year period. The decrease from the prior-year period is primarily due to a lower debt balance, and to a lesser extent, lower interest rates.

      Interest income decreased $5 million from the comparable prior-year period due to a lower average cash balance combined with lower interest rates.

      Other (income) expense, net was expense of $5 million for the first quarter of 2004, compared with income of $7 million in the prior-year quarter, primarily due to the receipt of $10 million in proceeds from a lease termination in the first quarter of 2003.

      Provision for income taxes was $79 million, or an effective rate of 39.5%, in the first quarter of 2004 compared with $45 million, or an effective rate of 39.2%, in the first quarter of 2003. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, combined with RJR’s cash balance, will enable RJR to make its required debt-service payments and to pay dividends to RJR’s stockholders. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements. Under the class-action settlement agreement with tobacco growers, RJR Tobacco has agreed to annually purchase a minimum of 35 million combined pounds of domestic green leaf flue cured and burley tobacco in each of the next 10 years, beginning with the 2004 crop year. RJR Tobacco believes that this commitment, at market prices, will not be incremental to its previously anticipated leaf purchase needs. For further discussion of the tobacco growers’ settlement, see note 7 to condensed consolidated financial statements.

Cash Flows

      Net cash flows used in operating activities were $88 million in the first three months of 2004, compared with a use of $79 million in the first three months of 2003. This change is primarily due to the increased operating income as a result of decreased promotional expenses, partially offset by lower volume and lower interest income. Additionally, combined with lower tobacco settlement and related expenses in 2004, cash payments during 2004, based on 2003 expenses, resulted in an $86 million comparatively smaller decrease in the accrual for tobacco settlement and related expenses.

      Net cash flows used in investing activities were $8 million in the first three months of 2004, compared with $21 million in the prior year. This change is primarily due to distributions from equity investees in the first quarter of 2004, versus investments in equity investees in the first quarter of 2003.

      Net cash flows used in financing activities were $79 million in the first quarter of 2004, compared with $152 million in the prior-year quarter. This change is due to decreased repurchases of common stock and, to a lesser extent, proceeds from the exercise of stock options.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through March 31, 2004. These repurchases were made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. In April 2003, to increase financial flexibility, RJR indefinitely suspended repurchases under its $1.0 billion repurchase program authorized by the board of directors in February 2002.

      RJR continues to repurchase shares forfeited with respect to the tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, are included in treasury stock in RJR’s condensed consolidated balance sheets.

Repurchases — 2004	Shares	Cost

		(in millions)
1999 LTIP tax withholding:
January	99,057	$6
February	23,041	1
March	1,174	—

Total through March 31, 2004	123,272	$7

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Suspended — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	590,760	29

Total as of March 31, 2004		31,348,659	$1,374

Dividends

      On February 4, 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was paid on April 1, 2004 to stockholders of record as of March 10, 2004. On May 5, 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend is payable July 1, 2004 to stockholders of record as of June 10, 2004. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $10 million for the first three months of 2004 compared with $8 million for the first three months of 2003. RJR Tobacco plans to spend $55 million to $65 million for capital expenditures during 2004, funded primarily by cash flows from operations. RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of March 31, 2004.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on May 10, 2002, and has a committed amount of $531 million through November 2004. The facility was further amended on September 25, 2003, primarily to modify certain definitions of terms related to negative covenants. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including RJR Tobacco and Santa Fe, have guaranteed RJR’s obligations under the revolving credit facility and have pledged all of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, stable outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 50% of cumulative adjusted cash net income. Despite this general restriction, however, the credit facility further provides that up to an additional $500 million in dividends and share repurchases may be made. Stock repurchases also are limited to the extent that a stated minimum level of net worth must be maintained. At March 31, 2004, RJR had $19 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $512 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at March 31, 2004.

      RJR’s $1.45 billion guaranteed, secured notes, unlike RJR’s $195 million of other non-bank debt, are guaranteed by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, secured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

      RJR uses interest rate swaps to manage interest rate risk on a portion of its debt obligations. As long as RJR’s secured debt rating remains either one level below BBB- by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps, will require full collateralization with cash or securities. In addition, because RJR and the guarantors have pledged their assets to secure their obligations under RJR’s revolving credit facility, as amended and restated, such pledge also has secured their obligations under these interest rate swap agreements.

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at March 31, 2004.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees. In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concluded proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. Although RJR Tobacco remains confident in its bases for appeal in this case, RJR Tobacco cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity” and note 7 to condensed consolidated financial statements.

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

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 7 to condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $530 billion and $608 billion during the three-month periods ended March 31, 2004 and March 31, 2003, respectively, and were $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. RJR Tobacco estimates these payments will exceed $1.8 billion in 2004 and each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by RJR Tobacco, RJR Tobacco’s market share and inflation. RJR Tobacco records its allocation of ongoing settlement charges as products are shipped. RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

      In addition, in the remainder of 2004, the U.S. Congress may consider legislation regarding:

•	further increases in the federal excise tax;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone;

•	banning of the delivery of cigarettes by the U.S. Postal Service; and

•	changes to the tobacco price support program.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia to $2.05 per pack in New Jersey. During 2003, 15 states increased their excise taxes. When fully implemented, these increases will raise the weighted average state cigarette excise tax per pack from $0.62 at the beginning of 2003 to $0.70. Although no states have increased cigarette excise taxes this year, a number of states have pending legislation proposing additional excise tax increases. RJR Tobacco expects some state excise taxes to increase in 2004.

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

      Forty-four states have passed, and various other states are considering, legislation to ensure nonparticipating manufacturers, referred to as NPMs, under the MSA are making required escrow payments. Under this legislation, a state would only permit distribution of brands by manufacturers who are deemed by the states to be MSA-compliant. Failure to make escrow payments could result in the loss of a nonparticipating manufacturer’s ability to sell tobacco products in a respective state. Early efforts to enact legislation, from 2001 to early 2002, resulted in a range of NPM laws, some containing only minimal requirements. However, once the National Association of Attorneys General, referred to as NAAG, became involved in the legislative initiative, model “complementary” NPM language was developed and introduced in the states where either no NPM laws existed or where existing laws needed to be amended to bring them in line with the model language.

      Additionally, 30 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts.

      Finally, three states have enacted “equity assessments” on NPMs’ products, a legislative initiative that has not been endorsed by NAAG.

      Collectively, these forms of NPM legislation attempt to address some of the competitive inequities in the domestic cigarette market that benefit cigarette manufacturers that are not parties to the MSA.

      Thirty states have passed, and several additional states are considering, statutes limiting the amount of the bonds required to file an appeal of an adverse judgment in state court. The limitation on the amount of such bonds generally ranges from $25 million to $150 million. Such bonding statutes allow defendants that are subject to large adverse judgments, such as cigarette manufacturers, to reasonably bond such judgments and pursue the appellate process.

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

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including RJR Tobacco, or indemnitees, see “— Litigation Affecting the Cigarette Industry,” “— ERISA Litigation” and “— Environmental Matters” in note 7 to condensed consolidated financial statements.

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

      For further discussion of environmental matters, see “— Environmental Matters” in note 7 to condensed consolidated financial statements.

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

      RJR Tobacco and Santa Fe have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. RJR Tobacco and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      For further information related to these guarantees, including probability and estimates of loss, see note 7 to condensed consolidated financial statements.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. RJR and its subsidiaries are exposed to interest rate risk directly related to their normal investing and funding activities. In addition, RJR and its subsidiaries have exposure to foreign currency exchange rate risk related to unrecognized firm commitments for the purchase of equipment, as well as obligations for, and service agreements related to, foreign operations denominated in euros and British pounds. RJR and its subsidiaries have established policies and procedures to manage their exposure to market risks and use major institutions that are creditworthy to minimize their investment and credit risk. Derivative financial instruments are not used for trading or speculative purposes.

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at March 31, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      For a discussion of the litigation and legal proceedings pending against RJR and its subsidiaries, including RJR Tobacco, see note 7 to condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I — Financial Information.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

10.1	Amendment No. 1 to the Amended and Restated Equity Incentive Award Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc. and Subsidiaries (the “EIAP”).
10.2	Form of Revision No. 1 to the Deferred Stock Unit Agreement between R.J. Reynolds Tobacco Holdings, Inc. and the Director named therein, pursuant to the EIAP.
10.3	Amendment No. 1 to the Deferred Compensation Plan for Directors of R.J. Reynolds Tobacco Holdings, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2003 and for the three months ended March 31, 2004.
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      RJR furnished a Current Report on Form 8-K, dated January 27, 2004, announcing earnings for the fourth quarter and full year of 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: May 7, 2004