Form 10-Q
period 2004-06-30
RJ REYNOLDS TOBACCO HOLDINGS INC
filed 2004-08-09
CIK 83612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 85,282,561 shares of common stock, par value $.01 per share, as of July 16, 2004

PART I — Financial Information

Item 1.	Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Amounts)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales[1]	$1,352	$1,431	$2,570	$2,649
Costs and expenses:
Cost of products sold[1,2]	797	855	1,508	1,604
Selling, general and administrative expenses	298	381	593	715
Restructuring and asset impairment charges	(9)	55	(18)	55

Operating income	266	140	487	275
Interest and debt expense	21	29	41	65
Interest income	(4)	(7)	(9)	(17)
Other (income) expense, net	—	1	5	(6)

Income from continuing operations before income taxes	249	117	450	233
Provision for income taxes	99	47	178	92

Income from continuing operations	150	70	272	141
Discontinued operations:
Gain on sale of discontinued businesses, net of income taxes	1	—	1	—

Net income	$151	$70	$273	$141

Basic income per share:
Income from continuing operations	$1.78	$0.84	$3.22	$1.68
Gain on sale of discontinued businesses	.01	—	.01	—

Net income	$1.79	$0.84	$3.23	$1.68

Diluted income per share:
Income from continuing operations	$1.76	$0.83	$3.19	$1.67
Gain on sale of discontinued businesses	.01	—	.01	—

Net income	$1.77	$0.83	$3.20	$1.67

Dividends declared per share	$0.95	$0.95	$1.90	$1.90

[1]	Excludes excise taxes of $399 million and $407 million for the three months ended June 30, 2004 and 2003, respectively, and $770 million and $782 million for the six months ended June 30, 2004 and 2003, respectively.

[2]	Includes settlement expense of $491 million and $512 million for the three months ended June 30, 2004 and 2003, respectively, and $940 million and $974 million for the six months ended June 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	For the Six
	Months Ended
	June 30,

	2004	2003

Cash flows from (used in) operating activities:
Net income	$273	$141
Less (gain) loss from discontinued operations	(1)	—
Adjustments to reconcile to net cash flows from (used in) operating activities:
Depreciation and amortization	43	86
Restructuring and asset impairment charges, net of cash payments	(72)	18
Deferred income tax expense (benefit)	23	(15)
Other working capital items	76	131
Tobacco settlement and related expenses	(515)	(460)
Retirement benefits	(87)	(53)
Other, net	50	(2)

Net cash flows used in operating activities	(210)	(154)

Cash flows from (used in) investing activities:
Capital expenditures	(33)	(22)
Acquisition, net of cash acquired	—	(9)
Distribution from (investment in) equity investees	3	(20)
Purchases of short-term investments	(1)	(4)
Proceeds from sale of short-term investments	—	396
Purchases of long-term investments	(10)	—
Proceeds from the sale of business	—	6
Other, net	(12)	—

Net cash flows from (used in) investing activities	(53)	347

Cash flows from (used in) financing activities:
Repurchase of common stock	(8)	(72)
Repayment of long-term debt	(53)	(550)
Dividends paid on common stock	(162)	(162)
Proceeds from exercise of stock options	11	1

Net cash flows used in financing activities	(212)	(783)

Net change in cash and cash equivalents	(475)	(590)
Cash and cash equivalents at beginning of period	1,523	1,584

Cash and cash equivalents at end of period	$1,048	$994

Income taxes paid, net of refunds	$3	$33
Interest paid	$36	$65
Tobacco settlement and related expense payments	$1,455	$1,414

See Notes to Condensed Consolidated Financial Statements

R.J. REYNOLDS TOBACCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	June 30,	December 31,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,048	$1,523
Short-term investments	108	107
Accounts and notes receivable, net of allowance	63	67
Inventories	699	684
Deferred income taxes	664	713
Other current assets	97	153
Assets held for sale	95	84

Total current assets	2,774	3,331
Property, plant and equipment, net of accumulated depreciation	870	894
Trademarks, net of accumulated amortization	1,759	1,759
Goodwill	3,288	3,292
Other assets and deferred charges	365	401

	$9,056	$9,677

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22	$36
Tobacco settlement and related accruals	1,117	1,629
Other current liabilities	956	1,134
Current maturities of long-term debt	3	56
Liabilities related to assets held for sale	10	10

Total current liabilities	2,108	2,865
Long-term debt (less current maturities)	1,634	1,671
Deferred income taxes	777	806
Long-term retirement benefits	1,103	1,034
Other noncurrent liabilities	249	244
Commitments and contingencies
Stockholders’ equity:
Common stock (shares issued: 2004 — 116,823,666; 2003 — 116,430,211)	1	1
Paid-in capital	7,239	7,377
Accumulated deficit	(2,195)	(2,469)
Accumulated other comprehensive loss	(463)	(462)
Unamortized restricted stock	(18)	(23)

	4,564	4,424
Less treasury stock (shares: 2004 — 31,542,826; 2003 — 31,326,603), at cost	(1,379)	(1,367)

Total stockholders’ equity	3,185	3,057

	$9,056	$9,677

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 —	Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements as of, and for the three-and six-month periods ended June 30, 2004 include the accounts of R.J. Reynolds Tobacco Holdings, Inc., referred to as RJR, and its wholly owned subsidiaries. As of June 30, 2004, RJR’s wholly owned subsidiaries included its operating subsidiaries, R.J. Reynolds Tobacco Company, referred to as RJR Tobacco, and Santa Fe Natural Tobacco Company, Inc., referred to as Santa Fe.

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

      The accompanying unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred primarily based on sales volumes. The results for the interim periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Goodwill

      The change in the carrying amount of goodwill during the six months ended June 30, 2004, was as follows:

	RJR
	Tobacco	Santa Fe	Consolidated

Balance as of January 1, 2004	$3,068	$224	$3,292
First quarter adjustment due to resolution of pre-LBO tax exposure accrual	(4)	—	(4)

Balance as of June 30, 2004	$3,064	$224	$3,288

Stock-Based Compensation

      Effective January 1, 2003, RJR adopted the prospective method of transition of Statement Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” All of RJR’s compensation costs related to employee stock plans that were granted prior to January 1, 2003, will continue to be recognized using the intrinsic value-based method under the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. However, any compensation costs related to grants or modifications of existing grants subsequent to January 1, 2003, will be recognized under the fair value

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

method of SFAS No. 123, as amended. All compensation costs related to employee stock plans for all grant dates will be disclosed under the provisions of SFAS No. 123, as amended. The effect on net income and income per share if RJR had applied the fair value recognition provision of SFAS No. 123 for the periods ended June 30 is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income as reported	$151	$70	$273	$141
Add: Stock-based employee compensation expense included in reported net income, net of tax	2	3	5	3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	2	4	4

Pro forma net income	$152	$71	$274	$140

Earnings per share:
Basic — as reported	$1.79	$0.84	$3.23	$1.68
Basic — pro forma	$1.80	$0.85	$3.25	$1.67
Diluted — as reported	$1.77	$0.83	$3.20	$1.67
Diluted — pro forma	$1.78	$0.85	$3.21	$1.66

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

      In December 2003, the Financial Accounting Standards Board issued SFAS No. 132(R), which replaces SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement and recognition provisions of SFAS No. 87, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” however, it includes additional disclosure provisions for annual reporting, including detailed plan asset information by category, expanded benefit obligation disclosure and key assumptions. In

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

addition, interim disclosures related to the individual elements of plan costs and employer’s current year contributions are required as follows:

Components of net benefit cost

	Three Months Ended June 30				Six Months Ended June 30

	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	2004	2003	2004	2003	2004[1]	2003	2004	2003

Service cost	$7	$10	$—	$2	$15	$20	$2	$4
Interest cost	47	46	13	14	92	90	24	28
Expected return on plan assets	(49)	(48)	—	—	(97)	(95)	—	—
Amortization of transition asset	—	—	(1)	(2)	—	—	(2)	(3)
Amortization of prior service cost	—	—	(4)	(3)	1	—	(9)	(3)
Amortization of net loss	13	13	7	8	25	24	12	13

Net periodic benefit cost	18	21	15	19	36	39	27	39
Curtailment/special benefits	—	—	—	—	(2)	—	9	—
Settlements	2	—	—	—	2	1	—	—

Total benefit cost	$20	$21	$15	$19	$36	$40	$36	$39

[1]	Excludes a $2 million adjustment for 2003 net benefit income related to the retention of 750 sales positions. See note 2 for further information.

Employer contributions

      RJR disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $116 million to its pension plans in 2004. RJR contributed $112 million to its pension plans during the first six months of 2004, and expects to contribute an additional $4 million in 2004 to fund its pension plans.

Note 2 — Restructuring and Asset Impairment Charges

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(44)	—	(2)	(46)
Adjusted in 2004	(17)	—	—	(17)

Balance, June 30, 2004	$139	$—	$—	$139

      During 2003, in response to continuing challenges of an intensely competitive environment, due primarily to pricing pressures, RJR and RJR Tobacco incurred restructuring and asset impairment charges of $373 million, or $225 million after tax. Of these charges, RJR Tobacco incurred $287 million related to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

severance and benefits, $28 million related to asset impairments, primarily reflecting abandonment of certain merchandising fixtures not yet shipped to retailers, and $34 million related to professional fees for valuation and consulting services, as well as the discontinuation of certain event-marketing programs and other associated exit costs. The remaining $24 million was incurred by RJR.

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance, net of related benefits, of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the second quarter of 2004, $9 million, or $5 million after tax, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions in manufacturing.

      After the adjustments during the first six months of 2004, the workforce reduction will be approximately 24%, or approximately 1,800 full-time employees in operations and corporate functions. As of June 30, 2004, approximately 1,400 personnel have accepted severance agreements. The workforce reduction is expected to be substantially completed during the fourth quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is expected to be $241 million, of which $188 million relates to employee severance costs and $53 million relates to exit costs. As of June 30, 2004, $102 million of this amount had been paid. Of the $116 million non-cash portion of the charges, $88 million related to benefit charges and $28 million related to asset impairments. In the condensed consolidated balance sheet as of June 30, 2004, $71 million is included in other current liabilities and $68 million is included in other noncurrent liabilities. Additional charges of approximately $2 million are expected to be incurred during 2004 in connection with the 2003 restructuring plans.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(16)	—	—	(16)
Adjusted in 2004	(2)	—	—	(2)

Balance, June 30, 2004	$11	$—	$2	$13

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million for employee severance and benefits, due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of June 30, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of June 30, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $41 million of inventories, $42 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and expects to complete the sale of the remaining business during 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of June 30, 2004, $43 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. In the condensed consolidated balance sheet as of June 30, 2004, $9 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

Note 3 — Income Per Share

      The components of the calculation of income per share were:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Income from continuing operations	$150	$70	$272	$141
Gain on sale of discontinued businesses	1	—	1	—

Net income	$151	$70	$273	$141

Basic weighted average shares, in thousands[1]	84,486	83,479	84,380	83,755
Effect of dilutive potential shares:
Options	545	213	572	363
Restricted stock	316	294	340	351

Diluted weighted average shares, in thousands	85,347	83,986	85,292	84,469

[1]	Outstanding shares of contingently issuable restricted stock of 0.8 million were excluded from the share calculations for each of the three-and six-month periods ended June 30, 2004 and 2003, as the related vesting provisions had not been met.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4 — Inventories

      The major components of inventories were:

	June 30,	December 31,
	2004	2003

Leaf tobacco	$617	$605
Raw materials	17	19
Work in process	40	36
Finished products	92	86
Other	20	19

Total	786	765
Less LIFO allowance	87	81

	$699	$684

      RJR recorded $0 million and $3 million of income from expected annual LIFO layer liquidations for the three-month periods ended June 30, 2004 and 2003, respectively, and $2 million and $7 million of income from expected annual LIFO layer liquidations for the six-month periods ended June 30, 2004 and 2003, respectively.

Note 5 — Financial Instruments

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

      During 2002, RJR entered into interest rate swap agreements to modify the interest characteristics of $1.25 billion, a portion of its publicly registered notes, due in 2006 to 2012, causing the interest payable effectively to become variable. The fixed rates of these notes range from 6.5% to 7.75%. As a result, as of June 30, 2004, the average interest rate on RJR’s $1.6 billion long-term debt was 4.7%. The interest rate swaps’ notional amounts and termination dates match those of the outstanding registered notes. As of June 30, 2004, these fair value hedges were perfectly effective, resulting in no recognized net gain or loss. The unrealized gain of the hedges resulting from the change in the hedges’ fair value from inception to June 30, 2004, was $51 million, included in other assets and deferred charges, and is equal to the increase in the fair value of the hedged long-term debt.

      As of June 30, 2004, these interest rate swap agreements were guaranteed and secured by RJR’s material subsidiaries, including RJR Tobacco and Santa Fe.

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

Foreign Currency Arrangements

      At June 30, 2004, R. J. Reynolds International Business Group, Inc. held forward currency exchange contracts for a net purchase of 1.3 million British pounds, for the payment of service agreement obligations, with maturities that average less than 12 months. The insignificant net increase in the fair

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

value of the effective portion of the foreign currency cash flow hedges resulted in an unrealized gain, and was recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheet. The ineffective portion of the hedges was insignificant and was recorded as a foreign exchange gain in other (income) expense during the periods presented.

Note 6 — Commitments and Contingencies

Litigation Affecting the Cigarette Industry

Overview

      Introduction. Various legal actions, proceedings and claims, including litigation claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against RJR Tobacco or its affiliates, including RJR, or indemnitees, including Brown & Williamson Tobacco Corporation, referred to as B&W. In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, resulting in a new entity referred to as New RJR Tobacco, New RJR Tobacco has agreed to indemnify B&W and its affiliates against, among other things, any litigation liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. See Note 10 — Subsequent Business Combination Transactions for further discussion of the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W.

      During the second quarter of 2004, 25 new cases were served against RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W. On June 30, 2004, there were 1,332 active cases pending (including approximately 1,002 individual smoker cases pending in West Virginia state court as a consolidated action), pending against RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W, as compared with 1,522 on June 30, 2003, pending against RJR Tobacco or its affiliates only, and 1,677 on June 30, 2002, also pending against RJR Tobacco or its affiliates only (without reference to B&W). As of July 19, 2004, 1,379 active tobacco-related cases were pending against RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W: 1,356 in the United States; 15 in Puerto Rico; 3 in Israel; 4 in Canada and 1 in the Virgin Islands. Of the approximately 1,379 total active cases, 65 cases are pending against B&W that are not also pending against RJR Tobacco. The U.S. case number does not include the 2,716 Broin II cases, which involve individual flight attendants alleging injuries as a result of exposure to environmental tobacco smoke, referred to as ETS or secondhand smoke, in aircraft cabins, pending as of July 19, 2004, and discussed below.

      The U.S. cases, exclusive of the Broin II cases, are pending in the following 30 states and the District of Columbia:

Number of
State	U.S. Cases

West Virginia	1,008
Florida	83
Maryland	54
Mississippi	50
New York	32
Louisiana	24
California	19
Alabama	13
Missouri	11
Illinois	9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Number of
State	U.S. Cases

District of Columbia	7
Pennsylvania	6
Tennessee	4
Washington	4
Connecticut	3
Georgia	3
Massachusetts	3
Michigan	3
New Hampshire	3
Kansas	2
Minnesota	2
Ohio	2
Texas	2
New Jersey	1
New Mexico	1
North Carolina	1
Oklahoma	1
Oregon	1
South Dakota	1
Arkansas	2
Montana	1

*	1,002 of the 1,008 cases are pending as a consolidated action.

      Of the approximately 1,356 active U.S. cases, 65 are pending in federal court, 1,290 in state court and one in tribal court.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following table lists the categories of the U.S. tobacco-related cases currently pending against RJR Tobacco or its affiliates or indemnitees, including B&W, as of July 19, 2004, compared with the number of cases pending against RJR Tobacco, its affiliates or indemnitees, including B&W, as of April 14, 2004, reported by Reynolds American Inc., referred to as RAI, in Amendment No. 4 to its Registration Statement on Form S-4, filed June 23, 2004, and a cross-reference to the discussion of each case type.

	RJR Tobacco’s	Change in Number
	Case Numbers as of	of Cases Since	Page
Case Type	July 19, 2004	April 14, 2004	Reference

Individual Smoking and Health	1,304	+46	24
Flight Attendant-ETS (Broin II)	2,716	-7	26
Class Action	19	+2	26
Governmental Health-Care Cost Recovery	8	-1	31
Other Health-Care Cost Recovery and Aggregated Claims	4	-1	35
Master Settlement Agreement-Enforcement and Validity	4	+1	37
Asbestos Contribution	3	-3	39
Antitrust	6	+1	39
Other Litigation	8	+2	42

      In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively. RJR Tobacco, B&W and the other defendants appealed this verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. Although RJR Tobacco remains confident in the bases for appeal in this case, it cannot predict the final outcome of the appellate process. See “— Class-Action Suits” below for a further description of the Engle case.

      In November 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with 46 U.S. states and certain U.S. territories and possessions. These cigarette manufacturers previously settled four other cases scheduled to come to trial, brought on behalf of Mississippi, Florida, Texas and Minnesota, by separate agreements with each state. The MSA and other state settlement agreements:

•	settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions;

•	released the major U.S. cigarette manufacturers from various additional present and potential future claims;

•	imposed a stream of future payment obligations on RJR Tobacco, B&W and other major U.S. cigarette manufacturers; and

•	placed significant restrictions on their ability to market and sell cigarettes.

      The aggregate cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $2.4 billion, $2.5 billion and $1.8 billion in 2001, 2002 and 2003, respectively. New RJR Tobacco estimates these payments will exceed $2.6 billion in 2004 and each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by New RJR Tobacco, New RJR Tobacco’s market share and inflation. See “— Governmental Health-Care

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cost Recovery Cases — MSA and Other State Settlement Agreements” below for a detailed discussion of the MSA and the other state settlement agreements, including New RJR Tobacco’s monetary obligations under these agreements. RJR Tobacco has recorded, and New RJR Tobacco will record, the allocation of settlement charges as products are shipped.

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

      The term “settlement” refers to certain types of cases in which cigarette manufacturers, including RJR Tobacco and B&W, have agreed to resolve disputes with certain plaintiffs without resolving the case through trial. The principal terms of settlements entered into by RJR Tobacco are explained in the following disclosure.

      Accounting for Tobacco-Related Litigation Contingencies. In accordance with applicable accounting principles, RJR and New RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. For the reasons set forth below, RJR’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable. New RJR Tobacco and its affiliates believe that they have a number of valid defenses to the tobacco-related litigation claims against them, as well as valid bases for appeal of adverse verdicts against them. RJR, RJR Tobacco, and their respective affiliates and indemnitees, including B&W, have, through their counsel, filed pleadings and memoranda in pending tobacco-related litigation that set forth and discuss a number of grounds and defenses that they and their counsel believe have a valid basis in law and fact. Based on their experience in the tobacco-related litigation against them and the strength of the defenses available to them in such litigation, New RJR Tobacco, as successor to RJR Tobacco, B&W and their respective affiliates believe that their successful defense of tobacco-related litigation in the past will continue in the future. Therefore, no liability for pending smoking and health tobacco litigation currently is recorded in RJR’s consolidated financial statements.

      New RJR Tobacco, as successor to RJR Tobacco, and its affiliates, including RJR, and indemnitees, including B&W, continue to win the majority of smoking and health tobacco litigation claims that reach trial, and a very high percentage of the tobacco-related litigation claims brought against them continue to be dismissed at or before trial. Generally, RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, have not settled, and currently do not intend to settle, any smoking and health tobacco litigation claims. It is the policy of RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, to vigorously defend all tobacco-related litigation claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The only smoking and health tobacco litigation claims settled by RJR Tobacco and B&W involved:

•	the MSA and other settlement agreements with the states of Mississippi, Florida, Texas and Minnesota, and the funding of a $5.2 billion trust fund contemplated by the MSA to benefit tobacco growers; and

•	the original Broin flight attendant case discussed below under “— Class-Action Suits.”

The DeLoach case, discussed below under “— Antitrust Cases,” also was settled separately by RJR Tobacco and B&W. Despite valid legal defenses, the decision to settle these matters resulted from unique circumstances that do not apply to the other tobacco-related litigation cases pending against New RJR Tobacco, B&W and their respective affiliates.

      The circumstances surrounding the MSA and other state settlement agreements and the funding of a trust fund to benefit the tobacco growers are readily distinguishable from the current categories of cases involving New RJR Tobacco, B&W and their respective affiliates. The claims underlying the MSA and other state settlement agreements were brought on behalf of the states to recover funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. The MSA and other state settlement agreements settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contain releases of various additional present and future claims. In accordance with the MSA, various tobacco companies agreed to fund a $5.2 billion trust fund to be used to address the possible adverse economic impact of the MSA on tobacco growers. A discussion of the MSA and other state settlement agreements, and a table depicting the related payment schedule under these agreements, is set forth below under “— Governmental Health-Care Cost Recovery Cases — MSA and Other State Settlement Agreements.”

      The states were a unique set of plaintiffs and are not involved in any of the smoking and health cases remaining against New RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W. Although New RJR Tobacco, B&W and certain of their respective affiliates continue to be defendants in health-care cost recovery cases similar in theory to the state cases but involving other plaintiffs, such as hospitals, Native American tribes, and local and foreign governments, the vast majority of such cases have been dismissed on legal grounds. Indeed, eight federal courts of appeals have ruled uniformly that unions cannot successfully pursue such cases. As a result, no union cases are pending against New RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W. New RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, believe that the same legal principles that have resulted in dismissal of union and other types of health-care cost recovery cases either at the trial court level or on appeal should compel dismissal of the similar pending cases.

      Additionally, in the United States Department of Justice case brought against various industry members, including RJR Tobacco and B&W, the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act and Medicare Secondary Payer claims. In these particular claims, the federal government made arguments similar to the states and sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related. The only remaining claims in this case involve alleged violations of the federal RICO statute.

      Similarly, the original Broin case, discussed below under “— Class-Action Suits,” was settled in the middle of trial during discussions with the federal government concerning the possible settlement of the claims underlying the MSA and other state settlement agreements, among other things. The Broin case was settled at that time in an attempt to remove this case as a political distraction during the industry’s settlement discussions with the federal government and a belief that further Broin litigation would be resolved by a settlement at the federal level.

      Finally, the DeLoach case, discussed below under “— Antitrust Cases,” was a unique antitrust case brought by a unique class of plaintiffs: a class of all tobacco growers and tobacco allotment holders. The

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

class asserted that the defendants, including RJR Tobacco and B&W, engaged in bid-rigging of U.S. burley and flue-cured tobacco auctions. Despite valid legal defenses, RJR Tobacco and B&W separately settled this case to avoid a long and contentious trial with the tobacco growers. The remaining antitrust cases pending against New RJR Tobacco and B&W involve different types of plaintiffs and different theories of recovery under the antitrust laws and should not be affected by the settlement of the DeLoach case.

      Following is a description of the material pending tobacco-related litigation to which New RJR Tobacco and its affiliates, including RJR, and indemnitees, including B&W, are subject. Even though RJR’s management continues to conclude that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to New RJR Tobacco and its affiliates, including RJR, and its indemnitees, including B&W, in tobacco-related litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters. See “— Cautionary Statement Concerning Tobacco-Related Litigation.”

      Theories of Recovery. The plaintiffs seek recovery on a variety of legal theories, including negligence, strict liability in tort, design defect, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, medical monitoring, public nuisance and violations of state and federal antitrust and RICO laws. In certain of these cases, the plaintiffs claim that cigarette smoking exacerbated injuries caused by exposure to asbestos.

      The plaintiffs seek various forms of relief, including compensatory and punitive damages, treble or multiple damages and statutory damages and penalties, creation of medical monitoring and smoking cessation funds, disgorgement of profits, and injunctive and other equitable relief. Although pleaded damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.

      Defenses. The defenses raised by RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, include, where applicable, preemption by the Federal Cigarette Labeling and Advertising Act of some or all claims arising after 1969, the lack of any defect in the product, assumption of the risk, contributory or comparative fault, lack of proximate cause, remoteness, lack of standing and statutes of limitations or repose. RJR has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named.

      Scheduled Trials. Trial schedules are subject to change, and many cases are dismissed before trial. However, it is likely that there will be an increased number of tobacco cases against New RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, some involving claims for amounts ranging possibly into the hundreds of millions and even billions of dollars, coming to trial during 2004. The following table lists the trial schedule, as of July 19, 2004, for New RJR Tobacco or its affiliates, including RJR, and indemnitees, including B&W, through the end of 2004.

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 6, 2004	Torres-Rivera v. R. J. Reynolds Tobacco Co [Individual]	RJR Tobacco, RJR Nabisco, RJR Nabisco Holdings	Superior Court, Court of First Instance (San Juan, Puerto Rico)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Trial Date	Case Name/Type	Defendant(s)	Jurisdiction

September 13, 2004	United States of America [DOJ] v. Philip Morris USA Inc. [Health-Care Reimbursement]	RJR Tobacco, B&W	United States District Court (Washington, DC)
September 20, 2004	Mash v. Brown & Williamson Tobacco Corp. [Individual]	B&W	United States District Court, Eastern District (St. Louis, MO)
October 4, 2004	Short v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	Superior Court, Union County (Elizabeth, NJ)
October 25, 2004	Swaty v. Philip Morris Inc [Flight Attendant-ETS (Broin II)]	RJR Tobacco, B&W	Circuit Court Dade County (Miami, FL)
November 1, 2004	Carter v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco, B&W	United States District Court, Eastern District (New Orleans, LA)
November 29, 2004	Kimball v. R. J. Reynolds Tobacco Co. [Individual]	RJR Tobacco	United States District, Western District (Seattle, WA)
December 1, 2004	Smith Wholesale Co., Inc. v. R.J. Reynolds Tobacco Co. [Antitrust]	RJR Tobacco	United States District Court, Eastern District (Greenville, TN)
December 1, 2004	Harju v. Philip Morris USA Inc. [Individual]	RJR Tobacco, B&W	United States District Court (St. Paul, MN)

      Trial Results. Since January 1, 1999, 45 smoking and health and health-care cost recovery cases in which RJR Tobacco or B&W were defendants have been tried. Verdicts in favor of RJR Tobacco, B&W and, in some cases, RJR Tobacco, B&W and other defendants, were returned in 28 of the 45 cases. Four of the cases resulted in mistrials. Of the 28 RJR Tobacco and B&W wins, seven were tried in Florida, three were tried in Tennessee, two were tried in each of California, Mississippi, Missouri, Ohio and New York, and one was tried in each of Connecticut, Louisiana, New Jersey, Pennsylvania, South Carolina, Texas and West Virginia. One case was tried in Puerto Rico.

      There were no cases tried in the first quarter of 2004 in which RJR Tobacco was a defendant. On May 21, 2004, in phase II of the Scott v. American Tobacco Co. trial, a Louisiana state court jury returned a verdict in the amount of $591 million against the defendants, including RJR Tobacco and B&W.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      The following chart reflects the verdicts and post-trial developments in the 13 cases that have been tried since January 1999, in which juries have returned verdicts in favor of the plaintiffs and against RJR Tobacco or B&W, or both. In addition, RJR Tobacco has been fined $14.8 million in a lawsuit filed by the Attorney General of California, discussed below under “— MSA — Enforcement and Validity” and “— Other Litigation and Developments.” RJR Tobacco is appealing this California case.

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

July 7, 1999-Phase I April 7, 2000-Phase II July 14, 2000-Phase III	Engle v. R. J. Reynolds Tobacco Co. [Class Action]	Circuit Court, Dade County (Miami, FL)	$12.7 million compensatory damages against all the defendants; $145 billion punitive damages against all the defendants, of which approximately $36.3 billion and $17.6 billion assigned to RJR Tobacco and B&W, respectively.	On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing which was denied on September 22, 2003. Mandate issued on October 8, 2003. The plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004.
March 20, 2000	Whiteley v. Raybestos-Manhattan, Inc. [Individual]	Superior Court, San Francisco County (San Francisco, CA)	$1.72 million compensatory damages against RJR Tobacco and Philip Morris; $20 million punitive damages, of which $10 million each was assigned to RJR Tobacco and Philip Morris.	On April 7, 2004, the California Court of Appeal reversed the judgment and remanded the case for a new trial. The plaintiff filed a motion for rehearing on April 23, 2004, which was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

October 12, 2000	Jones v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$200,000 compensatory damages against RJR Tobacco. B&W was dismissed from the case in September 2002, prior to trial.	RJR Tobacco granted new trial on December 28, 2000; new trial decision affirmed by Second District Court of Appeal of Florida on August 30, 2002; the plaintiff’s opening brief filed with the Supreme Court of Florida on November 26, 2002. On December 9, 2002, the Supreme Court of Florida issued an order to show cause as to why Jones’ notice of appeal should not be treated as a notice to invoke discretionary jurisdiction; the plaintiff filed his response to the order to show cause, and RJR Tobacco filed its reply on December 31, 2002. The Florida Supreme Court has not ruled.
June 4, 2001	Blue Cross and Blue Shield of New Jersey v. Philip Morris, Inc. [Health-Care Cost Recovery]	United States District Court, Eastern District (Brooklyn, NY)	$17.8 million compensatory damages against all the defendants, of which $6.6 million and $2.8 million was assigned to RJR Tobacco and B&W, respectively. Judge subsequently ordered the plaintiffs’ attorneys entitled to $37.8 million in fees.	On September 16, 2003, the United States Court of Appeals for the Second Circuit: (a) reversed judgment for Empire on its subrogation claim; and (b) reserved ruling on the direct claim pending resolution by the New York Court of Appeals of questions concerning whether third-party payers are too remote and, if the claims are not too remote, whether individual proof is required under the New York State Statute pursuant to which the jury found liability. On October 30, 2003, the New York Court of Appeals agreed to review the certified questions. Oral argument is scheduled for September 7, 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

December 12, 2001	Kenyon v. R. J. Reynolds Tobacco Co. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$165,000 compensatory damages against RJR Tobacco.	On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004. New RJR Tobacco will evaluate any further appellate options after the Florida Supreme Court issues its opinion.
February 22, 2002	Burton v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (Kansas City, KS)	$198,000 compensatory damages and $15 million punitive damages against RJR Tobacco.	Final judgment on appeal to the United States Court of Appeals for the Tenth Circuit; oral argument occurred on January 12, 2004. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

June 11, 2002	Lukacs v. R. J. Reynolds Tobacco Co. [Engle class member]	Circuit Court, Dade County (Miami, FL)	$500,000 economic damages, $24.5 million noneconomic damages and $12.5 million loss of consortium damages against Philip Morris, B&W and Lorillard, of which B&W was assigned 22.5% of liability. Court has not entered final judgment for damages. RJR Tobacco was dismissed from the case in May 2002, prior to trial.	Judge reduced damages for loss of consortium to $125,000. Final judgment will not be entered until the Engle appeal is resolved, so the time to appeal has not yet begun to run.
June 18, 2002	French v. Philip Morris, Inc. [Flight Attendant-ETS (Broin II)]	Circuit Court, Dade County (Miami, FL)	$5.5 million compensatory damages against all the defendants; reduced by judge to $500,000.	Judge reduced damages award to $500,000, of which $123,500 was assigned to RJR Tobacco; final judgment on appeal to the Third District Court of Appeal of Florida; the Florida Third District Court of Appeal; oral argument occurred on July 7, 2004.
September 25, 2002	Figueroa-Cruz v. R. J. Reynolds Tobacco Co. [Individual]	United States District Court (San Juan, Puerto Rico)	$500,000 compensatory damages against RJR Tobacco.	Trial judge granted RJR Tobacco’s motion for judgment as a matter of law on October 9, 2002. On October 28, 2003, the United States Court of Appeals for the First Circuit affirmed the trial court’s ruling. The plaintiffs filed a petition for rehearing of the appellate ruling on November 13, 2003, which was denied on December 12, 2003. On May 10, 2004, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court.
April 3, 2003	Eastman v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Hillsborough County (Tampa, FL)	$3.26 million compensatory damages against Philip Morris and B&W, of which $650,000 was assigned to B&W. Judge subsequently awarded $830,000 in fees to the plaintiff’s attorneys.	Final judgment on appeal to Second District Court of Appeal of Florida. On May 7, 2004, the Court of Appeal affirmed the verdict in a per curiam opinion. On June 7, 2004, Philip Morris and B&W filed a petition for rehearing. A decision is pending.
May 23, 2003	Boerner v. Brown & Williamson Tobacco Corp. [Individual]	United States District Court, Eastern District, Western Division (Little Rock, AR)	$4 million compensatory damages and $15 million punitive damages against B&W.	On appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument occurred on April 12, 2004. A decision is pending.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Date of Verdict	Case Name/Type	Jurisdiction	Verdict	Post-Trial Status

November 4, 2003	Thompson v. Brown & Williamson Tobacco Corp. [Individual]	Circuit Court, Jackson County (Independence, MO)	$1.05 million compensatory damages against Philip Morris and B&W, of which $209,351 was assigned to B&W.	Final judgment entered on November 14, 2003. The defendants’ post-trial motions were denied on February 26, 2004. The defendants filed a notice of appeal to the Missouri Court of Appeals for the Western District on March 8, 2004.
December 18, 2003	Frankson v. Brown & Williamson Tobacco Corp. [Individual]	Supreme Court, Kings County (Brooklyn, NY)	$350,000 compensatory damages; 50% fault assigned to B&W and two industry organizations; $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million to a predecessor company and $12 million to two industry organizations.	On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to $500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. B&W intends to appeal.
May 21, 2004	Scott v. American Tobacco Co. [Class Action]	District Court, Orleans Parish (New Orleans, LA)	$591 million against RJR Tobacco, B&W, Philip Morris, Lorillard, Lorillard Inc. and The Tobacco Institute.	On July 28, 2003, the jury rejected the class’s claim for medical monitoring in phase I of the trial, but found that smoking cessation programs exist and have clinical value. On May 21, 2004, in phase II, the jury returned a verdict in the amount of approximately $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus $300 million in interest, in a court trust. On July 12, 2004, the defendants filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial.

      Additionally, since January 1, 1999, verdicts have been returned in 13 tobacco-related cases in which RJR Tobacco, B&W, or their respective affiliates, including RJR, were not defendants. Verdicts were returned in favor of the defendants in seven cases — one in each of California, Florida, New Hampshire, New York, Pennsylvania, Rhode Island and Tennessee. Verdicts in favor of the plaintiffs were returned in six cases, three in California, two in Oregon and one in Illinois. The defendants’ appeals or post-trial motions are pending in these cases.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Finally, in Naegele v. Raybestos-Manhattan, Inc. and Myers v. Philip Morris, Inc., the California Supreme Court assessed the retroactive effect of California’s amended Civil Code Section 1714.45, which repealed a California statute that limited plaintiffs’ ability to sue manufacturers of tobacco products from 1988 through 1998. On August 5, 2002, the court ruled that the immunity repeal could not be applied retroactively and the immunity remains for the ten-year period the statute was in effect. In addition, the court found that the immunity applied to fraud claims but not to claims of adulteration. These decisions had a favorable impact on Whiteley v. Raybestos-Manhattan, Inc., and New RJR Tobacco believes that these decisions should have a favorable impact on other California cases, both at the trial court level and on appeal.

Individual Smoking and Health Cases

      As of July 19, 2004, 1,304 individual cases, including approximately 1,002 individual smoker cases pending in West Virginia state court in a consolidated action, were pending in the United States against RJR Tobacco, B&W or both. This category of cases includes smoking and health cases alleging personal injury brought by or on behalf of individual plaintiffs, but does not include the Broin II cases discussed below. A total of 1,298 of the individual pending cases are brought by or on behalf of individual smokers or their survivors, while the remaining six are brought by or on behalf of individuals or their survivors alleging personal injury as a result of exposure to ETS.

      Below is a description of the individual smoking and health cases against RJR Tobacco or B&W, or both, which went to trial or were decided or remained on appeal, since January 1, 2004.

      On March 20, 2000, a California state court jury found in favor of the plaintiff in Whiteley v. Raybestos-Manhattan, Inc. The jury awarded the plaintiff $1.72 million in compensatory damages and $20 million in punitive damages. RJR Tobacco and Philip Morris were each assigned $10 million of the punitive damages award. The defendants appealed the final judgment to the California Court of Appeal, First District, on May 30, 2000. On April 7, 2004, the appellate court reversed the judgment and remanded the case for a new trial. The plaintiff’s motion for rehearing was denied on April 29, 2004. It is not known whether the plaintiffs will retry the case.

      On March 30, 2004, in Tompkin v. Brown & Williamson Tobacco Corp., the United States Court of Appeals for the Sixth Circuit affirmed a judgment in favor of the defendants as a result of an October 5, 2001 jury verdict.

      In Kenyon v. R. J. Reynolds Tobacco Co., an individual case in Florida, a jury awarded the plaintiff $165,000 in compensatory damages, but no punitive damages, on December 12, 2001. On May 30, 2003, the Second District Court of Appeal of Florida affirmed per curiam (that is, without writing an opinion) the trial court’s final judgment in favor of the plaintiffs. On August 28, 2003, Florida’s Second District Court of Appeal entered its mandate. RJR Tobacco sent the plaintiff’s counsel the amount of the judgment plus accrued interest ($196,000) in order to pursue further appeals without the risk of any effort by the plaintiff to execute on the judgment. On September 5, 2003, RJR Tobacco filed a petition with the Florida Supreme Court asking it to require the Second District Court of Appeal to write an opinion. On April 22, 2004, the Florida Supreme Court issued an order denying the petition and explained that a written opinion will follow. On November 12, 2003, RJR Tobacco filed a petition for certiorari with the United States Supreme Court, which was denied on January 26, 2004. New RJR Tobacco will evaluate any further appellate options after the Florida Supreme Court issues its opinion.

      On February 22, 2002, in Burton v. R. J. Reynolds Tobacco Co., a federal district court jury in Kansas found in favor of RJR Tobacco and B&W on product defect and conspiracy claims, but found for the plaintiff on failure to warn, failure to test and fraudulent concealment claims. The jury apportioned 99% of the fault to RJR Tobacco and 1% to B&W. It awarded the plaintiff $198,400 in compensatory damages, and determined that the plaintiff was entitled to punitive damages against RJR Tobacco but not B&W. B&W was voluntarily dismissed as a defendant by the plaintiffs on June 10, 2002. On June 21,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2002, the trial court awarded the plaintiff $15 million in punitive damages. RJR Tobacco appealed to the United States Court of Appeals for the Tenth Circuit. Oral argument occurred on January 12, 2004. A decision is pending.

      In Figueroa-Cruz v. R. J. Reynolds Tobacco Co., a federal district court jury in San Juan, Puerto Rico, found in favor of one of the two plaintiffs on September 25, 2002. On October 9, 2002, however, the trial judge granted RJR Tobacco’s motion for judgment on the pleadings. The plaintiffs appealed to the United States Court of Appeals for the First Circuit. On October 28, 2003, the appeals court affirmed the trial court’s decision. The plaintiffs filed a petition for rehearing on November 13, 2003, which was denied on December 12, 2003. On May 10, 2004, the plaintiffs filed a petition for writ of certiorari in the United States Supreme Court.

      On April 3, 2003, in Eastman v. Brown & Williamson Tobacco Corp., a Florida state court jury awarded $6.5 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris 40% at fault and the plaintiff 50% at fault. As a result, B&W’s share of the final judgment was $650,000. The judge denied the defendants’ post-trial motions. B&W filed its appeal with the Second District Court of Appeal on May 15, 2003. On May 7, 2004, the Court of Appeal affirmed the verdict in a per curiam opinion. On June 7, 2004, the appellants filed a petition for rehearing.

      On May 23, 2003, in Boerner v. Brown & Williamson Tobacco Corp., a federal district court jury in Arkansas awarded $4 million in compensatory damages and $15 million in punitive damages against B&W. The judge initially struck the punitive damage award but reinstated it on September 26, 2003. The court denied B&W’s post-trial motions. B&W appealed to the United States Court of Appeals for the Eighth Circuit. Oral argument occurred on April 12, 2004. A decision is pending. B&W posted an appeal bond totaling $19 million to stay enforcement of this judgment.

      On June 17, 2003, in Welch v. Brown & Williamson Tobacco Corp., a Missouri state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers. The plaintiff’s new trial motion was denied on September 18, 2003. The plaintiff filed a notice of appeal to the Missouri Court of Appeals on September 23, 2003. On April 8, 2004, the plaintiff/appellant voluntarily dismissed the appeal to the Missouri Court of Appeals.

      On August 15, 2003, a state court jury in Pennsylvania returned a verdict in favor of B&W in Eiser v. Brown & Williamson Tobacco Corp., an individual “lights” case. The plaintiff in Eiser filed post-trial motions challenging the verdict, which were denied by the court on December 10, 2003. On February 6, 2004, the plaintiff appealed to the Superior Court of Pennsylvania.

      On November 4, 2003, in Thompson v. Brown & Williamson Tobacco Corp., a Missouri state court jury awarded $2.1 million in compensatory damages against B&W and Philip Morris. B&W was found to be 10% at fault, Philip Morris was found to be 40% at fault and the plaintiff was found to be 50% at fault. As a result, B&W’s share of the final judgment was approximately $210,000. The defendants’ post-trial motions were denied on February 26, 2004. The defendants filed a notice of appeal to the Missouri Court of Appeals for the Western District on March 8, 2004.

      On December 10, 2003, in Hall v. R. J. Reynolds Tobacco Co., a state court jury in Florida returned a verdict in favor of RJR Tobacco and B&W. The plaintiff filed a motion for a new trial on December 19, 2003, which was denied on January 6, 2004. On February 4, 2004, the defendants withdrew their motions for attorneys’ fees and costs in exchange for the plaintiff waiving the right to appeal.

      On December 18, 2003, in Frankson v. Brown & Williamson Tobacco Corp., a New York state court jury awarded $350,000 in compensatory damages against B&W and two former tobacco industry organizations, the Tobacco Institute and the Council for Tobacco Research. The defendants as a group and the deceased smoker were each found to be 50% at fault. On January 8, 2004, the jury awarded $20 million in punitive damages, of which $6 million was assigned to B&W, $2 million was assigned to a predecessor company and $12 million was assigned to the two trade organizations. On June 22, 2004, the trial judge granted a new trial unless the parties consent to an increase in compensatory damages to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$500,000 and a decrease in punitive damages to $5 million, of which $4 million would be assigned to B&W. B&W intends to appeal.

Broin II Cases

      As of July 19, 2004, approximately 2,716 lawsuits brought by individual flight attendants for personal injury as a result of illness allegedly caused by exposure to secondhand or environmental tobacco smoke in airplane cabins, referred to as the “Broin II cases,” were pending in Florida. In these lawsuits, filed pursuant to the terms of the settlement of the Broin v. Philip Morris, Inc. class action, discussed below under “— Class-Action Suits,” each individual flight attendant will be required to prove that he or she has a disease and that the individual’s exposure to secondhand smoke in airplane cabins caused the disease. Under the terms of the settlement of the original Broin case, punitive damages are not available in the Broin II cases.

      On October 5, 2000, Judge Robert Kaye entered an order applicable to all Broin II cases that the terms of the Broin settlement agreement do not require the individual Broin II plaintiffs to prove the elements of strict liability, breach of warranty or negligence. Under this order, there is a rebuttable presumption in the plaintiffs’ favor on those elements, and the plaintiffs bear the burden of proving that their alleged adverse health effects actually were caused by exposure to environmental tobacco smoke. Although the defendants still may prevail on causation and other theories, RJR Tobacco does not believe that the order is correct under Florida law or that it accurately reflects the intent of the Broin settlement agreement. RJR Tobacco and B&W, along with the other defendants, initially appealed this order in Jett v. Philip Morris, Inc. In October 2001, the intermediate appellate court dismissed the appeal as premature without addressing the Kaye order. The defendants asked the court to reconsider its ruling, but the court refused to do so. The defendants asked the Florida Supreme Court to review the order, but the court declined to accept jurisdiction on June 24, 2002. The propriety of Judge Kaye’s order was argued in the French appeal (discussed below).

      Below is a description of the Broin II cases against RJR Tobacco or B&W that went to trial or were decided or remained on appeal, since January 1, 2004.

      In French v. Philip Morris, Inc., a Florida state court jury found in favor of the plaintiff on June 18, 2002, and awarded $5.5 million in compensatory damages. On September 13, 2002, the trial judge reduced the damages award to $500,000, but denied the defendants’ remaining post-trial motions. The defendants’ appeal of the trial court’s final judgment is pending in the Third District Court of Appeal of Florida. Judge Kaye’s order in Jett v. Philip Morris, Inc., referred to above, was applied, and the defendants are appealing that order, as well as other matters. The Florida Third District Court of Appeal heard oral argument in the defendants’ appeal on July 7, 2004.

      In Janoff v. Philip Morris, Inc., a Florida state court jury found in favor of the defendants, including RJR Tobacco and B&W, on September 5, 2002. On September 12, 2002, the plaintiff filed a motion for a new trial, which the judge granted on January 8, 2003. The defendants appealed the new trial ruling to Florida’s Third District Court of Appeal on February 3, 2003. Oral argument occurred on July 14, 2004.

      In Routh v. Philip Morris, Inc., the trial judge declared a mistrial on September 15, 2003. Retrial began on September 23, 2003. The jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on October 14, 2003. On October 24, 2003, the plaintiff filed a motion for a new trial, which was denied by the Court on December 16, 2003. On January 13, 2004, the defendants agreed to waive their rights to attorneys’ fees and costs in exchange for the plaintiff waiving her right to appeal.

Class-Action Suits

      As of July 19, 2004, 19 class-action cases were pending in the United States against RJR Tobacco and B&W, and in some cases, RJR. In May 1996, in Castano v. American Tobacco Co., the Fifth Circuit Court of Appeals overturned the certification of a nationwide class of persons whose claims related to alleged addiction to tobacco products. Since this ruling by the Fifth Circuit, most class-action suits have

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

sought certification of statewide, rather than nationwide, classes. Class-action suits based on claims similar to those asserted in Castano are pending against New RJR Tobacco, as successor to RJR Tobacco, or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in California, Florida, Illinois, Louisiana, Minnesota, Missouri, New York, Oregon, Washington and West Virginia.

      Class-action suits have been filed in a number of states against individual cigarette manufacturers and their parent corporations, alleging that the use of the terms “lights” and “ultralights” constitutes unfair and deceptive trade practices. Ten such suits are pending against New RJR Tobacco, as successor to RJR Tobacco, or its affiliates, including RJR, and indemnitees, including B&W, in state or federal courts in Florida, Illinois, Louisiana, Minnesota, Missouri, New York and Washington. Classes have been certified in the two Illinois cases, Turner v. R. J. Reynolds Tobacco Co. and Howard v. Brown & Williamson Tobacco Corp., discussed below. On December 31, 2003, a Missouri state court judge certified a class in Collora v. R. J. Reynolds Tobacco Co., although, as described below, RJR Tobacco removed the case to federal court on January 14, 2004. Another Missouri case, Black v. Brown & Williamson Tobacco Corp., a Florida case, Rios v. R. J. Reynolds Tobacco Co., and a Minnesota case, Dahl v. R. J. Reynolds Tobacco Co., are in the class certification discovery phase. In the Louisiana cases, Harper v. R. J. Reynolds Tobacco Co. and Brown v. Brown & Williamson Tobacco Corp., the defendants removed the cases to federal court. The Washington case, Huntsberry v. R. J. Reynolds Tobacco Co., was filed on April 8, 2004, and was served on RJR Tobacco on April 21, 2004. The defendants, RJR and RJR Tobacco, removed the case to federal court on May 21, 2004. Most recently, McLaughlin v. Philip Morris USA, Inc. was filed on May 11, 2004 in the United States District Court for the Eastern District of New York before Judge Weinstein. RJR Tobacco and B&W were served on May 27, 2004.

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

      Few smoker class-action complaints have been certified or, if certified, have survived on appeal. Seventeen federal courts that have considered the issue, including two courts of appeals, and most state courts have rejected class certification in smoking and health cases. Only one federal district court has certified a smoker class action — In re Simon (II) Litigation — which was filed in the United States District Court for the Eastern District of New York before Judge Weinstein. In Simon (II), on September 19, 2002, Judge Weinstein certified a nationwide mandatory, non-opt-out punitive damages class. The defendants sought reconsideration of the certification ruling, which was denied by Judge Weinstein on October 25, 2002. On February 14, 2003, the United States Court of Appeals for the Second Circuit granted the defendants’ petition to review the class certification decision. Oral argument was heard on November 20, 2003. On February 10, 2003, in Simms v. Philip Morris, Inc., the United States District Court for the District of Columbia denied certification of a proposed nationwide class of smokers who purchased cigarettes while underage. On March 31, 2004, the plaintiffs filed a motion for reconsideration of the order that denied class certification. On March 5, 2004, in Martinez v. Philip Morris Inc., the federal district court in Utah granted the defendants’ motion to dismiss. Most recently, on July 13, 2004, an Alabama state court granted the plaintiffs’ motion to dismiss in Julian v. Philip Morris Cos., Inc.

      Classes have been certified in several state court class-action cases in which either New RJR Tobacco, as successor to RJR Tobacco, or B&W is a defendant. On November 5, 1998, in Scott v. American Tobacco Co., a Louisiana state appeals court affirmed the certification of a medical monitoring or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996. On February 26, 1999, the Louisiana Supreme Court denied the defendants’ petition for writ of certiorari or review. Jury selection began on June 18, 2001. An initial jury was selected by July 16, 2001. However, the defendants, including RJR Tobacco and B&W, raised multiple challenges to the jury selection process. At various times, the Louisiana Court of Appeals or the Louisiana Supreme Court removed a number of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

jurors and alternate jurors that the trial court had allowed to be seated. The jury selection process was finally completed on September 23, 2002, and opening statements occurred on January 21, 2003. On July 28, 2003, the jury returned a verdict in favor of the defendants, including RJR Tobacco and B&W, on the plaintiffs’ claim for medical monitoring and found that cigarettes were not defectively designed. In addition, however, the jury made certain findings against the defendants, including RJR Tobacco and B&W, on claims relating to fraud, conspiracy, marketing to minors and smoking cessation. With respect to these findings, this portion of the trial did not determine liability as to any class member or class representative. What primarily remains in the case is a class-wide claim that the defendants, including New RJR Tobacco, as successor to RJR Tobacco, and B&W, pay for a program to help people stop smoking. On October 23, 2003, the defendants, including RJR Tobacco and B&W, filed a challenge to the trial judge’s phase two trial order with the Louisiana Court of Appeals. The Court of Appeals declined to accept the appeal on December 5, 2003. On January 5, 2004, RJR Tobacco, B&W and Lorillard filed a writ seeking review by the Louisiana Supreme Court, which was denied on February 13, 2004. On March 31, 2004, phase two of the trial began to address the scope and cost of smoking cessation programs. On May 21, 2004, the jury returned a verdict in the amount of $591 million on the class’s claim for a smoking cessation program. On July 1, 2004, the judge upheld the jury’s verdict and ordered that the companies must put the amount of the judgment ($591 million), plus $300 million in interest, in a court trust. On July 12, 2004, the defendants filed a motion for judgment notwithstanding the verdict or, in the alternative, for a new trial. Legislation in Louisiana limits the amount of a bond to prevent execution upon such a judgment to $50 million collectively for signatories to the MSA.

      In Blankenship v. American Tobacco Co., the first tobacco-related medical monitoring class action to be certified and to reach trial, the West Virginia state court jury found in favor of RJR Tobacco, B&W and other cigarette manufacturers on November 14, 2001. On July 18, 2002, the plaintiffs petitioned the Supreme Court of West Virginia for leave to appeal, which was granted on February 25, 2003. The West Virginia Supreme Court affirmed the judgment for the defendants on May 6, 2004. On July 1, 2004, the class’s petition for rehearing was denied.

      Trial began in July 1998 in Florida state court in Engle v. R. J. Reynolds Tobacco Co., in which a class consisting of Florida residents, or their survivors, alleges diseases or medical conditions caused by their alleged “addiction” to cigarettes. On July 7, 1999, the jury found against RJR Tobacco, B&W and the other cigarette-manufacturer defendants in the initial phase, which included common issues related to certain elements of liability, general causation and a potential award of, or entitlement to, punitive damages.

      The second phase of the trial, which consisted of the claims of three of the named class representatives, began on November 1, 1999. On April 7, 2000, the jury returned a verdict against all the defendants. It awarded plaintiff Mary Farnan $2.85 million, the estate of plaintiff Angie Della Vecchia $4.023 million and plaintiff Frank Amodeo $5.831 million. The jury also found, however, that Frank Amodeo knew or should have known of his claim prior to May 5, 1990. New RJR Tobacco and B&W believe that the legal effect of that finding should be to bar his claim based on the applicable statute of limitations.

      The trial court also ordered the jury in the second phase of the trial to determine punitive damages, if any, on a class-wide basis. On July 14, 2000, the jury returned a punitive damages verdict in favor of the “Florida class” of approximately $145 billion against all the defendants, with approximately $36.3 billion and $17.6 billion being assigned to RJR Tobacco and B&W, respectively.

      On July 24, 2000, the defendants, including RJR Tobacco and B&W, filed numerous post-verdict motions, including motions for a new trial and to reduce the amount of the punitive damages verdict. On November 6, 2000, the trial judge denied the post-trial motions and entered judgment. In November 2000, RJR Tobacco and B&W posted appeal bonds in the amount of $100 million each, the maximum amount required pursuant to a Florida bond cap statute enacted on May 9, 2000, and intended to apply to the Engle case, and initiated the appeals process. On May 21, 2003, Florida’s Third District Court of Appeal

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class. On July 16, 2003, the plaintiffs filed a motion for rehearing, which was denied on September 22, 2003. On October 23, 2003, the plaintiffs filed a notice seeking review by the Florida Supreme Court. On May 12, 2004, the Florida Supreme Court agreed to review the case. Oral argument is scheduled for November 3, 2004. Although New RJR Tobacco remains confident in its bases for appeal in this case, it cannot predict the final outcome of the appellate process.

      On May 7, 2001, three of the non-RJR Tobacco and non-B&W defendants entered into agreements with the Engle class to deposit an additional $1.86 billion into separate escrow accounts to ensure that the stay of execution in effect pursuant to the Florida bond cap statute will remain in effect as to these three defendants throughout the appellate process, regardless of the results of a challenge, if any, to the Florida bond statute. Approximately $700 million of the total amount deposited by these three defendants is non-refundable and will go to the trial court to be distributed, regardless of the result of the appeal. RJR Tobacco and B&W did not enter into a similar agreement with the Engle class. Although New RJR Tobacco cannot predict the outcome of any possible challenges to the Florida bond statute, the company remains confident of the applicability and validity of the statute in the Engle case.

      RJR Tobacco and/or B&W have been named as a defendant(s) in several individual cases filed by members of the Engle class. One such case, in which RJR Tobacco was dismissed prior to trial, Lukacs v. Philip Morris, Inc., was tried against Philip Morris, Liggett and B&W, and resulted in a verdict for the plaintiffs on June 11, 2002. The Florida state court jury awarded the plaintiffs a total of $37.5 million in compensatory damages. The jury assigned 22.5% fault to B&W, 72.5% fault to the other defendants and 5% fault to plaintiff John Lukacs. On April 1, 2003, the Dade County Circuit Court granted in part the defendants’ motion for remittitur and reduced the jury’s award to plaintiff Yolanda Lukacs, on the loss of consortium claim, from $12.5 million to $0.125 million decreasing the total award to $25.125 million. No final judgment will be entered until the Engle appeal is resolved, so the time to appeal this case has not yet begun to run.

      On November 30, 2000, in Daniels v. Philip Morris Cos., Inc., a San Diego Superior Court judge reversed a prior ruling and, based on a California unfair business practices statute, certified a class consisting of all persons who, as California resident minors, smoked one or more cigarettes in California between April 2, 1994 and December 1, 1999. Trial was scheduled for October 18, 2002, but the court granted the defendants’ motions for summary judgment on preemption and First Amendment grounds on September 12, 2002, and dismissed the action. At a hearing on October 21, 2002, the judge made final his original ruling. The plaintiffs are currently appealing the dismissal to the California Court of Appeal, Fourth Appellate District, Division One. Appellants’ opening brief was filed on July 30, 2003. Oral argument is scheduled for August 11, 2004.

      On April 11, 2001, in Brown v. American Tobacco Co., Inc., the same judge in San Diego granted in part the plaintiffs’ motion for class certification. The class is composed of residents of California who smoked at least one of the defendants’ cigarettes from June 10, 1993 through April 23, 2001, and who were exposed to the defendants’ marketing and advertising activities in California. Certification was granted as to the plaintiffs’ claims that the defendants violated § 17200 of the California Business and Professions Code. The court, however, refused to certify the class under the California Legal Remedies Act. Class certification on the plaintiffs’ common law claims was denied on April 10, 2000. The defendants petitioned the California Supreme Court to review the trial court’s class certification ruling, but the Supreme Court denied the petition on January 16, 2002. The defendants, including RJR Tobacco and B&W, filed their motion for summary judgment on January 31, 2003. Supplemental briefing on issues related to the effect of the Whiteley decision (discussed above under “— Individual Smoking and Health Cases”), the statute of limitations, and evidence outside the class period was completed on June 22, 2004. On August 4, 2004, the court issued a tentative ruling on some but not all of the defendants’ motions for summary judgment. In that ruling the court granted summary judgment for the defendants on the plaintiffs’ claims regarding RJR Tobacco’s “no additives”/“no bull” WINSTON cigarettes and B&W’s KOOL Natural Lights cigarettes, the plaintiffs’ claims regarding “youth marketing” based on the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

defendants’ cigarette advertising and promotion, and the plaintiffs’ claims regarding “lights”/“low tar and nicotine” cigarettes. The court denied summary judgment for the defendants on the plaintiffs’ claims regarding the defendants’ statements of compliance with the Cigarette Advertising Code, the plaintiffs’ claims regarding cigarette additives and ingredients, and the plaintiffs’ claims regarding a conspiracy among defendants to mislead the public about the health effects of smoking and the risks of addiction. The court will hold a conference on August 9, 2004 to discuss the schedule for any oral argument that the parties may want to have with respect to any aspect of this tentative ruling on these motions for summary judgment. It is not certain at this time when a final ruling will be entered on these motions or when the court will rule on the remaining motions for summary judgment.

      On November 14, 2001, in Turner v. R. J. Reynolds Tobacco Co., an Illinois state court judge (Madison County) certified a class defined as “[a]ll persons who purchased defendants’ DORAL Lights, WINSTON Lights, SALEM Lights and CAMEL Lights, in Illinois, for personal consumption, between the first date that defendants sold DORAL Lights, WINSTON Lights, SALEM Lights and CAMEL Lights through the date the court certifies this suit as a class action...” On June 6, 2003, RJR Tobacco filed a motion to stay the case pending Philip Morris’ appeal of the Price v. Philip Morris case, which is discussed below. On July 11, 2003, the judge denied the motion, and RJR Tobacco appealed to the Illinois Fifth District Court of Appeals. The Court of Appeals denied this motion on October 17, 2003. On October 20, 2003, the trial judge ordered that the case be stayed for 90 days, or pending the result of the Price appeal, which is discussed below. The order stated that a hearing would be held at the end of the 90 days to determine if the stay should be continued. However, on October 24, 2003, a justice on the Illinois Supreme Court ordered an emergency stay of all proceedings pending review by the entire Illinois Supreme Court of RJR Tobacco’s emergency stay/supremacy order request filed on October 15, 2003. On November 5, 2003, the Illinois Supreme Court granted RJR Tobacco’s motion for a stay pending the court’s final appeal decision in Price. This case currently includes both RJR and New RJR Tobacco, as successor to RJR Tobacco, as defendants.

      On December 18, 2001, in Howard v. Brown & Williamson Tobacco Corp., another Madison County, Illinois state court judge certified a class defined as “[a]ll persons who purchased Defendant’s MISTY Lights, GPC Lights, CAPRI Lights and KOOL Lights cigarettes in Illinois for personal consumption, from the first date that Defendant sold MISTY Lights, GPC Lights, CAPRI Lights and KOOL Lights cigarettes in Illinois through this date.” On June 6, 2003, the trial judge issued an order staying all proceedings pending resolution of the Price v. Philip Morris case. The plaintiffs appealed this stay order to the Illinois Fifth District Court of Appeals, which heard oral argument on October 7, 2003. The Court of Appeals has not yet issued a decision in this appeal, and the case remains stayed.

      A “lights” class-action case is pending in the same jurisdiction in Illinois against Philip Morris. Trial of the case against Philip Morris, Price v. Philip Morris, Inc., formerly known as Miles v. Philip Morris, Inc., began on January 21, 2003. On March 21, 2003, the trial judge entered judgment against Philip Morris in the amount of $7.1 billion in compensatory damages and $3 billion in punitive damages to the State of Illinois. Based on Illinois law, the bond required to stay execution of the judgment was set initially at $12 billion. Because of the difficulty of posting a bond of that magnitude, Philip Morris pursued various avenues of relief from the $12 billion bond requirement. On April 14, 2003, the trial judge reduced the amount of bond. He ordered the bond to be secured by $800 million, payable in four equal quarterly installments beginning in September 2003, and a pre-existing $6 billion long-term note to be placed in escrow pending resolution of the case. The plaintiffs appealed the judge’s decision to reduce the amount of the bond. On July 14, 2003, the appeals court ruled that the trial judge exceeded his authority in reducing the bond and ordered the trial judge to reinstate the original bond. On September 16, 2003, the Illinois Supreme Court ordered that the reduced bond be reinstated and agreed to hear Philip Morris’ appeal without need for intermediate appellate court review. The Price case remains in the Illinois Supreme Court. In the event New RJR Tobacco, as successor to RJR Tobacco, loses the Turner or Howard cases, it could face similar bonding difficulties depending upon the amount of damages ordered, if any, which

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

could have a material adverse effect on New RJR Tobacco’s, and consequently RJR’s, results of operations, cash flows or financial condition.

      On December 31, 2003, in Collora v. R. J. Reynolds Tobacco Co., a Missouri state court judge in St. Louis certified a class defined as
“[a]ll persons who purchased Defendants’ CAMEL Lights, CAMEL Special Lights, SALEM Lights and WINSTON Lights cigarettes in Missouri for personal consumption between the first date the Defendants placed their CAMEL Lights, CAMEL Special Lights, SALEM Lights and WINSTON Lights cigarettes into the stream of commerce through the date of this Order.” On January 14, 2004, RJR and RJR Tobacco, the only named defendants, removed this case to the United States District Court for the Eastern District of Missouri. The class filed its motion to remand on February 13, 2004.

      RJR Tobacco, B&W and other cigarette manufacturer defendants settled one class-action suit, Broin v. Phillip Morris, Inc., in October 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by exposure to secondhand smoke in airplane cabins. The settlement agreement required the participating tobacco companies to pay a total of $300 million in three annual $100 million installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also required those companies to pay a total of $49 million for the plaintiffs’ counsel’s fees and expenses. RJR Tobacco’s portion of these payments was approximately $86 million; B&W’s portion of these payments was approximately $57 million. The settlement agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agreed that, in any individual case brought by a class member, the defendant will bear the burden of proof with respect to whether ETS can cause certain specifically enumerated diseases, referred to as “general causation.” With respect to all other issues relating to liability, including whether an individual plaintiff’s disease was caused by his or her exposure to ETS in aircraft cabins, referred to as “specific causation,” the individual plaintiff will have the burden of proof. Florida’s Third District Court of Appeal denied various challenges to this settlement on March 24, 1999, and subsequently denied motions to reconsider. On September 7, 1999, the Florida Supreme Court dismissed all proceedings, and the settlement and judgment became final. The Broin II cases, discussed above, arose out of the settlement of this case.

Governmental Health-Care Cost Recovery Cases

      MSA and Other State Settlement Agreements. In June 1994, the Mississippi attorney general brought an action, Moore v. American Tobacco Co., against various industry members, including RJR Tobacco and B&W. This case was brought on behalf of the state to recover state funds paid for health-care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued RJR Tobacco, B&W and other U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants, including RJR Tobacco and B&W, settled the first four of these cases scheduled for trial — Mississippi, Florida, Texas and Minnesota — by separate agreements between each state and those manufacturers in each case.

      On November 23, 1998, the major U.S. cigarette manufacturers, including RJR Tobacco and B&W, entered into the MSA with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas. The MSA became effective on November 12, 1999, and settled all the health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions and contained releases of various additional present and future claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In the settling jurisdictions, the MSA released RJR Tobacco, B&W, and their affiliates and indemnitees, including RJR, from:

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

      The cash payments made by RJR Tobacco under the MSA and other state settlement agreements were $1.5 billion and $1.4 billion during the six-month periods ended June 30, 2004 and 2003, respectively. RJR Tobacco has recorded, and New RJR Tobacco will record its allocation of settlement charges as products are shipped.

      Set forth below is a table depicting the unadjusted tobacco industry settlement payment schedule under the MSA and other state settlement agreements and related information:

Unadjusted Original Participating Manufacturers’ Settlement Payment Schedule

	2001	2002	2003	2004		2005		2006		2007		2008+

	(Dollars in Millions)
First Four States’ Settlements:[1]
Mississippi Annual Payment	$111	$111	$136		$136		$136		$136		$136		$136
Florida Annual Payment	358	358	440		440		440		440		440		440
Texas Annual Payment	471	471	580		580		580		580		580		580
Minnesota Annual Payment	166	166	204		204		204		204		204		204
Minnesota Initial Payment	243	243	122		—		—		—		—		—
Most Favored Nations Agreement (MS, FL, TX)	1,215	1,215	609		—		—		—		—		—
Remaining States’ Settlement:
Initial Payments[1]	2,546	2,623	2,701		—		—		—		—		—
Annual Payments[1]	4,378	5,691	5,691		7,004		7,004		7,004		7,004		7,126
Additional Annual Payments (through 2017)[1]	—	—	—		—		—		—		—		861
Base Foundation Funding (through 2008)	25	25	25		25		25		25		25		25
Additional Foundation Payments[2]	300	300	300		—		—		—		—		—
Growers’ Trust ($295 — 2009 and 2010)[3]	400	500	500		500		500		500		500		500
Minnesota Blue Cross and Blue Shield	57	57	57		—		—		—		—		—

Total	$10,270	$11,760	$11,365		$8,889		$8,889		$8,889		$8,889		$9,872

RJR Tobacco’s settlement expenses	$2,584	$2,507	$1,925		—		—		—		—		—
RJR Tobacco’s cash payments	$2,393	$2,461	$1,819		—		—		—		—		—
New RJR Tobacco’s expected settlement expenses	—	—	—	$	>2,650	$	>2,650	$	>2,600	$	>2,900	$	>2,950
New RJR Tobacco’s expected cash payments	—	—	—	$	>2,700	$	>2,650	$	>2,650	$	>2,600	$	>2,900

[1]	Subject to adjustments for changes in sales volume, inflation and other factors. All payments are to be allocated among the companies on the basis of relative market share.
[2]	Subject to adjustments for changes in sales volume, inflation and other factors.
[3]	Subject to changes in total domestic cigarette volume of participating manufacturers and inflation. Generally, payment is based on each participating manufacturer’s relative market share.

     The MSA also contains provisions restricting the marketing of cigarettes. Among these provisions are restrictions or prohibitions on the use of cartoon characters, brand-name sponsorships, brand-name non-tobacco products, outdoor and transit brand advertising, payments for product placement, free sampling

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and lobbying. The MSA also required the dissolution of three industry-sponsored research and trade organizations.

      The MSA and other state settlement agreements have materially adversely affected RJR Tobacco’s shipment volumes. RJR believes that these settlement obligations may materially adversely affect the results of operations, cash flows or financial position of RJR and New RJR Tobacco in future periods. The degree of the adverse impact will depend, among other things, on the rate of decline in U.S. cigarette sales in the premium and discount categories, New RJR Tobacco’s share of the domestic premium and discount cigarette categories, and the effect of any resulting cost advantage of manufacturers not subject to the MSA and other state settlement agreements.

      Department of Justice Case. On September 22, 1999, the United States Department of Justice brought an action in the United States District Court for the District of Columbia against various industry members, including RJR Tobacco and B&W. The government sought to recover federal funds expended in providing health-care to smokers who have developed diseases and injuries alleged to be smoking-related, and, in addition, seeks, pursuant to the federal Racketeer Influenced and Corrupt Organizations Act, disgorgement of profits the government contends were earned as a consequence of a RICO racketeering “enterprise.” On December 27, 1999, the defendants filed a motion to dismiss, challenging all counts included in the action brought by the DOJ. On June 6, 2000, the trial court heard oral argument on the motion. On September 28, 2000, Judge Gladys Kessler of the United States District Court for the District of Columbia granted the non-Liggett defendants’ motion to dismiss the plaintiff’s Medical Care Recovery Act claim and Medicare Secondary Payer claim. The court denied the motion with respect to the RICO claims.

      In June 2001, the United States Attorney General assembled a team of three DOJ lawyers to work on a possible settlement of the federal lawsuit. The DOJ lawyers met with representatives of the tobacco industry, including RJR Tobacco and B&W, on July 18, 2001. No settlement was reached.

      On May 23, 2003, Judge Kessler denied the defendants’ first motion for partial summary judgment, which sought legal preclusion of many aspects of the DOJ’s lawsuit regarding advertising, marketing, promotion and warning claims. The court simultaneously granted partial summary judgment for the government on certain affirmative defenses. As of July 16, 2003, the parties have completed briefing on the defendants’ motion for partial reconsideration of the May 23, 2003 order striking certain affirmative defenses, or alternatively for certification for interlocutory appeal pursuant to 28 U.S.C. § 1292(b).

      Each side filed additional summary judgment motions in the fall of 2003. The defendants as a group filed a total of nine additional summary judgment motions. The government filed six additional summary judgment motions, including motions regarding various affirmative defenses (including those affirmative defenses addressing the standard for seeking disgorgement under RICO). Rulings to date on the various motions are as follows:

•	On January 23, 2004, the court granted the government’s motion for partial summary judgment on defendants’ equitable defenses of waiver, equitable estoppel, laches, unclean hands and in pari delicto. Although the order dismissed these particular affirmative defenses, it did not address or limit the evidence that may be introduced regarding the remaining RICO claims nor did it address the applicability of the legal doctrines to issues related to equitable relief should liability be established.

•	On February 2, 2004, Judge Kessler granted the industry’s motion to prevent the government from adding 650 alleged “Racketeering Acts” to the 148 alleged “Racketeering Acts” previously identified by the government.

•	On February 24, 2004, Judge Kessler denied defendants’ motion for partial summary judgment on claims that the defendants advertised, marketed and promoted cigarettes to youth, and fraudulently denied such conduct.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	On March 10, 2004, Judge Kessler granted in part and denied in part plaintiffs’ motion for partial summary judgment regarding certain of defendants’ affirmative defenses. In particular, the court granted plaintiff’s motion regarding defenses based upon the Ex Post Facto clause of the United States Constitution, but denied the motion (without prejudice) regarding defenses to the government’s disgorgement claim based upon the Excessive Fines clause of the United States Constitution and the standard for disgorgement set forth in United States v. Carson.

•	On March 17, 2004, Judge Kessler denied defendants’ motion for summary judgment on the grounds that the government’s RICO claims violate separation of powers.

•	On May 6, 2004, Judge Kessler denied the defendants’ motion for summary judgment on the grounds that there is no reasonable likelihood of future RICO violations.

•	On May 6, 2004, Judge Kessler granted the government’s motion for partial summary judgment regarding certain of the defendants’ affirmative defenses. In particular, the court dismissed defenses to the effect that the government’s claims are prohibited by the Tenth Amendment to the United States Constitution and the Separation of Powers doctrine. The court also ruled that the defendants may be held jointly and severally liable for disgorgement in the event that that remedy is ordered by the court at trial.

•	On May 6, 2004, Judge Kessler denied the government’s motion for partial summary judgment that sought to establish that defendants had caused certain mailings and wire transmissions.

•	On May 21, 2004, Judge Kessler denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim.

•	On June 25, 2004, Judge Kessler granted the defendants the right to seek an immediate appeal of the order that denied the defendants’ motion for partial summary judgment to dismiss the government’s disgorgement claim. On July 15, 2004, the United States Court of Appeals for the District of Columbia Circuit accepted the appeal of Judge Kessler’s disgorgement ruling. The court established the following briefing schedule: initial brief of the appellants is due July 23, 2004; the appellee’s brief is due on August 24, 2004; and the appellants’ reply brief is due on August 31, 2004. Oral argument is scheduled for November 19, 2004.

•	On July 15, 2004, Judge Kessler granted in part the government’s motion for partial summary judgment dismissing certain technical RICO affirmative defenses.

      Trial is scheduled to begin on September 13, 2004.

      Local Government Cases. Some local government entities have filed lawsuits based largely on the same theories and seeking the same relief as the state attorneys general cases. One such case is pending against New RJR Tobacco, as successor to RJR Tobacco, and B&W. On August 8, 2001, in County of Cook v. Philip Morris, Inc., the Circuit Court of Cook County, Illinois, granted the defendants’ motion for judgment on the pleadings based on remoteness grounds and dismissed the plaintiffs’ complaint in its entirety. The plaintiffs appealed to the Illinois Appellate Court, First District, on September 5, 2001. The defendants noticed a cross-appeal on September 17, 2001, from the trial court’s adverse rulings on the defendants’ motions to dismiss on the grounds of MSA release and lack of standing. Oral argument occurred on January 14, 2004, and the parties filed a joint supplemental brief regarding jurisdiction on January 30, 2004. A decision is pending. On November 14, 2003, the plaintiff voluntarily dismissed the complaint in St. Louis County, Missouri v. American Tobacco Co., Inc.

      International Cases. A number of foreign countries have filed suit in state and federal courts in the United States against RJR Tobacco, B&W and other tobacco industry defendants to recover funds for health-care, medical and other assistance paid by those foreign governments to their citizens. In Marshall Islands v. American Tobacco Co., the Republic of the Marshall Islands brought a health-care cost recovery suit against RJR Tobacco, B&W and other cigarette manufacturers. On May 9, 2002, the Supreme Court

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of the Marshall Islands affirmed the dismissal of all claims. In Venezuela v. Philip Morris Cos., Inc., Florida’s Third District Court of Appeal affirmed the trial court’s dismissal on October 1, 2002. On October 28, 2002, Venezuela filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court to review the decision of the Third District Court of Appeal. On June 10, 2003, the Florida Supreme Court declined Venezuela’s petition for review. The court further indicated that it would not entertain a motion for rehearing. In light of the Venezuela decision, on August 25, 2003, the Circuit Court of Miami-Dade County, Florida, granted the defendants’ motion for judgment on the pleadings in two additional cases brought by foreign sovereigns — Republic of Tajikistan v. Brooke Group Ltd., Inc. and State of Tocantins, Brazil v. Brooke Group Ltd., Inc. This most recent ruling led 22 other foreign nations to voluntarily dismiss their cases.

      Of the four international cases currently pending in the United States, one is pending in state court and three are pending in federal court. Two of the three federal court cases are pending before the Judicial Panel on Multi-District Litigation in the United States District Court for the District of Columbia. Two other health-care reimbursement cases are pending outside the United States, one in each of Canada and Israel. Other foreign governments and entities have stated that they are considering filing such actions in the United States.

      On November 12, 1998, the Canadian Province of British Columbia brought a case in British Columbia Provincial Court (federally appointed), similar to the state attorneys general cases discussed above, against RJR Tobacco and certain other Canadian and U.S. tobacco companies and their parent companies, including RJR. This lawsuit depended entirely on legislation enacted in British Columbia that was separately challenged by various Canadian tobacco companies. An agreement was reached with the government in British Columbia to litigate the separate constitutional challenges prior to the health-care cost recovery action. On February 21, 2000, the British Columbia Supreme Court declared the Cost Recovery Act unconstitutional and dismissed the action. This decision was not appealed by the government. On January 24, 2001, the Canadian Province of British Columbia enacted a second and revised statute and brought a second action in the same court. A trial of the constitutionality of the second statute and a claim that the second action be dismissed was heard from November 4 through November 29, 2002. On June 5, 2003, the trial court ruled in favor of the defendants, again finding that the legislation was unconstitutional. The Province appealed this ruling. On May 20, 2004, the Court of Appeal upheld the constitutionality of the legislation. On June 21, 2004, an application was served for leave to appeal to the Supreme Court of Canada. A decision on this application is expected in approximately four months from the date the application for leave to appeal was served. In the meantime, an application to the trial court for a determination of the validity of service ex juris on RJR Tobacco on the basis the legislation is constitutional has been set for hearing on October 11, 2004.

      Pursuant to the terms of the 1999 sale of RJR’s international tobacco business, Japan Tobacco Inc. assumed RJR Tobacco’s liability, if any, in the health-care cost recovery cases brought by foreign countries.

Other Health-Care Cost Recovery and Aggregated Claims Cases.

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

      Union Cases. Numerous trial court judges have dismissed union trust fund cases on remoteness grounds. The first and only union case to go to trial to date was Iron Workers Local No. 17 v. Philip

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Morris, Inc., which was tried in federal court in Ohio. On March 18, 1999, the jury returned a unanimous verdict for the defendants, including RJR Tobacco and B&W. The plaintiffs dismissed their appeal of the verdict.

      Since March 1999, the United States Courts of Appeals for the Second, Third, Fifth, Seventh, Eighth, Ninth, Eleventh and District of Columbia Circuits all have ruled in favor of the tobacco industry in similar union cases. The United States Supreme Court has denied petitions for certiorari filed by unions in cases from the Second, Third, Ninth and District of Columbia Circuits.

      As of July 19, 2004, there were no pending lawsuits by union trust funds against cigarette manufacturers and others.

      Insurance-Related Cases. As of July 19, 2004, one insurance-related case was pending against RJR Tobacco and B&W.

      On June 6, 2001, in Blue Cross and Blue Shield of New Jersey, Inc. v. Philip Morris, Inc., a federal court jury in Brooklyn returned a verdict in favor of RJR Tobacco, B&W and other tobacco defendants on common law fraud and civil RICO claims, but found for the plaintiff, Empire Blue Cross and Blue Shield, referred to as “Empire,” on a claim under a New York state deceptive business practices statute. Empire pursued its claims against the defendants on behalf of itself directly, as well as on behalf of its insureds under a theory of subrogation. The jury verdict on the direct claim was approximately $17.8 million, and the verdict on the subrogated claim was approximately $11.8 million. RJR Tobacco’s portion of these amounts is $6.6 million and $4.4 million, respectively; B&W’s portion of these amounts is $2.8 million and $1.9 million, respectively. The New York statute under which Empire recovered does not provide for punitive damages, but does allow for recovery of reasonable attorneys’ fees. On February 28, 2002, Judge Weinstein awarded the plaintiffs’ counsel approximately $38 million in attorneys’ fees. On July 2, 2002, Judge Weinstein denied the defendants’ renewed motion to dismiss. He also refused to transfer the claims of non-New York plans to their respective states, and continued the stay of those claims, as well as all remaining claims of Blue Cross Blue Shield plans, until final resolution of the Empire case. The defendants, including RJR Tobacco and B&W, appealed to the United States Court of Appeals for the Second Circuit. On September 16, 2003, the Second Circuit:

•	reversed the judgment for Empire on its subrogation claim; and

•	reserved ruling on Empire’s direct claim pending resolution by the New York Court of Appeals of two certified questions:

•	Are claims by a third party payer of health-care costs seeking to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349 too remote to permit suit under that statute?

•	If such an action is not too remote to permit suit, is individualized proof of harm to subscribers required when a third party payer of health-care costs seeks to recover costs of services provided to subscribers as a result of those subscribers being harmed by a defendant’s or defendants’ violation of N.Y. Gen. Bus. Law § 349?

      On October 30, 2003, the New York Court of Appeals agreed to review the two certified questions. Oral argument is scheduled for September 7, 2004.

      Native American Tribes. As of July 19, 2004, one Native American Tribe case remains pending against RJR Tobacco and B&W, Crow Creek Sioux Tribe v. American Tobacco Co., which is pending before a tribal court in South Dakota. On January 25, 2002, in Navajo Nation v. Philip Morris, Inc., the District Court of Navajo Nation granted the defendants’ motion to dismiss conspiracy, deceptive acts and restraint of trade claims. The court refused to dismiss the plaintiffs’ product liability claim. In response, the plaintiffs filed a motion to alter, amend and/or clarify the January 25, 2002 order. On June 3, 2004, the parties stipulated to a dismissal.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      Hospitals. As of July 19, 2004, two cases brought by hospitals were pending against cigarette manufacturers, including RJR Tobacco and B&W: City of St. Louis v. American Tobacco Co., Inc., pending in the Circuit Court of the City of St. Louis, Missouri; and County of McHenry v. Philip Morris, Inc., pending in the Circuit Court of Cook County, Illinois. Trial is scheduled in the City of St. Louis case for June 6, 2005. These cases seek recovery of costs expended by hospitals on behalf of patients who suffer, or have suffered, from illnesses allegedly resulting from the use of cigarettes.

      Taxpayers. On October 2, 2003, in Mason v. American Tobacco Co., the United States Court of Appeals for the Second Circuit affirmed the United States District Court for the Eastern District of New York’s ruling that granted the defendants’ motion to dismiss and denied the plaintiffs’ motion for class certification. On October 16, 2003, the plaintiffs filed a motion for rehearing by the entire Court of Appeals. That motion was denied on December 8, 2003. On March 8, 2004, the plaintiffs asked the United States Supreme Court to review the case. That petition was denied on May 17, 2004. In two other similar cases which have been consolidated for appeal purposes, Anderson v. American Tobacco Co., Inc. and Temple v. R. J. Reynolds Tobacco Co., the United States Court of Appeals for the Sixth Circuit heard oral argument in the plaintiffs’ appeals on April 28, 2004.

MSA-Enforcement and Validity

      As of July 19, 2004, three cases were pending against RJR Tobacco, and one case was pending against B&W concerning the enforcement and validity of the MSA.

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

      In California v. R. J. Reynolds Tobacco Co., the State of California alleged, in the context of the placement of print advertising, that RJR Tobacco is in violation of the prohibition in the MSA against taking any action, “directly or indirectly, to target youth.” In a decision issued on July 12, 2002, the trial judge found that “although youth may not have been directly targeted .... RJR indirectly targeted youth, thereby violating the MSA.” In addition, the judge issued a $20 million fine. RJR Tobacco appealed this ruling to the California Court of Appeal, Fourth Appellate District, which on February 25, 2004, affirmed the trial court’s finding, but reversed as to the amount of the fine and remanded for further proceedings. RJR Tobacco filed a petition for review with the California Supreme Court on April 28, 2004. That petition was denied on June 9, 2004.

      On April 7, 2004, a class action lawsuit, Sanders v. Philip Morris USA, Inc., was filed in the Superior Court of Los Angeles County against RJR, RJR Tobacco, Philip Morris, Altria and B&W. The case was brought on behalf of California residents who purchased cigarettes in California from April 2, 2000 to the present. The plaintiff alleges that the MSA is anticompetitive in that the defendants have used the terms of the MSA to reduce competition and to raise the price of cigarettes. The plaintiff asserts four causes of action:

•	violation of the California Cartwright Act;

•	unfair competition under California Business & Professions Code section 17200;

•	common law unfair competition; and

•	restitution and unjust enrichment.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Before the defendants filed any responses to the complaint, the plaintiff voluntarily dismissed the state court case. On June 9, 2004, the plaintiff filed a new action in the United States District Court for the Northern District of California. The defendants are New RJR Tobacco, as successor to RJR Tobacco, Philip Morris, B&W, Lorillard and Bill Lockyer (in his capacity as the Attorney General for the State of California). As in the now-dismissed state law complaint, the plaintiff complains about alleged anticompetitive portions of the MSA. The plaintiff asserts claims for declaratory and injunctive relief based on preemption and Supremacy Clause grounds (alleging that the MSA supposedly is inconsistent with the federal antitrust laws), for injunctive relief based on claimed violations of the Sherman Act, for damages and injunctive relief based on claimed violations of California’s state antitrust law (the Cartwright Act), for an accounting of profits based on claimed statutory and common law theories of unfair competition, and for restitution based on claimed unjust enrichment. No discovery or other deadlines have been established.

      On March 26, 2004, the Attorney General of Maine wrote B&W, alleging that B&W’s “Kool Mixx” advertising campaign violates the MSA’s prohibitions on youth targeting, placement of tobacco brand names in media and tobacco brand name merchandise. B&W disputes those allegations but has had discussions with the states in an attempt to resolve these claims. On May 7, 2004, the Attorney General of New York, on behalf of himself and 30 other state attorneys general, served a notice of intent to initiate enforcement proceedings over B&W’s Kool Mixx advertising campaign if the states’ claims are not resolved within 30 days from the date of the letter. On May 25, 2004, B&W received a cease and desist letter from the Attorney General of Illinois asking B&W to refrain from distributing purported brand name merchandise and transmitting a “Kool Mixx” DJ competition over the internet. On June 15, 2004, the state of New York filed a request for a fine of $15.4 million and for preliminary and permanent injunctions restricting B&W from carrying out the Kool Mixx program. At a preliminary injunction hearing on June 17, 2004, the court refused to prohibit the Kool Mixx DJ competitions scheduled to take place in New York, but ordered B&W, pending final determination of the State’s motion, to suspend its “House of Menthol” website, eliminate references to Kool Mixx on its toll-free telephone lines, and refrain from using elements of its current Kool Mixx advertising. The state of Maryland filed a similar motion on June 29, 2004.

      On May 27, 2004, the state of Texas filed a motion to enforce B&W’s settlement agreement with that state. The motion alleges that B&W owes the state some $16.4 million dollars in past settlement payments, plus interest, with respect to cigarettes that B&W contract manufactured for Star Tobacco, Inc. The motion also alleges that B&W’s entry into the combination agreement violates a provision of the Texas settlement agreement that requires all parties to the settlement agreement to consent to its assignment. The motion asks the court to award damages, order an accounting, and prohibit B&W from assigning the settlement agreement without the consent of the state. B&W filed a response to the motion on June 21, 2004, and a hearing was held on June 24, 2004. The court has not yet ruled on the merits of the state’s claims.

      On May 28, 2004, a class action lawsuit, Honeycutt v. Philip Morris, USA, Inc., was filed against RJR, RJR Tobacco, Philip Morris, Altria and B&W in Creek County District Court in Oklahoma. The purported class is defined as Oklahoma residents who purchased cigarettes in Oklahoma between June 1, 2000 and the present. The plaintiff alleges that the MSA violates Oklahoma’s Unfair Competition statute and various common laws because it allegedly reduces competition and allegedly causes increased consumer prices. The plaintiff seeks preliminary and permanent injunctive relief, as well as claimed restitutionary relief and damages. On July 19, 2004, the plaintiff voluntarily dismissed the complaint.

      Additionally, on January 6, 2004, in Freedom Holdings, Inc. v. Spitzer, a case in which RJR Tobacco is not a defendant, the United States Court of Appeals for the Second Circuit reversed the dismissal of a complaint asserting an antitrust challenge to legislation adopted by the State of New York in furtherance of the MSA and remanded the case for further proceedings. The federal district court heard oral argument on May 24, June 1 and June 2, 2004, on the plaintiff’s motion for preliminary injunction based upon the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

claim that the New York Escrow Statute and Contraband Statutes violate the Sherman Act. A decision is pending.

Asbestos Contribution Cases

      As of July 19, 2004, four lawsuits were pending against RJR Tobacco and B&W in which asbestos companies and/or asbestos-related trust funds allege that they “overpaid” claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On May 24, 2001, a Mississippi state court judge dismissed all such claims by Owens-Corning in Estate of Ezell Thomas v. RJR Tobacco Co. Owens-Corning appealed the dismissal to the Mississippi Supreme Court on August 15, 2001, which, on March 18, 2004, affirmed the trial court’s dismissal. In Fibreboard Corp. v. R. J. Reynolds Tobacco Co., a case pending in state court in California, Owens-Corning and Fibreboard asserted the same claims as those asserted in the Mississippi case. Motions to dismiss those claims have been stayed. Most recently, in June 2004, the contribution claims in three separate cases were voluntarily dismissed, leaving the cases pending as to the claims of the individual plaintiffs only. These cases are Kaiser Aluminum & Chemical Corp. v. R.J.R. Tobacco Holdings, Inc., T&N, Ltd., f/k/a T&N v. R. J. Reynolds Tobacco Co. and Gasket Holdings f/k/a Flexitallic Inc. v. RJR Nabisco, Inc.

Antitrust Cases

      A number of tobacco wholesalers, or indirect purchasers, have sued U.S. cigarette manufacturers, including RJR Tobacco and B&W, and RJR Tobacco’s parent company, RJR, in federal and state courts, alleging that cigarette manufacturers combined and conspired to set the price of cigarettes in violation of antitrust statutes and various state unfair business practices statutes. In these cases, the plaintiffs asked the court to certify the lawsuits as class actions on behalf of other persons who purchased cigarettes directly or indirectly from one or more of the defendants. The federal cases against RJR Tobacco and B&W were consolidated and sent by the Judicial Panel on Multi-District Litigation for pretrial proceedings in the United States District Court for the Northern District of Georgia. The court certified a nation-wide class of direct purchasers on January 27, 2001. The court granted the defendants’ motion for summary judgment in the consolidated federal cases on July 11, 2002, and the United States Court of Appeals for the Eleventh Circuit affirmed that decision on September 22, 2003. As of July 19, 2004, all state court cases on behalf of indirect purchasers have been dismissed, except for two cases pending in Kansas and New Mexico. The Kansas court granted class certification on November 15, 2001, while the New Mexico court granted class certification on May 14, 2003.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	nominative fair use; and

•	the first sale doctrine.

      On June 25, 2003, the court granted RJR Tobacco’s motion for summary judgment on Cigarettes Cheaper!’s counterclaim alleging an illegal conspiracy under the Sherman Antitrust Act, but denied the motion with respect to the counterclaims alleging price discrimination under the Robinson-Patman Act. Trial on RJR Tobacco’s trademark claims and the remaining antitrust counterclaims began on January 12, 2004. The court declared a mistrial on January 13, 2004 because of an inappropriate opening statement by Cigarettes Cheaper!’s counsel. On January 21, the court issued a Rule to Show Cause why opposing counsel “should not be assessed with the fees and costs associated with the mistrial declared by virtue of his improper opening statement.” The court granted RJR Tobacco’s motion for fees and costs on April 22, 2004. The court then severed the trademark claims from the antitrust claims and set the trial on the trademark claims for April 26, 2004. The court also granted RJR Tobacco’s motion for leave to file a motion for summary judgment that would dispose of Cigarettes Cheaper!’s antitrust counterclaim. The summary judgment motion now is fully briefed. The parties tried RJR Tobacco’s trademark claims on April 25, 2004, and on May 5, 2004 the jury returned a verdict in favor of RJR Tobacco on all counts in the amount of $3.5 million. On July 19, 2004, RJR Tobacco’s motion for summary judgment on the Robinson-Patman claim was denied. Trial has been set for September 8, 2004.

      On February 16, 2000, a class-action complaint, DeLoach v. Philip Morris Cos., Inc., was brought against RJR Tobacco, B&W and other cigarette manufacturers and others, in the United States District Court for the District of Columbia on behalf of a putative class of all tobacco growers and tobacco allotment holders. The plaintiffs assert that the defendants, including Philip Morris, RJR Tobacco, B&W and Lorillard, engaged in bid-rigging of American burley and flue-cured tobacco auctions beginning at least by 1996 and continuing to present. The defendants’ actions are alleged to have held the auction prices of tobacco at artificially low prices resulting in damage to tobacco growers and allotment holders. In addition, the plaintiffs allege that the defendants have engaged in a conspiracy to force the elimination or destruction of the federal government’s tobacco quota and price support program through an alleged illegal group boycott. On October 9, 2000, the defendants filed a motion to dismiss the second amended complaint and a motion to transfer venue to the United States District Court for the Middle District of North Carolina. On November 30, 2000, the court granted the motion to transfer the case. On December 20, 2000, the plaintiffs moved to amend the complaint to add the leaf-buying companies Dimon, Universal Leaf and Standard Commercial as the defendants, which motion was allowed. The plaintiffs’ motion to certify the class was granted on April 3, 2002. On April 16, 2002, RJR Tobacco and the other defendants petitioned the United States Court of Appeals for the Fourth Circuit to review the class certification ruling. On June 12, 2002, the Fourth Circuit declined to review the class certification ruling, and on July 8, 2002, the court denied a petition for rehearing. In May 2003, the plaintiffs reached a settlement with all the defendants, including B&W, except RJR Tobacco. The settlement was approved by Judge Osteen on October 1, 2003. The settling defendants agreed to pay $210 million to the plaintiffs, of which B&W’s share was $23 million, to pay the plaintiffs’ attorneys’ fees as set by the court, where B&W’s share was 13%, and to purchase a minimum amount of U.S. leaf for ten years, expressed as both a percentage of domestic requirements, with 35% for B&W, and as a minimum number of pounds per year, with 55 million pounds for B&W. On December 19, 2003, the court set the plaintiffs’ attorneys’ fees at $75.3 million. B&W’s 13% share of this amount is $9.8 million.

      The case continued against RJR Tobacco. On April 22, 2004, when the trial began, the parties settled the case. Under the settlement, RJR Tobacco has paid $33 million into a settlement fund, which after deductions for attorney’s fees and administrative costs, will be distributed to the class pending Judge Osteen’s final settlement approval. This amount was recorded in selling, general and administrative expense in RJR’s condensed consolidated statement of income for the six months ended June 30, 2004. New RJR Tobacco, as successor to RJR Tobacco, also agreed to purchase annually a minimum of 90 million pounds of domestic green leaf flue cured and burley tobacco combined for the next 10 years, beginning with the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2004 crop year. The court has given the settlement preliminary approval, and has scheduled a final fairness hearing for August 31, 2004. The defendants, Philip Morris USA and Lorillard Tobacco Corp., filed motions seeking to reduce the amount of their respective leaf-purchase commitments under their separate settlement agreement with the plaintiffs, contending that RJR Tobacco’s settlement triggered a most-favored-nations clause in their agreements. The court denied those motions on May 27, 2004. On July 2, 2004, Philip Morris and Lorillard appealed to the United States Court of Appeals for the Fourth Circuit.

      On December 4, 2002, in Leslie H. Dial Ent., Inc. v. R. J. Reynolds Tobacco Co., Leslie H. Dial Enterprises, Inc., referred to as Dial, sued RJR Tobacco, Wal-Mart Stores, Inc. and Sam’s Club in the United States District Court for the District of South Carolina. The suit alleged that RJR Tobacco violated the Robinson-Patman Act by “refusing to allow” Dial, the operator of four small grocery stores, to participate in RJR Tobacco promotional programs and by not making RJR Tobacco promotional programs available to Dial on terms proportionately equal to those offered other retailers. The suit also alleged that RJR Tobacco conspired with Wal-Mart Stores and Sam’s Club to reduce competition in the sale of cigarettes, in violation of Section I of the Sherman Act and South Carolina civil conspiracy law. In addition, the complaint charged that RJR Tobacco violated the South Carolina Unfair Trade Practices Act by denying promotional services and facilities to Dial that were offered to other retailers. The suit sought unspecified damages. On September 3, 2003, the court granted the plaintiff’s motion to file an amended complaint, which named Sam’s East, Inc. as a defendant. Discovery was underway when an agreement in principle settling the litigation was reached. On March 31, 2004, the court issued an order dismissing the litigation without costs and without prejudice. The settlement was consummated on May 28, 2004, on terms favorable to RJR Tobacco. As part of the settlement, the parties stipulated that the case was to be dismissed with prejudice. The stipulation was filed with the court on May 28, 2004.

      On January 31, 2003, in Smith Wholesale Co., Inc. v. R. J. Reynolds Tobacco Co., Smith Wholesale filed a complaint against RJR Tobacco under the federal antitrust laws in the United States District Court for the Eastern District of Tennessee in connection with RJR Tobacco’s termination of its distribution agreement with RJR Tobacco. That same day, Smith Wholesale moved for an order to prevent RJR Tobacco from terminating the agreement. The court granted Smith Wholesale’s motion on February 7, 2003, and required RJR Tobacco to reinstate Smith Wholesale’s contract. Prior to the court’s order that day, RJR Tobacco terminated its distribution agreement with Rice Wholesale Company, Inc, consistent with the terms of the agreement. On February 18, 2003, Smith Wholesale moved to amend its complaint to add Rice Wholesale as a plaintiff and allege similar claims on behalf of Rice Wholesale, a motion the court immediately granted, and Rice Wholesale filed a motion for a preliminary injunction to prevent RJR Tobacco from terminating it. The court granted Rice Wholesale’s motion on March 4, 2003. RJR Tobacco appealed the court’s February 7, 2003 order on February 11, 2003, and its March 4, 2003 order on March 6, 2003. On April 1, 2003, the United States Court of Appeals for the Sixth Circuit granted RJR Tobacco’s motion to consolidate the appeals. Oral argument occurred on September 12, 2003. A decision is pending.

      In the meantime, on June 10, 2003, nine other wholesalers joined the lawsuit, and ten of the 11 plaintiffs filed another motion for a preliminary injunction, this time asking the federal district court to enjoin RJR Tobacco from implementing amendments to its distribution agreements that were scheduled to become effective on June 30, 2003. A hearing on this motion was held on July 24, 2003, and the district court issued an order granting the motion on August 6, 2003. Prior to issuing its decision, the district court granted the State of Tennessee’s motion to intervene as a plaintiff on July 3, 2003, and the State of Mississippi’s motion to intervene as a plaintiff on July 14, 2003. RJR Tobacco appealed to the United States Court of Appeals for the Sixth Circuit on August 8, 2003. Briefing is complete and oral argument has been set for August 5, 2004. On September 24, 2003, the district court granted RJR Tobacco’s emergency motion for a stay of the August 6, 2003 order, pending RJR Tobacco’s appeal. Plaintiffs subsequently filed a fourth amended complaint to add nine new plaintiffs, and a fifth amended complaint

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to add two additional plaintiffs, bringing the total of private plaintiffs to 22; however, two plaintiffs have requested leave to withdraw from the litigation. No order in response to that request has yet been issued. Fact discovery closed on August 3, 2004. Expert discovery is to be completed by September 15, 2004. Trial is set to begin on November 30, 2004.

      On May 13, 2004, in Qureshi v. R.J. Reynolds Tobacco Holdings, Inc., Nasir-Uddin M. Qureshi, the owner of Royal Smoker Tobacco and president of K. N. Tobacco Corporation, filed a lawsuit against RJR, RJR Tobacco and others in the United States District Court for the Eastern District of Michigan. The plaintiff alleges that he was denied participation in RJR Tobacco pricing promotions in violation of the Robinson-Patman Act and state laws relating to discrimination on the basis of national origin. The plaintiff also claims that RJR Tobacco allegedly refused payment on his coupons without cause. The suit seeks in excess of $100,000 in damages. The plaintiff has voluntarily dismissed all the defendants except RJR Tobacco. Additionally, the plaintiff has dismissed the state law discrimination claims in the complaint.

      On May 24, 2004, RJR Tobacco was served with a class action lawsuit, Genesee Vending, Inc. v. R. J. Reynolds Tobacco Co., which was filed in the United States District Court for the Eastern District of Michigan by Genesee Vending, Inc. and other cigarette vending companies. The plaintiff alleges that they were denied participation in RJR Tobacco pricing promotions in violation of the Robinson-Patman Act. The suit seeks unspecified damages and a jury trial. The complaint also requests an injunction against RJR Tobacco prohibiting it from paying promotional benefits and buy downs to any retailers. On July 2, 2004, RJR Tobacco filed its motion to dismiss. A decision is pending.

Other Litigation and Developments

      On December 10, 2003, the Attorney General of Vermont issued a civil subpoena duces tecum to RJR Tobacco, asserting that he had “reason to believe that R. J. Reynolds Tobacco Company ha[d] engaged in unfair and deceptive acts and practices ... by publishing false or misleading claims about its product, “Eclipse” brand cigarettes, by failing to disclose material facts and/or by otherwise engaging in deceptive or unfair practices in marketing and selling “Eclipse” brand cigarettes.” The Vermont Attorney General indicated that his office was “working cooperatively with the offices of the attorneys general of California, Connecticut, Maine and New York...” On February 2, 2004, RJR Tobacco filed its response to the Vermont subpoena, noting its objections and indicating that, subject to those objections, documents will be produced in response to the subpoena. On February 9, 2004, subpoenas identical to the one issued by Vermont were issued by Connecticut and Maine to RJR Tobacco. The letter accompanying the Connecticut subpoena indicated that the District of Columbia also is involved with this joint investigation. At this time, no lawsuit or enforcement action relating to ECLIPSE has been filed against RJR Tobacco in any of these five states or the District of Columbia. RJR Tobacco has begun the production of documents called for by the Vermont subpoena, which by agreement will satisfy the production demands of the other states, although each state reserves its rights to evaluate the production independently and seek the production of additional materials.

      On July 3, 2003, the Securities and Exchange Commission, referred to as the SEC, issued a subpoena to RJR pursuant to a formal order of investigation of potential violations of the securities laws. The subpoena, and discussions to date with the SEC staff, focus on whether the disclosure of specific amounts of certain expenses of RJR should have been quantified separately rather than aggregated with other expense items. RJR is cooperating with the SEC in a way that protects the company’s rights. On August 14, 2003, the SEC filed, in the United States District Court for the District of Columbia, an application for an order to show cause and an order requiring compliance with the subpoena. On August 29, 2003, RJR filed a motion for a protective order and its opposition to the SEC’s application for an order to show cause. On June 29, 2004 the court issued an order granting in part and denying in part the SEC’s order to show cause and granting in part and denying in part RJR’s motion for protective order. RJR is producing documents to the SEC in compliance with the court’s order. RJR is unable to predict

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the outcome of this investigation or any effects that it may have on its disclosures related to its results of operations.

      On December 22, 1998, Northern Brands International, Inc., referred to as Northern Brands, entered into a plea agreement with the United States Attorney for the Northern District of New York. Northern Brands is a now inactive RJR subsidiary that was part of the business of R. J. Reynolds International B.V., a former Netherlands subsidiary of RJR Tobacco, which was managed by a former affiliate, RJR-MacDonald, Inc., referred to as RJR-MI. On May 12, 1999, RJR-MI was sold to Japan Tobacco Inc. and subsequently changed its name to JTI-MacDonald, Corp. Northern Brands was charged with aiding and abetting certain customers who brought merchandise into the United States “by means of false and fraudulent practices...” It is understood that, at all relevant times over the past several years, JTI-MacDonald, Corp., Japan Tobacco’s international operating company in Canada, cooperated with an investigation conducted by the Royal Canadian Mounted Police, referred to as RCMP, relating to the same events that gave rise to the Northern Brands investigation. On or about February 27, 2003, the RCMP filed criminal charges against and purported to serve summonses on JTI-MacDonald, Corp., Northern Brands, R. J. Reynolds Tobacco International, Inc., referred to as RJR-TI, R. J. Reynolds Tobacco Co. (Puerto Rico), referred to as RJR-PR, and eight individuals associated with RJR-MI and/or RJR-TI during the period January 1, 1991 through December 31, 1996. The charges filed are for alleged fraud and conspiracy to defraud Canada and the Provinces of Ontario and Quebec in connection with the purchase, sale, export, import and/or re-export of cigarettes and/or fine cut tobacco. Although the international business was sold, RJR and RJR Tobacco retained certain liabilities relating to the Northern Brands guilty plea and the RCMP’s investigation of the activities that led to the plea. In October 2003, Northern Brands, RJR-TI and RJR-PR filed an application challenging both the propriety of the service of the summons on each of them as well as the jurisdiction of the Canadian court over each of them. A hearing on the application was held in December 2003. On February 9, 2004, the Superior Court of Justice, Ontario, Canada, ruled in favor of these companies and granted their application. The Canadian government filed a notice of appeal from that ruling on February 18, 2004.

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

      Over the past few years, several lawsuits have been filed against RJR Tobacco and its affiliates and, in certain cases, against other cigarette manufacturers, including B&W, by the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, as well as by Ecuador, Belize, Honduras, Canada and various Departments of the Republic of Colombia. These suits contend that RJR Tobacco and other tobacco companies in the United States may be held responsible under the federal RICO statute, the common law and other legal theories for taxes and duties allegedly unpaid as a result of cigarette smuggling. Each of these actions discussed below, seeks compensatory, punitive and treble damages.

      On July 17, 2001, the action brought by the European Community was dismissed by the United States District Court for the Eastern District of New York. However, the European Community and its member states filed a similar complaint in the same jurisdiction on August 6, 2001. On October 25, 2001, the court denied the European Community’s request of August 10, 2001, to reinstate its original complaint. On November 9, 2001, the European Community and the ten member states amended their complaint filed on August 6, 2001, to change the name of the defendant Nabisco Group Holdings Corp. to RJR Acquisition Corp. RJR Tobacco and the other defendants filed motions to dismiss that complaint on November 14, 2001, and the court heard oral argument on those motions on January 11, 2002. On

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

February 25, 2002, the court granted the defendants’ motion to dismiss the complaint and, on March 25, 2002, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, the European Community and its member states petitioned the United States Supreme Court for a writ of certiorari. On June 17, 2004, RJR and the other defendants filed a brief opposing the petition and the European Community and member states filed a reply brief on June 29, 2004.

      On October 30, 2002, the European Community and the following ten member states, Belgium, Finland, France, Greece, Germany, Italy, Luxembourg, the Netherlands, Portugal and Spain, filed a third complaint against RJR, RJR Tobacco and several currently and formerly related companies in the United States District Court for the Eastern District of New York. The complaint, which contains many of the same or similar allegations found in two earlier complaints that were previously dismissed by the same court, alleges that the defendants, together with certain identified and unidentified persons, including organized crime organizations and drug cartels, engaged in money laundering and other conduct for which they should be accountable to the plaintiffs under civil RICO and a variety of common law claims. The complaint also alleges that the defendants manufactured cigarettes, which were eventually sold in Iraq in violation of U.S. sanctions against such sales. The plaintiffs are seeking unspecified actual damages, to be trebled, costs, reasonable attorneys’ fees and injunctive relief under their RICO claims, and unspecified compensatory and punitive damages, and injunctive and equitable relief under their common law claims. On April 1, 2004, the plaintiffs filed an amended complaint. The amended complaint does not change the substance of the claims alleged, but primarily makes typographical and grammatical changes to the allegations contained in the original complaint and adds to the description of injuries alleged in the original complaint. This matter remains pending.

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

      RJR Tobacco, B&W and the other defendants filed motions to dismiss the actions brought by Ecuador, Belize and Honduras in the United States District Court for the Southern District of Florida. These motions were granted on February 26, 2002, and the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit on March 26, 2002. The Eleventh Circuit heard oral argument on December 10, 2002. On August 14, 2003, the Eleventh Circuit announced its decision affirming the dismissal of the case. On November 5, 2003, Ecuador, Belize and Honduras filed a petition for a writ of certiorari requesting the United States Supreme Court to review the decision of the Eleventh Circuit. The court denied the petition on January 12, 2004. B&W and the other defendants filed motions to dismiss a similar action brought by Amazonas and other departments of Colombia in the United States District for the Eastern District of New York. These motions were granted on February 19, 2002, and plaintiffs appealed to the United States Court of Appeals for the Second Circuit. The Second Circuit affirmed the dismissal on January 14, 2004. On April 13, 2004, Amazonas and other departments of Columbia petitioned the United States Supreme Court for a writ of certiorari.

      RJR Tobacco has been served in two reparations actions brought by descendants of slaves. The plaintiffs in these actions claim that the defendants, including RJR Tobacco, profited from the use of slave labor. These two actions have been transferred to Judge Norgle in the Northern District of Illinois by the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Judicial Panel on Multi-District Litigation for coordinated or consolidated pretrial proceedings with other reparation actions. Seven additional cases were originally filed in California, Illinois and New York. RJR Tobacco is a named defendant in only one of these additional cases, but it has not been served. The action in which RJR Tobacco is named but has not been served was conditionally transferred to the Northern District of Illinois on January 7, 2003, but the plaintiffs contested that transfer, and the Judicial Panel on Multi-District Litigation has not yet issued a final ruling on the transfer. The plaintiffs filed a consolidated complaint on June 17, 2003. On July 18, 2003, the defendants moved to dismiss the plaintiff’s complaint. That motion was granted on January 26, 2004, although the court granted the plaintiffs leave within which to file an amended complaint, which they did on April 5, 2004. In addition, several plaintiffs have attempted to appeal the trial court’s January 26, 2004 dismissal to the United States Court of Appeals for the Seventh Circuit. Because the dismissal was not a final order, that appeal was dismissed. All the defendants moved to dismiss the amended complaint that had been filed on April 5, 2004. A decision is pending.

      On June 8, 2001, the Attorney General of the State of California filed a lawsuit against RJR Tobacco in California state court alleging that RJR Tobacco violated California state law by distributing free cigarettes and free coupons for discounts on cigarettes on “public grounds,” even though the promotions occurred within an “adult-only facility” at a race track and certain festivals. RJR Tobacco answered the complaint on July 19, 2001, asserting that its promotions complied with all laws, including California state law and that this California state law is preempted by the Federal Cigarette Labeling and Advertising Act. On March 29, 2002, the court ruled that RJR Tobacco’s distribution of free cigarettes violated the law, but the distribution of free coupons for discounts on cigarettes did not. On April 29, 2002 the judge assessed a civil fine against RJR Tobacco of $14.8 million. On October 30, 2003, the California Court of Appeal, Second Appellate District, affirmed the trial court’s decision. On December 8, 2003, RJR Tobacco filed its petition for review with the California Supreme Court. On January 28, 2004, the California Supreme Court agreed to review the case. The appeal has been briefed. Oral argument has not been scheduled.

      On May 23, 2001, Star Scientific, Inc., referred to as Star, filed a patent infringement action against RJR Tobacco in the United States District Court for the District of Maryland. The suit alleges infringement of United States Patent No. 6,202,649 entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” On July 30, 2002, Star filed another infringement action against RJR Tobacco in the United States District Court for the District of Maryland alleging infringement of a related patent, United States Patent No. 6,425,401 also entitled “Method of Treating Tobacco to Reduce Nitrosamine Content, and Products Produced Thereby.” RJR Tobacco has filed counterclaims seeking a declaration that the claims of the two Star patents in dispute are invalid, unenforceable and not infringed by RJR Tobacco. The Maryland court consolidated the two cases. No trial date has been set. RJR Tobacco filed six motions for summary judgment on the following issues:

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

      Star filed a motion for summary judgment on claim construction and claim definiteness. On August 28, 2003, the court held a hearing on the pending motions. On September 15, 2003, the court appointed a special master to issue a report and recommendation in connection with five of RJR Tobacco’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

motions (the court did not assign RJR Tobacco’s motion seeking to strike Star’s damage claim) and Star’s motion for claim construction and definiteness. The special master recommended denial of the five RJR Tobacco motions assigned to him because, in his view, there were certain disputed issues of fact that could not be resolved on summary judgment. The special master recommended denial in part and granting in part of Star’s motion on claim construction and definiteness. On March 30, 2004, the court adopted in full the special master’s reports and recommendations in connection with the first four of the five RJR Tobacco motions and Star’s motion, and denied RJR Tobacco’s sixth summary judgment motion (Star’s damage claim). On June 24, 2004, the court adopted in full the special master’s report and recommendation denying RJR Tobacco’s fifth motion for summary judgment (patent unenforceability).

Cautionary Statement Concerning Tobacco-Related Litigation

      Although RJR’s management believes that the loss of any particular pending smoking and health tobacco litigation claim against New RJR Tobacco, as successor to RJR Tobacco, or its affiliates or indemnitees, including B&W, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. Litigation is subject to many uncertainties, and it is not possible to predict the outcome of the litigation pending against New RJR Tobacco, as successor to RJR Tobacco, or its affiliates, including RJR, or indemnitees, including B&W, or to reasonably estimate the amount or range of any possible loss.

      Unfavorable judgments awarding compensatory damages, punitive damages or fines have been returned against RJR Tobacco and B&W in the Engle class-action case, which was reversed by the intermediate appellate court on May 21, 2003 but is now on appeal to the Florida Supreme Court, a small number of individual smoking and health cases, a Broin II flight attendant ETS case and a health-care cost recovery case. In addition, unfavorable judgments have been returned against RJR Tobacco in an MSA enforcement action and a California state law enforcement action. Although New RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and New RJR Tobacco and RJR believe they have a number of valid defenses to all actions, and intend to defend all actions vigorously, it is possible that there could be further adverse developments in these cases, and that additional cases could be decided unfavorably against RJR, New RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W.

      Determinations of liability or adverse rulings in such cases or in similar cases involving other cigarette manufacturers as defendants, even if such judgments are not final, could materially adversely affect the litigation against New RJR Tobacco, as successor to RJR Tobacco, or its affiliates or indemnitees, including B&W, and they could encourage the commencement of additional tobacco-related litigation. In addition, a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking have received wide media attention. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

      Although it is impossible to predict the outcome of such events on pending litigation and the rate new lawsuits are filed against New RJR Tobacco and B&W, a significant increase in litigation or in adverse outcomes for tobacco defendants could have a material adverse effect on any or all of these entities. Moreover, notwithstanding the quality of defenses available to it and its affiliates in litigation matters, it is possible that RJR’s results of operations, cash flows or financial condition could be materially adversely affected by the ultimate outcome of certain pending litigation matters.

ERISA Litigation

      On May 13, 2002, in Tatum v. The R.J.R. Pension Investment Committee of the R. J. Reynolds Tobacco Company Capital Investment Plan, an employee of RJR Tobacco filed a class-action suit in the United States District Court for the Middle District of North Carolina, alleging that the defendants, RJR,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

      Regulations promulgated by the United States Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and likely will continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities. RJR and its subsidiaries monitor their environmental matters and, dependent upon the probability of occurrence and reasonable estimation of cost, accrue or disclose any material liability.

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

      RJR Tobacco was notified by the EPA on June 11, 2000, of its potential liability under CERCLA for a superfund site in Greer, South Carolina. The notice and demand for reimbursement of costs incurred by the EPA were sent to a group of approximately 43 potentially responsible parties, including RJR Tobacco, and involved an aggregate exposure estimated to be approximately $5.1 million. Apportionment among the PRPs was not completed, but RJR Tobacco believes that its apportionment would be immaterial to its results of operations, cash flows or financial condition. The PRPs are a group of companies previously involved as potentially responsible parties in another superfund site. The EPA alleges that some waste

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

from the cleanup of the other site was transported to the site in question. An environmental consultant working on behalf of the PRP group, which includes RJR Tobacco, collected information and technical data about the Greer, South Carolina site. Information was presented to the EPA and the United States Department of Justice concerning the findings of the environmental consultant, technical issues pertaining to the site and the PRP group’s position that it was not the source of the contamination at the site. EPA counsel has made a recommendation that the referral of this matter to the DOJ be withdrawn and informally has advised counsel for the PRP group that no further enforcement action is expected.

      RJR Tobacco is a named defendant in a lawsuit related to an existing superfund site in North Carolina, United States v. AAF-McQuay, Inc., which was filed in United States District Court for the Western District of North Carolina on August 12, 2002. The “Jadco-Hughes” superfund site near Belmont, North Carolina, is land on which a solvent reclamation and disposal business was owned and operated in the 1970s. It was placed on the National Priorities List in 1986. RJR Tobacco, through its former packaging division (now a wholly owned subsidiary known as RJR Packaging, LLC), as a member of a group of 24 previously identified PRPs, executed a waiver of service of summons in this matter. A joint motion of plaintiff and all defendants for an extension of the stay of all proceedings and for an extension of time for all defendants to file answers or responses to the complaint was granted on April 27, 2004. The parties are cooperating to seek a resolution of this matter. The aggregate exposure for the Jadco-Hughes site for all PRPs is presently approximately $9.2 million. Currently, RJR Tobacco’s apportionment among the PRPs of the costs associated with the remediation of the sites is approximately 32%.

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

Other Contingencies

      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, New RJR Tobacco has agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the probability or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against New RJR Tobacco could have an adverse effect on New RJR Tobacco.

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

      In connection with Philip Morris’s acquisition by merger of Nabisco and RJR’s subsequent acquisition by merger of NGH, Philip Morris, Nabisco and NGH entered into a voting and indemnity agreement that generally seeks to allocate tax liabilities ratably based upon NGH’s taxable income and that of Nabisco, as if the parties had been separate taxpayers. If Philip Morris and Nabisco are unable to satisfy their obligations under this agreement, NGH would be responsible for satisfying them.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against:

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

Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of the indemnifiable liabilities, costs and expenses of Japan Tobacco, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and New RJR Tobacco.

      RJR Tobacco and Santa Fe have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. New RJR Tobacco, as successor to RJR Tobacco, and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      As long as RJR’s secured debt rating remains either one level below BBB-by Standard & Poor’s or Baa3 by Moody’s, any fair value that results in a liability position of the interest rate swaps will require full collateralization with cash or securities.

Note 7 — Stockholders’ Equity

				Accumulated
				Other	Unamortized		Total
	Common	Paid-In	Accumulated	Comprehensive	Restricted	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Deficit	Loss	Stock	Stock	Equity	Income

Balance at December 31, 2003	$1	$7,377	$(2,469)	$(462)	$(23)	$(1,367)	$3,057
Net income	—	—	273	—	—	—	273	$273
Minimum pension liability	—	—	—	(1)	—	—	(1)	(1)

Total comprehensive income								$272

Dividends	—	(162)	1	—	—	—	(161)
Stock options exercised	—	11	—	—	—	—	11
Tax benefit on stock benefit plans	—	5	—	—	—	—	5
Restricted stock awarded	—	5	—	—	(5)	—	—
Restricted stock amortization	—	—	—	—	9	—	9
Restricted stock forfeited	—	3	—	—	1	(4)	—
Common stock repurchased	—	—	—	—	—	(8)	(8)

Balance at June 30, 2004	$1	$7,239	$(2,195)	$(463)	$(18)	$(1,379)	$3,185

Note 8 — Segment Information

      As of June 30, 2004, RJR had one reportable operating segment, RJR Tobacco, which is the second largest cigarette manufacturer in the United States. RJR Tobacco’s largest selling cigarette brands, CAMEL, WINSTON, SALEM and DORAL, were four of the top ten best-selling brands of cigarettes in the United States in 2003. Those brands, and its other brands, including VANTAGE, MORE and NOW,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

are manufactured in a variety of styles and marketed in the United States to meet a range of adult smoker preferences.

      The disclosures classified as All Other include the total assets and results of operations of Santa Fe. Santa Fe manufactures and markets cigarettes and other tobacco products under the NATURAL AMERICAN SPIRIT brand. Santa Fe markets its products primarily in the United States, and has a small, but growing, international tobacco business.

      R.J. Reynolds-Gallaher International Sarl, a joint venture created by R.J. Reynolds Tobacco C.V., a wholly owned subsidiary of RJR, and Gallaher Group Plc, manufactures and markets a limited portfolio of American-blend cigarette brands. The joint venture, headquartered in Switzerland, which initially marketed its products in France, Spain, the Canary Islands and Italy, expanded into Andorra and Belgium in 2003 and into Luxembourg, Sweden and Norway in 2004. Its products are manufactured in Austria. RJR Tobacco is licensing REYNOLDS, a new American-blend brand, to the joint venture, and accounts for the investment using the equity method. Segment disclosures related to the joint venture are included in the classification All Other.

      Segment Data:

	For the Three
	Months Ended		For the Six Months
	June 30,		Ended June 30,

	2004	2003	2004	2003

Net sales:
RJR Tobacco	$1,289	$1,370	$2,454	$2,540
All Other	63	61	116	109

Consolidated net sales	$1,352	$1,431	$2,570	$2,649

Operating income:
RJR Tobacco	$268	$141	$498	$270
All Other	21	20	37	34
Corporate expense	(23)	(21)	(48)	(29)

Consolidated operating income	$266	$140	$487	$275

Reconciliation to income before income taxes:
Operating income	$266	$140	$487	$275
Interest and debt expense	21	29	41	65
Interest income	(4)	(7)	(9)	(17)
Other (income) expense	—	1	5	(6)

Income from continuing operations before income taxes	$249	$117	$450	$233

	June 30,	December 31,
	2004	2003

Assets:
RJR Tobacco	$7,137	$7,498
All Other	871	800
Corporate	1,048	1,379

Consolidated assets	$9,056	$9,677

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9 — Condensed Consolidating Financial Statements

      For the periods ended June 30, 2004, separate financial statements and other disclosures have not been presented concerning the guarantors, because such information is not believed to be material to holders of the $1.45 billion guaranteed, secured notes. As of June 30, 2004, the guarantors were direct or indirect, wholly owned subsidiaries of RJR, and had fully and unconditionally guaranteed these notes. Because the guarantees are full and unconditional and joint and several, the following condensed consolidating financial statements include: the accounts and activities of RJR, the issuer of the debt securities; RJR Tobacco, RJR Acquisition Corp., Santa Fe and RJR’s other material subsidiaries, the guarantors; other subsidiaries of RJR and RJR Tobacco that are not guarantors; and elimination adjustments.

      Prior period comparative information has not been reclassified; and accordingly, represents the guarantor subsidiaries as of and during the respective periods.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Income

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Three Months Ended June 30, 2004
Net sales	$—	$1,352	$16	$(16)	$1,352
Cost of products sold	—	810	3	(16)	797
Selling, general and administrative expenses	25	264	9	—	298
Restructuring and asset impairment charges	(1)	(8)	—	—	(9)
Interest and debt expense	21	—	—	—	21
Interest income	(1)	(3)	—	—	(4)
Intercompany interest (income) expense	(2)	2	—	—	—
Other (income) expense, net	2	—	(2)	—	—

Income (loss) from continuing operations before income taxes	(44)	287	6	—	249
Provision for (benefit from) income taxes	(14)	112	1	—	99
Equity income (loss) from subsidiaries	181	8	(1)	(188)	—

Income from continuing operations	151	183	4	(188)	150
Gain on sale of discontinued businesses, net of tax	—	1	—	—	1

Net income	$151	$184	$4	$(188)	$151

For the Three Months Ended June 30, 2003
Net sales	$—	$1,408	$39	$(16)	$1,431
Cost of products sold	—	859	12	(16)	855
Selling, general and administrative expenses	12	383	(14)	—	381
Restructuring and asset impairment charges	8	47	—	—	55
Interest and debt expense	27	2	—	—	29
Interest income	(2)	(4)	(1)	—	(7)
Intercompany interest (income) expense	(2)	20	(18)	—	—
Intercompany dividends	(34)	—	—	34	—
Other (income) expense, net	(1)	—	2	—	1

Income (loss) before income taxes	(8)	101	58	(34)	117
Provision for (benefit from) income taxes	(20)	48	19	—	47
Equity income from subsidiaries	92	37	4	(133)	—

Net income	$104	$90	$43	$(167)	$70

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2004
Net sales	$—	$2,570	$30	$(30)	$2,570
Cost of products sold	—	1,532	6	(30)	1,508
Selling, general and administrative expenses	49	526	18	—	593
Restructuring and asset impairment charges	(1)	(17)	—	—	(18)
Interest and debt expense	41	—	—	—	41
Interest income	(2)	(7)	—	—	(9)
Intercompany interest (income) expense	(4)	4	—	—	—
Other expense, net	5	—	—	—	5

Income (loss) from continuing operations before income taxes	(88)	532	6	—	450
Provision for (benefit from) income taxes	(31)	209	—	—	178
Equity income from subsidiaries	330	11	2	(343)	—

Income from continuing operations	273	334	8	(343)	272
Gain on sale of discontinued businesses, net of tax	—	1	—	—	1

Net income	$273	$335	$8	$(343)	$273

For the Six Months Ended June 30, 2003
Net sales	$—	$2,649	$29	$(29)	$2,649
Cost of products sold	—	1,626	7	(29)	1,604
Selling, general and administrative expenses	21	678	16	—	715
Restructuring and asset impairment charges	8	47	—	—	55
Interest and debt expense	60	5	—	—	65
Interest income	(5)	(12)	—	—	(17)
Intercompany interest (income) expense	(5)	5	—	—	—
Intercompany dividends	(34)	—	—	34	—
Other (income) expense, net	—	(10)	4	—	(6)

Income (loss) before income taxes	(45)	310	2	(34)	233
Provision for (benefit from) income taxes	(33)	126	(1)	—	92
Equity income from subsidiaries	188	6	6	(200)	—

Net income	$176	$190	$9	$(234)	$141

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statements of Cash Flows

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

For the Six Months Ended June 30, 2004
Cash flows from (used in) operating activities	$(44)	$(183)	$17	$—	$(210)

Cash flows from (used in) investing activities:
Capital expenditures	—	(32)	(1)	—	(33)
Distribution from equity investees	—	—	3	—	3
Intercompany notes and interest receivable	12	(75)	(1)	64	—
Purchase of long-term investments	(10)	—	—	—	(10)
Other, net	(13)	—	—	—	(13)

Net cash flows from (used in) investing activities	(11)	(107)	1	64	(53)

Cash flows from (used in) financing activities:
Repurchase of common stock	(8)	—	—	—	(8)
Repayment of long-term debt	(53)	—	—	—	(53)
Dividends paid on common stock	(162)	—	—	—	(162)
Proceeds from exercise of stock options	11	—	—	—	11
Intercompany notes and interest payable	(1)	65	—	(64)	—

Net cash flows from (used in) financing activities	(213)	65	—	(64)	(212)

Net change in cash and cash equivalents	(268)	(225)	18	—	(475)
Cash and cash equivalents at beginning of period	386	1,104	33	—	1,523

Cash and cash equivalents at end of period	$118	$879	$51	$—	$1,048

For the Six Months Ended June 30, 2003
Cash flows from (used in) operating activities	$36	$87	$12	$(289)	$(154)

Cash flows from (used in) investing activities:
Capital expenditures	—	(22)	—	—	(22)
Acquisition, net of cash acquired	—	(9)	—	—	(9)
Purchases of short-term investments	(3)	(1)	—	—	(4)
Proceeds from short-term investments	304	92	—	—	396
Investments in equity investees	—	—	(20)	—	(20)
Proceeds from the sale of business	—	6	—	—	6
Intercompany notes and interest receivable	(15)	70	2	(57)	—

Net cash flows from (used in) investing activities	286	136	(18)	(57)	347

Cash flows from (used in) financing activities:
Repurchase of common stock	(72)	—	—	—	(72)
Dividends paid on common stock	(162)	(289)	—	289	(162)
Repayment of long-term debt	(550)	—	—	—	(550)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany notes and interest payable	109	(187)	21	57	—

Net cash flows from (used in) financing activities	(674)	(476)	21	346	(783)

Net change in cash and cash equivalents	(352)	(253)	15	—	(590)
Cash and cash equivalents at beginning of period	463	1,112	9	—	1,584

Cash and cash equivalents at end of period	$111	$859	$24	$—	$994

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets

(Dollars in Millions)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

June 30, 2004
Assets
Cash and cash equivalents	$118	$879	$51	$—	$1,048
Short-term investments	108	—	—	—	108
Assets held for sale	—	95	—	—	95
Other current assets	30	1,745	10	(262)	1,523
Trademarks, net	—	1,759	—	—	1,759
Goodwill	—	3,288	—	—	3,288
Intercompany notes and interest receivable	374	3,395	14	(3,783)	—
Investment in subsidiaries	5,151	52	4	(5,207)	—
Other noncurrent assets	122	1,061	53	(1)	1,235

Total assets	$5,903	$12,274	$132	$(9,253)	$9,056

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	—	10	—	—	$10
Tobacco settlement and related accruals	—	1,117	—	—	1,117
Other current liabilities	446	773	24	(262)	981
Intercompany notes and interest payable	380	3,352	51	(3,783)	—
Long-term debt (less current maturities)	1,634	—	—	—	1,634
Other noncurrent liabilities	258	1,859	13	(1)	2,129
Stockholders’ equity	3,185	5,163	44	(5,207)	3,185

Total liabilities and stockholders’ equity	$5,903	$12,274	$132	$(9,253)	$9,056

December 31, 2003
Assets
Cash and cash equivalents	$386	$1,104	$33	$—	$1,523
Short-term investments	107	—	—	—	107
Assets held for sale	—	84	—	—	84
Other current assets	60	1,913	7	(363)	1,617
Trademarks, net	—	1,759	—	—	1,759
Goodwill	—	3,292	—	—	3,292
Intercompany notes and interest receivable	386	3,320	13	(3,719)	—
Investment in subsidiaries	4,798	44	19	(4,861)	—
Other noncurrent assets	143	1,098	58	(4)	1,295

Total assets	$5,880	$12,614	$130	$(8,947)	$9,677

Liabilities and stockholders’ equity
Liabilities related to assets held for sale	$—	$10	$—	$—	$10
Tobacco settlement and related accruals	—	1,629	—	—	1,629
Other current liabilities	545	1,027	17	(363)	1,226
Intercompany notes and interest payable	381	3,287	51	(3,719)	—
Long-term debt (less current maturities)	1,671	—	—	—	1,671
Other noncurrent liabilities	226	1,850	12	(4)	2,084
Stockholders’ equity	3,057	4,811	50	(4,861)	3,057

Total liabilities and stockholders’ equity	$5,880	$12,614	$130	$(8,947)	$9,677

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10 — Subsequent Business Combination Transactions

      On July 30, 2004, RJR completed its acquisition and combination of the U.S. assets, liabilities and operations of Brown & Williamson Tobacco Corporation, referred to as B&W, a subsidiary of British American Tobacco p.l.c., referred to as BAT, with RJR Tobacco. The combination transactions were accomplished through a new publicly traded holding company, Reynolds American Inc., referred to as RAI, with approximately 148 million shares outstanding, to hold the combined businesses.

      RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. As of January 20, 2004, RJR and B&W each had paid $6,500 to acquire a 50% ownership in RAI, and each had contributed additional capital of $195,500.

      Coincident with completion of the combination transactions, B&W contributed a number of previously held shares to RAI, sufficient to reduce its ownership to approximately 42% of RAI’s common stock outstanding at the closing. The shares of RAI previously owned by RJR were cancelled, eliminating RJR’s 50% ownership of RAI. Previous RJR stockholders were issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of B&W by RJR for financial accounting purposes.

      As part of the combination transactions, B&W, along with its U.S. operations, transferred approximately $600 million in cash, an amount equal to its pre-closing accrued liabilities under the MSA. The RJR Tobacco and B&W U.S. tobacco operations were combined in an indirect subsidiary of RAI, referred to as New RJR Tobacco, and New RJR Tobacco, and in certain instances, RAI, has agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W has agreed to indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed the cash amount contributed by B&W to RAI at closing in respect of its MSA liabilities.

      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT, the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States.

      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe, a direct, wholly owned subsidiary of RJR and manufacturer and distributor of cigarette and other tobacco products under the NATURAL AMERICAN SPIRIT brand, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent subsidiaries of RAI.

      The headquarters and operations of RAI will be consolidated in Winston-Salem, North Carolina.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Combination

      On July 30, 2004, RJR completed its acquisition and combination of the U.S. assets, liabilities and operations of B&W, a subsidiary of BAT, with RJR Tobacco. The combination transactions were accomplished through a new publicly traded holding company, RAI, with approximately 148 million shares outstanding, to hold the combined businesses.

      RAI was incorporated in the state of North Carolina on January 5, 2004, for the purpose of facilitating the transactions to combine RJR Tobacco with the U.S. cigarette and tobacco business of B&W. As of January 20, 2004, RJR and B&W each had paid $6,500 to acquire a 50% ownership in RAI, and each had contributed additional capital of $195,500.

      Coincident with completion of the combination transactions, B&W contributed a number of previously held shares to RAI, sufficient to reduce its ownership to approximately 42% of RAI’s common stock outstanding at the closing. The shares of RAI previously owned by RJR were cancelled, eliminating RJR’s 50% ownership of RAI. Previous RJR stockholders were issued common shares of RAI in exchange for their existing RJR shares, on a one-for-one basis, resulting in ownership of approximately 58% of RAI’s common stock outstanding at the closing. No indebtedness for borrowed money of B&W was assumed by RAI. The transaction is expected to be tax-free to RJR stockholders, and is being treated as a purchase of B&W by RJR for financial accounting purposes.

      As part of the combination transactions, B&W, along with its U.S. operations, transferred approximately $600 million in cash, an amount equal to its pre-closing accrued liabilities under the MSA. The RJR Tobacco and B&W U.S. tobacco operations were combined in an indirect subsidiary of RAI, referred to as New RJR Tobacco, and New RJR Tobacco, and in certain instances, RAI, has agreed to indemnify B&W and its affiliates for, among other things, all liabilities arising before or after the closing that relate to B&W’s U.S. cigarette and tobacco business. These liabilities include B&W’s historic and future tobacco-related litigation liabilities and all liabilities under the MSA and other state settlement agreements. B&W has agreed to indemnify RAI and its subsidiaries to the extent the pre-closing MSA liabilities paid by RAI exceed the cash amount contributed by B&W to RAI at closing in respect of its MSA liabilities.

      As part of the combination transactions, RAI paid $400 million in cash to acquire from an indirect subsidiary of BAT, the capital stock of Cigarette Manufacturers Supplies Inc., which owns all of the capital stock of Lane Limited. Lane manufactures or distributes cigars, roll-your-own, cigarette and pipe tobacco brands, including DUNHILL and CAPTAIN BLACK tobacco products. BAT will retain the rights to use the BAT trademarks outside the United States.

      As part of the combination transactions, RJR contributed all of the capital stock of Santa Fe, a direct, wholly owned subsidiary of RJR and manufacturer and distributor of cigarette and other tobacco products under the NATURAL AMERICAN SPIRIT brand, to RAI in exchange for shares of Series B Preferred Stock of RAI. Upon completion of the combination transactions, Santa Fe became a direct, wholly owned subsidiary of RAI. Both Santa Fe and Lane operate as independent subsidiaries of RAI.

      The headquarters and operations of RAI will be consolidated in Winston-Salem, North Carolina.

Overview and Initiatives

      The following is a discussion and analysis of RJR’s business, initiatives, critical accounting policies and its consolidated financial condition and results of operations. Forward-looking statements or discussion and analysis for periods after July 30, 2004, relate to New RJR Tobacco, as successor to RJR Tobacco, and RJR as a subsidiary of RAI. Following the overview and discussion of initiatives, the critical accounting policies disclose certain accounting policies that are material to RJR’s results of operations and financial condition for the periods presented in this report. The discussion and analysis of RJR’s results of operations compares the second quarter of 2004 with the second quarter of 2003 and the first six months of 2004 with the first six months of 2003. Disclosures related to liquidity and financial condition complete management’s discussion and analysis. You should read this discussion and analysis of RJR’s consolidated financial condition and results of operations in conjunction with the financial information included in the condensed consolidated financial statements.

      RJR’s operating subsidiaries include New RJR Tobacco, and prior to the completion of the combination transactions, included Santa Fe. RJR’s single reportable operating segment, New RJR Tobacco, is the second largest cigarette manufacturer in the United States. Santa Fe manufactures and market cigarettes and other tobacco products primarily in the United States.

      RJR’s operating subsidiaries primarily conduct business in the highly competitive U.S. cigarette market with a few large manufacturers and many smaller participants. The U.S. cigarette market is believed to be a mature market, and overall consumer demand is expected to decline over time. Trade inventory adjustments may result in short-term changes in demand for its operating subsidiaries’ products if, and when, wholesale and retail tobacco distributors adjust the timing of their purchases of product to manage their inventory levels. However, RJR believes it is not appropriate for it to speculate on external factors that may impact the purchasing decision of the wholesale and retail tobacco distributors.

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

      RJR’s operating subsidiaries are committed to building and maintaining a portfolio of strong brands. Their marketing programs are designed to strengthen the brands’ image, build brand awareness and loyalty, and attract adult smokers of competing brands. RJR Tobacco previously repositioned or introduced brand styles and line extensions designed to build the brands’ equity and attract adult smokers of competitive brands, but there can be no assurance that such efforts will be successful.

      In addition to building strong brand equity, RJR Tobacco’s marketing approach has utilized a retail pricing strategy, including discounting at retail, to defend its brands’ shares of market against competitive pricing pressure. Competitive discounting has increased significantly as a result of higher state excise taxes and the growth of deep-discount brands. Deep-discount brands are brands marketed by manufacturers that are not original participants in the MSA, and accordingly, do not have cost structures burdened with MSA payments to the same extent as the original participating manufacturers.

      During 2002, RJR implemented a restructuring plan in an effort to streamline its cost structure and improve long-term earnings. The restructuring plan included workforce reductions, which were substantially completed as of June 30, 2004, and the reclassification of certain non-tobacco businesses as held-for-sale.

      In April 2003, in response to continuing challenges of an intensely competitive environment, RJR announced initiatives to fundamentally rethink RJR Tobacco’s approach to the marketplace and realign the cost structures of RJR Tobacco and RJR. These initiatives included (1) a new brand-portfolio strategy focused on its two premium growth brands to optimize profitability and (2) significant cost reductions. Certain of these initiatives resulted in restructuring and impairment charges in 2003, and are expected to result in additional charges through 2004. Additionally, during the fourth quarter of 2003, RJR Tobacco reevaluated its practices related to replacement of merchandising fixtures and transferred ownership to the cigarette retailers. For more information about these initiatives, related costs and savings, see “— Results of Operations.”

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

      New RJR Tobacco’s pension expense in 2004 is expected to be within a range of $75 million to $85 million, including a reversal of $4 million related to the 2003 restructuring service costs. RJR’s pension expense in 2003 was $173 million, including $87 million related to service costs as a result of the 2003 workforce reduction. Pension expense in 2004 has benefited from a more favorable actual return on plan assets in 2003 compared with the expected return on plan assets, which has been partially offset by the expected decrease in discount rate to 6.15% from 6.5%. RJR contributed $112 million to its pension plans during the first six months of 2004, and expects to contribute an additional $4 million in 2004 to fund its pension plans.

Critical Accounting Policies

      U.S. generally accepted accounting principles require estimates and assumptions to be made that affect the reported amounts in RJR’s condensed consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain, and as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding the business operations, financial condition and results of operations of RJR and its subsidiaries, including New RJR Tobacco. New RJR Tobacco will adopt the accounting policies of RJR Tobacco.

Tobacco-Related Litigation

      RJR and New RJR Tobacco disclose information concerning tobacco-related litigation for which an unfavorable outcome is other than remote. New RJR Tobacco and its affiliates record their legal expenses and other litigation costs and related administrative costs as selling, general and administrative expenses as those costs are incurred.

      As discussed in note 6 to condensed consolidated financial statements, RJR Tobacco and its affiliates and indemnitees, including B&W, have been named in a number of tobacco-related legal actions, proceedings or claims seeking damages in amounts ranging into the hundreds of millions or even billions of dollars. Unfavorable judgments awarding compensatory damages, punitive damages and/or fines have been returned against RJR Tobacco in the Engle class-action case, reversed by the intermediate appellate court on May 21, 2003, a small number of individual smoking and health cases, a Broin II flight attendant ETS case, a health-care cost recovery case, an MSA enforcement action and a California state law enforcement action. However, New RJR Tobacco believes that it has numerous bases for successful appeals in these cases, and both New RJR Tobacco and RJR believe they have a number of valid defenses to all actions and intend to defend all actions vigorously. RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable. Accordingly, no liability for tobacco-related litigation currently is recorded in RJR’s condensed consolidated financial statements. RJR and New RJR Tobacco will record any loss related to tobacco litigation at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recorded.

      Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could ultimately be decided against New RJR Tobacco or its affiliates, including RJR, and its indemnitees, including B&W. Any unfavorable outcome of such actions could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries.

Settlement Agreements

      As discussed in note 6 to condensed consolidated financial statements, RJR’s operating subsidiaries are participants in the MSA and other state settlement agreements related to governmental health–care cost recovery actions. Their obligations and the related expense charges under the MSA and other settlement agreements are subject to adjustments based upon, among other things, the volume of cigarettes sold by the operating subsidiaries, their relative market share and inflation. Since relative market share is based on cigarette shipments, the best estimate of the allocation of charges under these agreements is recorded in costs of products sold as the products are shipped. Settlement expenses under these MSA and other settlement agreements recorded in the accompanying condensed consolidated statements of income were $940 million and $974 million for the six months ended June 30, 2004 and 2003, respectively, and $1.9 billion in 2003, $2.5 billion in 2002 and $2.6 billion in 2001. New RJR Tobacco estimates that its settlement charges will exceed $2.6 billion in 2004 and each year thereafter, subject to adjustments, including those discussed above. Adjustments to these estimates, which historically have not been significant, are recorded in the period that the change becomes probable and the amount can be reasonably estimated.

Goodwill and Trademarks

      Goodwill and Trademarks are accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of fair value involves considerable estimates and judgment. In particular, the fair value of a reporting unit involves, among other things, developing forecasts of future cash flows, determining an appropriate discount rate and, when goodwill impairment is implied, the determination of the fair values of individual assets and liabilities, including unrecorded intangibles. Although RJR believes it has based its impairment testing and impairment charges on reasonable estimates and assumptions, the use of different estimates and assumptions could result in materially different results.

      A substantial portion of the consideration paid for B&W will be allocated to intangible assets and goodwill, based on management’s reasonable estimates and assumptions. Estimates and assumptions used in a purchase allocation include, among other factors, market estimates of fixed assets and projected income and estimated lives related to intangible assets.

      If the competitive environment worsens, or RJR’s strategic initiatives or combination transactions adversely affect RJR’s financial performance, the fair value of New RJR Tobacco’s goodwill and trademarks could be impaired in future periods.

Restructuring and Asset Impairment Charges

      RJR and RJR Tobacco recorded charges related to workforce reductions, asset impairments and associated exit costs during 2003 and 2002. The workforce reduction charges were recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 88. The calculation of severance pay requires management to estimate the population of employees to be terminated and the timing of their severance from employment. The calculation of benefits charges requires actuarial assumptions including determination of discount rates. See note 2 to condensed consolidated financial statements for more information related to restructuring and asset impairment charges and adjustments.

      These restructuring charges were based on management’s best estimate at the time of the restructuring. The status of the restructuring activities is reviewed on a quarterly basis and any adjustments to the reserve, which could differ materially from previous estimates, would be recorded as adjustments to operating income.

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

Accounting for Returned Goods

      During 2003, RJR Tobacco announced a revision of its policy related to returned goods. Previously, RJR Tobacco accepted all damaged and out-of-code-date products. Under its revised policy, RJR Tobacco accepts only returns of unintentionally damaged products. Reflecting the results of the revised returned goods policy, the returned goods reserve was reduced $96 million during 2003. The change in the returned goods policy resulted in $30 million lower returned goods expense during the quarter ended June 30, 2004, compared with the prior-year quarter, excluding the adjustment of $54 million during the second quarter of 2003. For the six months ended June 30, 2004, returned goods expense was $55 million lower than the prior-year period, excluding the prior-year adjustment of $54 million.

Results of Operations

      The following discussion reflects RJR’s results of operations for the three- and six-month periods ended June 30, 2004 and 2003, prior to the completion of the combination transactions with B&W.

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Net sales[1]	$1,352	$1,431	(5.5)%	$2,570	$2,649	(3.0)%
Cost of products sold[1,2]	797	855	(6.8)%	1,508	1,604	(6.0)%
Selling, general and administrative expenses	298	381	(21.8)%	593	715	(17.1)%
Restructuring and asset impairment charges	(9)	55	NM [3]	(18)	55	NM [3]

Operating income	$266	$140	90.0%	$487	$275	77.1%

[1]	Excludes excise taxes of $399 million and $407 million for the three months ended June 30, 2004 and 2003, respectively, and $770 million and $782 million for the six months ended June 30, 2004 and 2003, respectively.

[2]	Includes settlement expense of $491 million and $512 million for the three months ended June 30, 2004 and 2003, respectively, and $940 million and $974 million for the six months ended June 30, 2004 and 2003, respectively.

[3]	Percent change is not meaningful.

      Net sales for the second quarter of 2004 decreased $79 million from the comparable prior-year quarter, primarily due to $55 million lower overall volume, net of an improved full-price to savings-brand mix. Additionally, returned goods expense during the second quarter of 2004 was $24 million higher than the comparable prior-year quarter, which included a $54 million benefit resulting from the change in the returned goods policy. Net sales decreased $79 million during the first half of 2004 from the comparable prior-year period. Lower volume adversely impacted net sales $90 million, which was partly offset by favorable pricing due to lower marketplace spending.

      Shipment volume in the domestic category for RJR’s operating segments, in billions of units, included:

	Three Months Ended
	June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

RJR Tobacco key brands:
CAMEL exc. Regular	5.6	5.1	9.8	10.6	9.7	9.5
SALEM	2.4	2.5	(3.9)	4.4	4.5	(1.7)
Base WINSTON	3.7	4.1	(10.0)	7.2	7.7	(6.3)
DORAL	4.7	5.6	(14.5)	9.1	11.0	(16.8)
RJR Tobacco total full-price	12.9	13.0	(1.5)	24.5	24.4	0.2
RJR Tobacco total savings	6.8	8.0	(13.6)	13.1	15.7	(16.2)

RJR Tobacco total domestic	19.7	21.0	(6.0)	37.6	40.1	(6.2)
Santa Fe total domestic	0.3	0.3	7.1	0.6	0.6	7.2

RJR total domestic[1]	20.0	21.3	(5.9)	38.2	40.7	(6.0)

Industry[2]:
Full-price	71.3	71.1	0.4	135.2	135.8	(0.4)
Savings	31.0	32.6	(4.9)	59.0	63.2	(6.7)

Industry total domestic	102.3	103.7	(1.3)	194.2	199.0	(2.4)

[1]	Excludes Puerto Rico cigarette volume of 0.2 billion units in each of the second quarters of 2004 and 2003, and 0.5 billion units in each of the six months ended June 30, 2004 and 2003.

[2]	Based on information from Management Science Associates, Inc., referred to as MSAi. These amounts, including the restatement of prior periods, reflect new methodology adopted to better estimate industry volume.

      RJR Tobacco’s total domestic shipment volume declined 6.0% in the second quarter of 2004 from the second quarter of 2003 and 6.2% in the first half of 2004 from the first half of 2003. These decreases reflect the underlying declines in consumption, or retail sales to consumers.

      Shipments in the full-priced tier increased to 65.2% of RJR Tobacco’s total domestic shipments during the second quarter of 2004 as compared with 62.2% in the prior-year quarter. RJR Tobacco’s full-price shipments were 65.1% and 60.9% of total shipments for the six months ended June 30, 2004 and 2003, respectively. Industry full-price shipments as a percentage of total domestic shipments increased to 69.7% from 68.6% in the three months ended June 30, 2004 and 2003, respectively; and to 69.6% from 68.2% in the six months ended June 30, 2004 and 2003, respectively.

      The shares of U.S. retail cigarette sales of RJR’s operating segments as a percentage of total share of U.S. retail cigarette sales according to data1 from Information Resources, Inc./Capstone Research Inc., collectively referred to as IRI, were:

	Three Months Ended

			Share		Share
	June 30,	March 31,	Point	June 30,	Point
	2004	2004	Change	2003	Change

RJR Tobacco key brands:
CAMEL exc. Regular	6.26%	6.04%	.22	5.96%	.30
SALEM	2.58%	2.58%	—	2.54%	.04
Base WINSTON	4.15%	4.13%	.02	4.52%	(.37)
DORAL	5.04%	5.14%	(.10)	5.65%	(.61)
RJR Tobacco total domestic	21.58%	21.53%	.05	22.77%	(1.19)
Santa Fe total domestic	0.32%	0.30%	.02	0.28%	.04

[1]	Retail share of U.S. cigarette sales data is included in this document because it is used by RJR primarily as an indicator of the relative performance of industry participants and brands and market trends. You should not rely on the market share data reported by IRI as being a precise measurement of actual market share because these organizations are not able to effectively track all volume. Moreover, you should be aware that in a product market experiencing overall declining consumption, a particular product can experience increasing market share relative to competing products, yet still be subject to declining consumption volumes.

      In the second quarter of 2004, RJR Tobacco’s full-price share position of 14.18% of the market declined from the second quarter of 2003 at 14.39%. In the second quarter of 2004, the U.S. retail share of market of CAMEL’s filtered styles increased from the prior-year quarter. SALEM gained 0.29 share points since its “Stir the Senses” re-launch in April 2003, gaining 0.04 share points compared with the second quarter of 2003. Base WINSTON and DORAL retail share of market declined in 2004, consistent with RJR Tobacco’s marketing strategy to optimize profitability of those brands over time, through reduced marketing investment.

      Santa Fe’s NATURAL AMERICAN SPIRIT brand continued to deliver higher volume and share in the second quarter of 2004 compared with the comparable 2003 quarter.

      Cost of products sold decreased $58 million in the second quarter of 2004 from the second quarter of 2003, due to $21 million lower MSA costs, lower promotional product cost and lower volume-related manufacturing costs. During the first six months of 2004, cost of products sold decreased $96 million from the prior-year period, primarily due to $34 million lower MSA, lower promotional product cost and lower volume-related manufacturing costs. MSA expenses are expected to remain relatively level through 2006, subject to adjustment for changes in volume and other factors. For more information related to the MSA, see note 6 to condensed consolidated financial statements.

      Selling, general and administrative expenses decreased $83 million from the prior-year quarter, primarily due to lower marketing expense. Selling, general and administrative expenses decreased $122 million during the first half of 2004 compared with the prior-year period, primarily due to lower marketing expense and lower fixture amortization. The comparative decreases also included lower product liability defense costs as discussed below. These decreases were partially offset by a $33 million growers’ settlement in the first quarter of 2004.

      Selling, general and administrative expenses include the costs of litigating and administering product liability claims, as well as other legal expenses. For the quarters ended June 30, 2004 and 2003, RJR Tobacco’s product liability defense costs were $24 million and $42 million, respectively. For the six-month periods ended June 30, 2004 and 2003, RJR Tobacco’s product liability defense costs were $45 million and $79 million, respectively.

      “Product liability” cases generally include smoking and health related cases. In particular, these cases include the following categories of cases listed in the table of cases set forth in “— Litigation Affecting the Cigarette Industry — Overview” in note 6 to condensed consolidated financial statements:

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

      Numerous factors affect the amount of product liability defense costs. The most important factors are the number of cases pending and the number of cases in trial or in preparation for trial (i.e., with active discovery and motions practice). See “— Litigation Affecting the Cigarette Industry — Overview” in note 6 to condensed consolidated financial statements for detailed information regarding the number and type of cases pending, and “— Litigation Affecting the Cigarette Industry — Scheduled Trials” in note 6 to condensed consolidated financial statements for detailed information regarding the number and nature of cases in trial and scheduled for trial through the end of 2004. The decrease in product liability defense costs in the 2004 periods compared with the prior-year periods was primarily due to a decrease in the level of activity in cases in preparation for trial, in trial and on appeal in 2004 periods compared with the prior-year periods.

      New RJR Tobacco expects that the factors described above will continue to have the primary impact on its product liability defense costs in the future. Given the level of activity in cases in preparation for trial, in trial and on appeal and the amount of product liability defense costs incurred by RJR Tobacco over the past three years, RJR Tobacco’s recent experiences in defending its product liability cases and the reasonably anticipated level of activity in New RJR Tobacco’s pending cases and possible new cases, New RJR Tobacco does not expect that the variances in its product liability defense costs will be significantly different than they have been historically. However, it is possible that adverse developments in the factors discussed above, as well as other circumstances beyond the control of New RJR Tobacco, could have a material adverse effect on the financial condition, results of operations or cash flows of RJR or its subsidiaries. Those other circumstances beyond the control of New RJR Tobacco include the results of present and future trials and appeals, and the development of possible new theories of liability by plaintiffs and their counsel.

      Restructuring and asset impairment charges of $1 million and adjustments of $10 million were recorded during the three-month period ended June 30, 2004, which, for the six-month period ended June 30, 2004, resulted in net reversals of $18 million.

2003 Restructuring and Asset Impairment Charges

      The components of the 2003 restructuring and asset impairment charges recorded and utilized through June 30, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charges	$292	$28	$53	$373
Utilized in 2003	(92)	(28)	(52)	(172)

Balance, December 31, 2003	200	—	1	201
Incurred in 2004	—	—	1	1
Utilized in 2004	(44)	—	(2)	(46)
Adjusted in 2004	(17)	—	—	(17)

Balance, June 30, 2004	$139	$—	$—	$139

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

      After examining the results of a pilot program during the first quarter of 2004, it was decided that approximately 750 sales positions that were expected to be outsourced as part of the 2003 restructuring plan would not be eliminated. Accordingly, associated severance, net of related benefits, of $7 million, or $4 million after tax, was reversed from the restructuring charge during the first quarter of 2004. During the second quarter of 2004, $9 million, or $5 million after tax, was reversed from the severance portion of the restructuring charge, reflecting less-than-expected workforce reductions in manufacturing.

      After the adjustments during the first six months of 2004, the workforce reduction will be approximately 24%, or approximately 1,800 full-time employees in operations and corporate functions. As of June 30, 2004, approximately 1,400 personnel have accepted severance agreements. The workforce reduction is expected to be substantially completed during the fourth quarter of 2004.

      The cash portion of the restructuring and asset impairment charges to date is expected to be $241 million, of which $188 million relates to employee severance costs and $53 million relates to exit costs. As of June 30, 2004, $102 million of this amount had been paid. Of the $116 million non-cash portion of the charges, $88 million related to benefit charges and $28 million related to asset impairments. Cost savings related to the 2003 restructuring charges were $96 million during the first six months of 2004, and are expected to be approximately $208 million during 2004 and $274 million on an annualized basis thereafter. In the condensed consolidated balance sheet as of June 30, 2004, $71 million is included in other current liabilities and $68 million is included in other noncurrent liabilities. Additional charges of approximately $2 million are expected to be incurred during 2004 in connection with the 2003 restructuring plan.

2002 Restructuring and Asset Impairment Charges

      The components of the 2002 restructuring and asset impairment charges recorded and utilized through June 30, 2004, were:

	Employee		Contract
	Severance	Asset	Termination/
	and Benefits	Impairment	Exit Costs	Total

Original charge	$102	$115	$7	$224
Utilized in 2002	(44)	(115)	(2)	(161)

Balance, December 31, 2002	58	—	5	63
Utilized in 2003	(27)	—	—	(27)
Adjusted in 2003	(2)	—	(3)	(5)

Balance, December 31, 2003	29	—	2	31
Utilized in 2004	(16)	—	—	(16)
Adjusted in 2004	(2)	—	—	(2)

Balance, June 30, 2004	$11	$—	$2	$13

      In the fourth quarter of 2002, RJR Tobacco recorded a pre-tax restructuring charge of $224 million, $135 million after tax, in response to changing competitive practices within the tobacco industry during the second half of 2002.

      During the first quarter of 2004, RJR Tobacco reversed $2 million employee severance and related benefits due to less-than-expected workforce reductions. As adjusted, the employee severance and benefits relate to approximately 500 full-time workforce reductions in operations support and corporate functions, which were substantially completed as of June 30, 2004.

      The asset impairment resulted from the remeasurement of the non-tobacco businesses at the lower of their carrying value or fair value less cost to sell. The non-tobacco businesses are classified as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets, in accordance with SFAS No. 144. As of June 30, 2004, the carrying amounts of the major classes of assets and liabilities in the disposal group included $12 million of accounts receivable, $41 million of inventories, $42 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. As of December 31, 2003, the carrying amounts of the major classes of assets and liabilities in the disposal group included $13 million of accounts receivable, $31 million of inventories, $40 million of property, plant and equipment and other, and $10 million of accounts payable and accrued liabilities. RJR Tobacco completed the sale of one of the non-tobacco businesses in the second quarter of 2003, and New RJR Tobacco expects to complete the sale of the remaining business during 2004.

      Contract termination and exit costs included certain contract terminations and lease terminations of 15 sales offices. Exit costs also included the separation of the non-tobacco businesses held for sale. During the fourth quarter of 2003, $5 million of the charge was reversed, reflecting less-than-expected workforce reductions and exit costs of field sales offices.

      The cash portion of the 2002 restructuring and asset impairment charges is expected to be $56 million and primarily relates to employee severance costs. As of June 30, 2004, $43 million of this amount had been paid. The $161 million non-cash portion included $44 million related to employee benefits, $115 million related to asset impairments and $2 million related to the write-off of prepaid promotional rights that were terminated. Cost savings related to the 2002 restructuring charges were $28 million during the first six months of 2004, and are expected to be $59 million in 2004. In the condensed consolidated balance sheet as of June 30, 2004, $9 million is included in other current liabilities and $4 million is included in other noncurrent liabilities.

      Interest and debt expense was $21 million and $41 million during the three- and six-month periods ended June 30, 2004, respectively, a decrease of $8 million and $24 million from the respective comparable prior-year periods. The decrease from the prior-year periods is primarily due to a lower debt balance, and to a lesser extent, lower interest rates.

      Interest income was $4 million and $9 million for the three- and six-month periods ended June 30, 2004, respectively, a decrease of $3 million and $8 million from the respective comparable prior-year periods. These decreases were due to lower average cash balances combined with lower interest rates in the current-year periods.

      Other (income) expense, net was $0 million for the second quarter of 2004, compared with expense of $1 million in the prior-year quarter. For the six-month period ended June 30, 2004, other (income) expense, net was expense of $5 million compared with income of $6 million in the prior-year period primarily due to the receipt of $10 million in proceeds from a lease termination in the first quarter of 2003.

      Provision for income taxes was $99 million, or an effective rate of 39.7%, in the second quarter of 2004 compared with $47 million, or an effective rate of 39.4%, in the second quarter of 2003. The provision for income taxes during the first half of 2004 was $178 million, or an effective rate of 39.6%, compared with $92 million, or an effective rate of 39.3%. The effective tax rates exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

      Gain on sale of discontinued businesses was $1 million during the three-and six-month periods ended June 30, 2004 reflecting net settlements related to taxes associated with the 1999 sale of Japan Tobacco Inc.

Liquidity and Financial Condition

Liquidity

      At present, the principal sources of liquidity for RJR’s operating subsidiaries’ businesses and operating needs are internally generated funds from their operations and borrowings through RJR. Cash flows from operating activities are believed to be sufficient for the foreseeable future to enable the operating subsidiaries to meet their obligations under the MSA, to fund their capital expenditures and to make payments to RJR that, combined with RJR’s cash balance, will enable RJR to make its required debt-service payments and to fund RAI. The negative impact, if any, on the sources of liquidity that could result from a decrease in demand for products due to short-term inventory adjustments by wholesale and retail distributors, changes in competitive pricing, or accelerated declines in consumption, cannot be predicted. RJR cannot predict its cash requirements or those of its subsidiaries related to any future settlements or judgments, including cash required to be held in escrow or to bond any appeals, if necessary, and RJR makes no assurance that it or its subsidiaries will be able to meet all of those requirements. Under the class-action settlement agreement with tobacco growers, New RJR Tobacco has agreed to annually purchase a minimum of 90 million combined pounds of domestic green leaf flue cured and burley tobacco in each of the next 10 years, beginning with the 2004 crop year. New RJR Tobacco believes that this commitment, at market prices, will not be incremental to its previously anticipated leaf purchase needs. For further discussion of the tobacco growers’ settlement, see note 6 to condensed consolidated financial statements.

Cash Flows

      Net cash flows used in operating activities were $210 million in the first six months of 2004, compared with $154 million in the first six months of 2003. This change is primarily due to the cash utilization of restructuring charges during 2004, partially offset by higher net income.

      Net cash flows used in investing activities were $53 million in the first six months of 2004, compared with cash flows from investing activities of $347 million in the prior-year period. This change is primarily due to $396 million of proceeds from the sale of short-term investments during the first six months of 2003.

      Net cash flows used in financing activities were $212 million in the first six months of 2004, compared with $783 million in the prior-year period. This change is primarily due to $550 million repayment of long-term debt during the first six months of 2003.

Stock Repurchases

      The following tables summarize stock repurchases from November 1999 through June 30, 2004. These repurchases were made under programs authorized by RJR’s board of directors and funded through cash provided by operating activities and from RJR Acquisition Corp., utilizing the cash proceeds of the NGH acquisition. In April 2003, to increase financial flexibility, RJR indefinitely suspended repurchases under its $1.0 billion repurchase program authorized by the board of directors in February 2002.

      RJR has continued to repurchase shares forfeited with respect to the tax liability associated with certain option exercises and restricted stock vesting under its 1999 Long Term Incentive Plan, referred to as the 1999 LTIP. Shares held by RJR through repurchase, in addition to shares forfeited pursuant to employee stock plans, were included in treasury stock in RJR’s condensed consolidated balance sheets.

Repurchases — 2004	Shares	Cost

		(in millions)
1999 LTIP tax withholding:
January	99,057	$6
February	23,041	1
March	1,174	—
April	4,448	—
May	15	—
June	1,001	—

Total through June 30, 2004	128,736	$7

Cumulative	Period Completed	Shares	Cost

Programs completed	November 1999 to February 2002	21,570,739	$875
$1 billion approved February 6, 2002	Suspended — $530 million remaining	9,187,160	470
1999 LTIP tax withholding	Ongoing	596,224	29

Total as of June 30, 2004		31,354,123	$1,374

Dividends

      On May 5, 2004, RJR’s board of directors declared a quarterly cash dividend of $0.95 per common share. The dividend was payable on July 1, 2004 to stockholders of record as of June 10, 2004. On an annualized basis, the dividend rate is $3.80 per common share.

Capital Expenditures

      RJR Tobacco’s capital expenditures were $33 million for the first six months of 2004 compared with $22 million for the first six months of 2003. New RJR Tobacco plans to spend an additional $60 million to $70 million for capital expenditures during the remainder of 2004, funded primarily by cash flows from operations. These estimated 2004 amounts do not include any capital expenditure that may be incurred to integrate the operations of RJR Tobacco and the U.S. cigarette and tobacco business of B&W. New RJR Tobacco’s capital expenditure program is expected to continue at a level sufficient to support its strategic and operating needs. There were no material long-term commitments for capital expenditures as of June 30, 2004.

Debt

      RJR’s revolving credit facility with a syndicate of banks was amended and restated on July 30, 2004, and has a committed amount of $486 million through January 2007, provided that the guaranteed secured notes due May 15, 2006, in the amount of $500 million, are refinanced on or prior to February 13, 2006. RJR can use the full facility to obtain loans or letters of credit, at its option.

      RJR’s material subsidiaries, including New RJR Tobacco, and its parent, RAI, have guaranteed RJR’s obligations under the revolving credit facility and have pledged all of their assets to secure their obligations under the facility. Moody’s rating of RJR’s guaranteed, secured notes is Ba2, stable outlook, and Standard & Poor’s rating is BB+, negative outlook. Concerns about, or further lowering of, the ratings of RJR’s guaranteed, secured notes by Standard & Poor’s or Moody’s could have an adverse impact on RJR’s ability to access the debt markets. However, given that RJR has significant cash balances, RJR’s management believes that such concerns about, or further lowering of, such ratings would not have a material adverse impact on RJR’s cash flows.

      RJR is not required to maintain compensating balances; however, RJR pays commitment fees of 1.5% per annum of the revolving credit facility committed amount. Borrowings under the revolving credit facility bear interest at rates that vary with the prime rate or LIBOR. The credit facility also limits RJR’s ability to pay dividends, repurchase stock, incur indebtedness, engage in transactions with affiliates, create liens, acquire, sell or dispose of specific assets and engage in specified mergers or consolidations. Under the credit facility, cumulative dividends and share repurchases generally may not exceed the sum of $500 million plus 75% of cumulative adjusted cash net income. At June 30, 2004, RJR had a credit facility committed amount of $531 million and $23 million in letters of credit outstanding under the facility. No borrowings were outstanding, and the remaining $508 million of the facility was available for borrowing.

      RJR has a $30 million uncommitted, unsecured line of credit with one bank. No borrowings were outstanding on this line of credit at June 30, 2004.

      RJR’s $1.45 billion guaranteed, secured notes, unlike RJR’s $142 million of other non-bank debt, are guaranteed by RJR’s material subsidiaries, including New RJR Tobacco, and its parent, RAI. Because RJR and the guarantors have pledged their assets to secure their obligations under the revolving credit facility, as amended and restated, certain of the guarantors, which are considered restricted subsidiaries under the guaranteed, secured notes, also have pledged certain of their assets to secure these notes. Excluded from the pledge to secure these notes are intellectual property, inventory, accounts receivable, cash and certain other assets. Generally, the terms of these notes restrict the issuance of guarantees by subsidiaries, the pledge of collateral, sale/leaseback transactions and the transfer of all or substantially all of the assets of RJR and its subsidiaries.

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

      RJR was in compliance with all covenants and restrictions imposed by its indebtedness at June 30, 2004.

Litigation and Settlements

      Various legal actions, proceedings and claims, including legal actions claiming that lung cancer and other diseases, as well as addiction, have resulted from the use of, or exposure to, RJR’s operating subsidiaries’ products, are pending or may be instituted against New RJR Tobacco or its affiliates, including RJR, or indemnitees, including B&W. In July 2000, a jury in the Florida state court case Engle v. R. J. Reynolds Tobacco Co. rendered a punitive damages verdict in favor of the “Florida class” of plaintiffs of approximately $145 billion, with approximately $36.3 billion being assigned to RJR Tobacco and $17.6 billion being assigned to B&W. RJR Tobacco and the other defendants appealed the verdict. On May 21, 2003, Florida’s Third District Court of Appeal reversed the trial court’s final judgment and remanded the case to the Dade County Circuit Court with instructions to decertify the class and dismiss the individual cases. Plaintiffs filed a motion for rehearing on July 16, 2003. The appellate court denied that motion on September 22, 2003, and issued its mandate on October 8, 2003 (which officially concluded proceedings before that court). The class filed its notice of intent to seek discretionary review by the Florida Supreme Court on October 22, 2003. Although New RJR Tobacco remains confident in its bases for appeal in this case, New RJR Tobacco cannot predict the final outcome of the appellate process. For further discussion of the Engle case and other litigation and legal proceedings pending against RJR or its affiliates or indemnitees, see “— Governmental Activity” and note 6 to condensed consolidated financial statements.

      Even though RJR’s management continues to conclude that the loss of any particular smoking and health tobacco litigation claim against New RJR Tobacco or its affiliates, when viewed on an individual basis, is not probable, the possibility of material losses related to tobacco litigation is more than remote. However, RJR’s management is unable to predict the outcome of such litigation or to reasonably estimate the amount or range of any possible loss. Moreover, notwithstanding the quality of defenses available to it and its affiliates in tobacco-related litigation matters, it is possible that RJR’s financial condition, results of operations or cash flows could be materially adversely affected by the ultimate outcome of certain pending or future litigation matters.

      In November 1998, RJR Tobacco and the other major U.S. cigarette manufacturers, including B&W, entered into the MSA with attorneys general representing most U.S. states, territories and possessions. As described in note 6 to condensed consolidated financial statements, the MSA imposes a stream of future payment obligations on New RJR Tobacco and the other major U.S. cigarette manufacturers and places significant restrictions on their ability to market and sell cigarettes in the future. The cash payments made by RJR Tobacco under the MSA and the other state settlement agreements were $1.5 billion and $1.4 billion during the six-month periods ended June 30, 2004 and 2003, respectively, and were $1.8 billion, $2.5 billion and $2.4 billion in 2003, 2002 and 2001, respectively. New RJR Tobacco estimates these payments, will exceed $2.6 billion in 2004 and each year thereafter. However, these payments will be subject to adjustments for, among other things, the volume of cigarettes sold by New RJR Tobacco, New RJR Tobacco’s market share and inflation. New RJR Tobacco records its allocation of ongoing settlement charges as products are shipped. New RJR Tobacco cannot predict the impact on its business, competitive position or results of operations of the MSA and the other state settlement agreements, the business activity restrictions to which it is subject under these agreements or the price increases that it may be required to make as a result of these agreements.

Governmental Activity

      The marketing, sale, taxation and use of cigarettes have been subject to substantial regulation by government and health officials for many years. Various state governments have adopted or are considering, among other things, legislation and regulations that would:

•	increase their excise taxes on cigarettes;

•	restrict displays and advertising of tobacco products;

•	establish ignition propensity standards for cigarettes;

•	raise the minimum age to possess or purchase tobacco products;

•	require the disclosure of ingredients used in the manufacture of tobacco products;

•	impose restrictions on smoking in public and private areas; and

•	restrict the sale of tobacco products directly to consumers or other unlicensed recipients, including over the Internet.

      In addition, the U.S. Congress is considering or may consider during the remainder of 2004, legislation regarding:

•	further increases in the federal excise tax;

•	amendments to the Federal Cigarette Labeling and Advertising Act to require additional warnings;

•	implementation of a national standard for “fire-safe” cigarettes;

•	regulation of the retail sale of cigarettes over the Internet and in other non-face-to-face retail transactions, such as by mail order and telephone;

•	banning of the delivery of cigarettes by the U.S. Postal Service;

•	regulation of cigarette manufacturing and sale by the U.S. Food and Drug Administration; and

•	changes to the tobacco price support program linked with a buyout of tobacco quotas, possibly resulting in a tax increase to cover the costs associated with compensating quota holders and tobacco growers.

Together with manufacturers’ price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

      Cigarettes are subject to substantial excise taxes in the United States. The federal excise tax per pack of 20 cigarettes is $0.39. All states and the District of Columbia currently impose excise taxes at levels ranging from $.025 per pack in Virginia, where the tax will increase to $0.20 per pack on September 1, to $2.46 per pack in Rhode Island. In 2004, cigarette excise taxes in six states have increased, raising the weighted average state cigarette excise tax to $0.75. Several additional states are expected to increase cigarette taxes before year end.

      In December 2003, the California Environmental Protection Agency Air Resources Board issued a “Proposed Identification of Environmental Tobacco Smoke as a Toxic Air Contaminant” for public review. If environmental tobacco smoke is identified as a “toxic air contaminant,” the Air Resources Board is required to prepare a report assessing the need and appropriate degree of control of environmental tobacco smoke. New RJR Tobacco cannot predict the form any future California regulation may take.

      Several states have enacted or have proposed legislation or regulations that would require cigarette manufacturers to disclose the ingredients used in the manufacture of cigarettes. In September 2003, the Massachusetts Department of Public Health announced its intention to hold public hearings on amendments to its tobacco regulations. The proposed regulations would delete any ingredients-reporting requirement. (The U.S. Court of Appeals for the Second Circuit previously affirmed a ruling that the Massachusetts ingredient-reporting law was unconstitutional.) MDPH has proposed to inaugurate extensive changes to its regulations requiring tobacco companies to report nicotine yield ratings for cigarettes according to methods prescribed by MDPH. Because MDPH withdrew its notice for a public hearing in November 2003, it is impossible to predict the final form any new regulations will take or the effect they will have on the business or results of operations of New RJR Tobacco.

      In June 2000, the New York State legislature passed legislation charging the state’s Office of Fire Prevention and Control with developing standards for “fire-safe” or self-extinguishing cigarettes. On December 31, 2003, OFPC issued a final standard with accompanying regulations that required all cigarettes offered for sale in New York State after June 28, 2004 to achieve specified test results when placed on ten layers of filter paper in controlled laboratory conditions. Certain design and manufacturing changes were necessary for cigarettes manufactured for sale in New York to comply with the standard. There may be an adverse impact on the sale of cigarettes in New York due to reduced consumer acceptance of the changes in cigarettes made necessary to meet the standard. Inventories of cigarettes existing in the wholesale and retail trade as of June 28, 2004 that do not comply with the standard may continue to be sold, provided New York tax stamps have been affixed and such inventories have been purchased in comparable quantities in the same period in the previous year. Similar legislation is being considered in other states. Varying standards from state to state could have an adverse effect on the business or results of operations of New RJR Tobacco.

      A price differential exists between cigarettes manufactured for sale abroad and cigarettes manufactured for U.S. sale. Consequently, a domestic “gray market” has developed in cigarettes manufactured for sale abroad. These cigarettes compete with the cigarettes New RJR Tobacco manufactures for domestic sale. The U.S. federal government and all states, except Massachusetts, have enacted legislation prohibiting the sale and distribution of gray market cigarettes. In addition, RJR Tobacco has taken legal action against certain distributors and retailers who engage in such practices.

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

      Additionally, 34 states have enacted, and several other states are considering, legislation that closes a loophole in the MSA. The loophole allows nonparticipating manufacturers to recover most of the funds from their escrow accounts. To obtain the refunds, the manufacturers must establish that their escrow deposit was greater than the amount the state would have received had the manufacturer been a “subsequent participating manufacturer” under the MSA. NAAG has endorsed adoption of these legislative efforts.

      Finally, three states have enacted “equity assessments” on NPMs’ products, a legislative initiative that has not been endorsed by NAAG. The Alaska legislature has also adopted an equity assessment of NPM products that will be effective if signed into law by the Governor.

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

      Tobacco leaf is an agricultural product subject to U.S. Government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to congressional review and may be changed at any time. Post-MSA cigarette volume declines have dictated significant reductions in tobacco marketing quotas, which in turn have led many farmers to support legislation eliminating the current tobacco quota program with compensation for the lost value of their quotas. Because of the importance of tobacco leaf as a raw material for New RJR Tobacco’s products, substantial changes in the legislative or regulatory environment applicable to tobacco leaf could have a material effect on New RJR Tobacco’s results of operations and cash flows.

      On July 15, 2004, the U.S. Senate approved an amendment to H.R. 4520 that included provisions to fund a “buy-out” of the existing quota holders under the federal tobacco price support program. The funding would be assessed on tobacco manufacturers over a ten-year period, totaling $12 billion. In addition the amendment contained broad regulatory authority for the Food and Drug Administration over all aspects of the tobacco industry. The House-passed version of H.R. 4520 does not include either regulatory or buyout provisions paid for by additional funds from tobacco manufacturers. It does include a “buy-out” funded by existing federal excise tax revenues. Congress is expected to consider the respective versions of this legislation in the fall of 2004. RJR cannot predict the likely outcome of final congressional activity on this legislation.

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

      It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict the effect of new legislation or regulations on RJR Tobacco or the cigarette industry in general, but any new legislation or regulations could have an adverse effect on New RJR Tobacco or the cigarette industry in general.

      For further discussion of litigation and legal proceedings pending against RJR, its affiliates, including New RJR Tobacco, or indemnitees, including B&W, see “— Litigation Affecting the Cigarette Industry,” “— ERISA Litigation” and “— Environmental Matters” in note 6 to condensed consolidated financial statements.

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

      For further discussion of environmental matters, see “— Environmental Matters” in note 6 to condensed consolidated financial statements.

Other Contingencies

      In connection with the business combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W on July 30, 2004, RAI and New RJR Tobacco have agreed to indemnify B&W and its affiliates against any liabilities, costs and expenses incurred by B&W or any of its affiliates arising out of the U.S. cigarette and tobacco business of B&W combined with RJR Tobacco. Although it is impossible to predict the possibility or amount of any such liabilities, costs and expenses, a significant indemnification claim by B&W against either or both of RAI and New RJR Tobacco could have an adverse effect on either or both of RAI and New RJR Tobacco.

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

      In connection with the sale of the international tobacco business to Japan Tobacco Inc. on May 12, 1999, RJR and RJR Tobacco agreed to indemnify Japan Tobacco against:

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

Although it is impossible to predict the outcome of the Northern Brands litigation or the amount of the indemnifiable liabilities, costs and expenses of Japan Tobacco, a significant adverse outcome regarding any of these items could have an adverse effect on either or both of RJR and New RJR Tobacco.

      RJR Tobacco and Santa Fe have entered into agreements to indemnify certain distributors and retailers from liability and related defense costs arising out of the sale or distribution of their products. Additionally, Santa Fe has entered into an agreement to indemnify a supplier from liability and related defense costs arising out of the sale or use of Santa Fe’s products. The cost of such defense indemnification has been, and is expected to be, insignificant. New RJR Tobacco and Santa Fe believe that the indemnified claims are substantially similar in nature and extent to the claims that they are already exposed to by virtue of having manufactured those products.

      For further information related to these guarantees, including probability and estimates of loss, see note 6 to condensed consolidated financial statements.

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

Cautionary Information Regarding Forward-Looking Statements

      Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements regarding RJR’s future performance and financial results inherently are subject to a variety of risks and uncertainties, described in the forward-looking statements. These risks include:

•	the substantial and increasing regulation and taxation of the cigarette industry;

•	various legal actions, proceedings and claims relating to the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes that are pending or may be instituted against RJR or its subsidiaries;

•	the substantial payment obligations and limitations on the advertising and marketing of cigarettes under various litigation settlement agreements;

•	the continuing decline in volume in the domestic cigarette industry;

•	competition from other cigarette manufacturers, including increased promotional activities and the growth of deep-discount brands;

•	the success or failure of new product innovations and acquisitions;

•	the responsiveness of both the trade and consumers to new products and marketing and promotional programs;

•	the ability to realize the benefits and synergies arising from the combination of RJR Tobacco and the U.S. cigarette and tobacco business of B&W;

•	any potential costs or savings associated with realigning the cost structure of RJR and its subsidiaries;

•	the ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	the cost of tobacco leaf and other raw materials and other commodities used in products;

•	the effect of market conditions on the performance of pension assets, foreign currency exchange rate risk, interest rate risk and the return on corporate cash; and

•	the rating of RJR’s securities.

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

      The value-at-risk model is used to statistically measure the maximum fair value, cash flows and earnings loss over one year from adverse changes in interest rates and foreign currency rates. The computation assumes a 95% confidence level under normal market conditions. The actual observed correlation method is used for aggregating value at risk amounts across market risk exposure categories. This model indicates that near-term changes in interest rates and foreign currency rates will not have a material impact on the future earnings, fair values or cash flows, based on the historical movements in interest rates, foreign currency rates and the fair value of market-rate sensitive instruments at June 30, 2004.

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

      For a discussion of the litigation and legal proceedings pending against RJR and its subsidiaries, including New RJR Tobacco, and its indemnitees, including B&W, see note 6 to condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Financial Condition — Litigation and Settlements” and “— Governmental Activity” included in Part I — Financial Information.

Item 4.	Submission of Matters to a Vote of Security Holders

      A special meeting of stockholders of RJR was held on July 28, 2004, in Winston-Salem, North Carolina, at which the adoption of the Business Combination Agreement dated as of October 27, 2003, between RJR and B&W, as subsequently amended, and approval of the related combination transactions was submitted to a vote of the stockholders. The votes regarding the adoption of the Business Combination Agreement and approval of the related combination transactions were as follows:

For	Against	Abstentions

60,646,907	260,764	493,513

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

4.1	Second Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., a Delaware corporation, Reynolds American Inc., a North Carolina corporation, R.J. Reynolds Tobacco Company, a North Carolina corporation, RJR Acquisition Corp., a Delaware corporation, GMB, Inc., a North Carolina corporation, FHS, Inc., a Delaware corporation, R. J. Reynolds Tobacco Co., a Delaware corporation, RJR Packaging, LLC, a Delaware limited liability company, BWT Brands, Inc., a Delaware corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K of Reynolds American Inc., dated August 5, 2004).
4.2	Third Supplemental Indenture, dated as of July 30, 2004, among R.J. Reynolds Tobacco Holdings, Inc., a Delaware corporation, Reynolds American Inc., a North Carolina corporation, R. J. Reynolds Tobacco Company, a North Carolina corporation, RJR Acquisition Corp., a Delaware corporation, GMB, Inc., a North Carolina corporation, FHS, Inc., a Delaware corporation, R. J. Reynolds Tobacco Co., a Delaware corporation, RJR Packaging, LLC, a Delaware limited liability company, BWT Brands, Inc., a Delaware corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K of Reynolds American Inc., dated August 5, 2004).
10.1	Third Amended and Restated Credit Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.6 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.2	Fourth Amended and Restated Subsidiary Guaranty, dated as of July 30, 2004, by R. J. Reynolds Tobacco Company, RJR Acquisition Corp., GMB, Inc., FHS, Inc., R. J. Reynolds Tobacco Co., RJR Packaging, LLC and BWT Brands, Inc. to the creditors defined therein, issued in connection with the Third Amended and Restated Credit Agreement dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc. and the lending institutions listed and to be listed from time to time on Annex I thereto (incorporated by reference to Exhibit 10.7 to Form 8-K of Reynolds American Inc. dated July 30, 2004).

Exhibit
Number	Description

10.3	Amended and Restated Security Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.4	Amended and Restated Pledge Agreement, dated as of July 30, 2004, among Reynolds American Inc., R.J. Reynolds Tobacco Holdings, Inc., various subsidiaries of Reynolds American Inc. and JPMorgan Chase Bank, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.5	Mortgage, Security Agreement, Assignment of Leases, Rents and Rights, Financing Statement and Fixture Filing (South Carolina), made by R. J. Reynolds Tobacco Company, as the Mortgagor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Mortgagee (incorporated by reference to Exhibit 10.10 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.6	Deed to Secure Debt, Security Agreement and Assignment of Leases, Rents and Rights (Georgia), made by R. J. Reynolds Tobacco Company, as the Grantor, to JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Grantee (incorporated by reference to Exhibit 10.11 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.7	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Davie County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.12 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.8	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Forsyth County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.13 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
10.9	First Amendment to Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing (Stokes County) made by R. J. Reynolds Tobacco Company, as the Trustor, to The Fidelity Company, as Trustee, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent for various lending institutions, as the Beneficiary (incorporated by reference to Exhibit 10.14 to Form 8-K of Reynolds American Inc. dated July 30, 2004).
12.1	Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of Fixed Charges by Earnings Before Fixed Charges for each of the five years within the period ended December 31, 2003 and for the six months ended June 30, 2004
31.1	Certification of Chief Executive Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
31.2	Certification of Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
32.1	Certification of Chief Executive Officer and Chief Financial Officer relating to RJR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

      RJR filed a Current Report on Form 8-K, dated June 8, 2004, announcing that RJR and Brown & Williamson Tobacco Corporation granted the Federal Trade Commission an additional extension to evaluate their proposed merger.

      RJR furnished a Current Report on Form 8-K, dated April 27, 2004, announcing earnings for the first quarter of 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.J. REYNOLDS TOBACCO HOLDINGS, INC.
(Registrant)

/s/ DIANNE M. NEAL

Dianne M. Neal
Executive Vice President and Chief Financial Officer

Date: August 9, 2004